Form 10-K
period 1998-12-31
CRONOS GROUP
filed 1999-04-13
CIK 919869

                                  NY--204796.11
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from: ______________ to _______________

                         Commission file number: 0-24464

                                THE CRONOS GROUP
             (Exact name of Registrant as specified in its charter)

                 LUXEMBOURG                               NOT APPLICABLE
      (State or other Jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                   Identification No.)

             16, ALLEE MARCONI, BOITE POSTALE 260, L-2120 LUXEMBOURG
               (Address of principal executive offices)(zip code)

              Registrant's telephone number, including area codes:
                                  (352) 453145

                            -------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT.

           Title of each class                     Name of each exchange
                                                    on which registered

                  None                                Not applicable

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT.

                      Common Shares, $2 par value per share
                                (Title of Class)

        INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO

        INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO BE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. YES NO X

        THE AGGREGATE MARKET VALUE OF VOTING STOCK OF THE REGISTRANT HELD BY NON-AFFILIATES AS OF MARCH 26, 1999 (COMMON SHARES) WAS APPROXIMATELY $33,283,497.

        THE NUMBER OF COMMON SHARES OUTSTANDING AS OF MARCH 29, 1999:

            CLASS                               NUMBER OF SHARES OUTSTANDING
            -----                               ----------------------------

            Common                                     8,858,378

        PORTIONS OF THE FOLLOWING DOCUMENTS HAVE BEEN INCORPORATED BY REFERENCE INTO THIS REPORT.

                 DOCUMENT                            PARTS IN WHICH INCORPORATED

    REGISTRANT'S PROXY STATEMENT FOR THE                      PART III
    1999 ANNUAL MEETING OF SHAREHOLDERS

                                TABLE OF CONTENTS

                                THE CRONOS GROUP

                                                                                                Page
          Introductory Note.......................................................................ii

                                             PART I

Item 1 -- Description of Business..................................................................1
Item 2 -- Properties..............................................................................11
Item 3 -- Legal Proceedings.......................................................................11
Item 4 -- Submission of Matters to a Vote of Security Holders.....................................12

                                            PART II

Item 5 -- Market for the Company's Common Equity and Related Stockholder Matters..................14
Item 6 -- Selected Financial Data.................................................................15
Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations...16
Item 8 -- Financial Statements and Supplementary Data.............................................26
Item 9 -- Changes In and Disagreements With Accountants on Accounting and Financial Disclosure....26

                                            PART III

Item 10 -- Directors and Officers of Registrant...................................................27
Item 11 -- Executive Compensation.................................................................27
Item 12 -- Security Ownership of Certain Beneficial Owners and Management.........................27
Item 13 -- Certain Relationships and Related Transactions.........................................27

                                            PART IV

Item 14 -- Exhibits, Finance Statement Schedules, and Reports of Form 8K..........................28

                                INTRODUCTORY NOTE

        Unless the context indicates otherwise, the "Company" means The Cronos Group and, where appropriate, includes its subsidiaries and predecessors, while "Cronos" means The Cronos Group together with its subsidiaries and predecessors.

        "TEU" means twenty-foot equivalent units, the standard unit of physical measurement in the container industry. All references herein to "$" or "Dollars" are to United States dollars.

        This report discusses certain forward looking matters that involve risks and uncertainties that could cause actual results to vary materially from estimates. Risks and uncertainties include, amongst other things, changes in international operations, including exchange rate risks, the Company's success in refinancing its outstanding debt, changes in market conditions for the Company's container lease operations and the Company's ability to provide innovative and cost-effective solutions.

                                     PART I

ITEM 1 -- DESCRIPTION OF BUSINESS

        INTRODUCTION

        The Company is a limited liability company (societe anonyme) incorporated in Luxembourg with its registered office at 16, Allee Marconi, Boite Postale 260, L-2120 Luxembourg (telephone (352) 453145). The Company is registered with the Luxembourg Registrar of Companies under registration number R.C.S. Lux. B. 27489. Cronos Containers Limited, the Company's principal container leasing subsidiary, is a U.K. corporation located at Orchard Lea, Winkfield Lane, Winkfield, Windsor, Berkshire, SL4 4RU, England.

        Cronos is the successor to Intermodal Equipment Associates ("IEA") and Leasing Partners International ("LPI"). IEA began managing and leasing dry cargo containers in 1978, primarily under master leases. LPI was established in 1983 to manage and lease refrigerated containers. In 1990, LPI acquired IEA and the companies combined their operations under the new name Cronos. In December 1995 and January 1996, the Company and Barton Holding Ltd., a selling shareholder, sold in a public offering (the "Public Offering") 3,643,000 Common Shares of the Company.

        Cronos is one of the world's leading lessors (by aggregate TEU capacity) of intermodal marine containers in owning and managing a fleet of dry cargo, refrigerated, tank and other specialized containers. Through an extensive global network of offices and agents, Cronos leases both its own and other owners' containers to over 400 ocean carriers and transport operators, including all of the 20 largest ocean carriers. The Company is currently seeking to refinance approximately $47.7 million due under the Bank Facility and the Company's other credit facilities by securing new term debt financing and investment by managed container owners. Until the refinancing is completed, there is substantial doubt that the Company will be able to continue as a going concern. See Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

        INDUSTRY BACKGROUND

        A marine cargo container is a reusable metal container designed for the efficient carriage of cargo with a minimum of exposure to loss through damage or theft. Containers are manufactured to conform to worldwide standards of container dimensions and container ship fittings adopted by the International Standards Organization ("ISO") in 1968. The standard container is either 20' long x 8' wide x 8'6" high (one TEU) or 40' long x 8' wide x 8'6" high (two
TEU). Standardization of the construction, maintenance and handling of containers allows containers to be picked up, dropped off, stored and repaired effectively throughout the world. This standardization is the foundation on which the container industry has developed.

        Standard dry cargo containers are rectangular boxes with no moving parts, other than doors and are typically made of steel or aluminum. They are constructed to carry a wide variety of cargoes ranging from heavy industrial raw materials to light-weight finished goods. Specialized containers include, among others, refrigerated containers for the transport of temperature-sensitive goods, tank containers for the carriage of liquid cargo and cellular palletwide containers ("CPCs") with extra width. Dry cargo containers currently constitute approximately 83% (in teu) of the worldwide container fleet. Refrigerated containers and tank containers currently constitute approximately 7% (in teu) of the worldwide container fleet, with open-tops and other specialized containers constituting the remaining 10%.

        One of the primary benefits of containerization has been the ability of the shipping industry to effectively lower freight rates due to the efficiencies created by standardized intermodal containers. Containers can be handled much more efficiently than loose cargo and are typically shipped via several modes of transportation, including truck, rail and ship. Containers require loading and unloading only once and remain sealed until arrival at the final destination, significantly reducing transport time, labor and handling costs and losses due to damage



The Cronos Group                                                               1
and theft. Efficient movement of containerized cargo between ship and shore reduces the amount of time that a ship must spend in port and reduces the transit time of freight moves.

        The logistical advantages and reduced freight rates brought about by containerization have been major catalysts for world trade growth during the last 25 years, resulting in increased demand for containerization. The world's container fleet has grown from an estimated 270,000 TEU in 1969 to approximately
12.2 million TEU by mid-1998.

        BENEFITS OF LEASING

        Leasing companies own approximately 47% of the world's container fleet with the balance owned predominantly by shipping lines. Shipping lines, which traditionally operate on tight profit margins, often supplement their owned fleet of containers by leasing a portion of their equipment from container leasing companies and in doing so, achieve financial and operational benefits.

        Leasing allows the shipping lines to utilize the equipment they need without having to make large capital expenditures;

        Leasing offers a shipping line an alternative source of financing in a traditionally capital-intensive industry;

        Leasing enables shipping lines to expand their routes and market shares at a relatively inexpensive cost without making a permanent commitment to support their new structure;

        Leasing allows shipping lines to respond to changing seasonal and trade route demands, thereby optimizing their capital investment and storage costs.

        TYPES OF LEASES

        FINANCE LEASES are usually long term in nature and require relatively low levels of customer service. They ordinarily require fixed payments over a defined period and provide customers with an option to purchase the subject containers at the end of the lease term. Per diem rates typically include an element of repayment of capital and therefore are higher than rates charged under either long-term or short-term leases.

        MASTER LEASES are usually short-term leases under which a customer reserves the right to lease a certain number of containers as needed under a general agreement between the lessor and the lessee. Such leases provide customers with greater flexibility by allowing customers to pick up and drop off containers where and when needed, subject to restrictions and availability, on pre-agreed terms. The commercial terms of master leases are negotiated annually. Master leases also define the number of containers that may be returned within each calendar month and the return locations and applicable drop-off charges. Due to the increased flexibility they offer, master leases usually command higher per diem rates and generate more ancillary fees (including pick-up, drop-off, handling and off-hire fees) than term leases.

        TERM LEASES are for a fixed period of time and include both long and short term commitments, with most extending from three to five years. Term lease agreements may contain early termination penalties that apply in the event of early redelivery. In most cases, however, equipment is not returned prior to the expiration of the lease. Term leases provide greater revenue stability to the lessor, but at lower lease rates than master leases. Ocean carriers use long-term leases when they have a need for identified containers for a specified term. Short-term lease agreements have a duration of less than one year and include one-way, repositioning and round-trip leases. They differ from master leases in that they define the number and the term of the containers to be leased. Ocean carriers generally use one-way leases to manage trade imbalances (where more containerized cargo moves in one direction than another) by picking up a container in one port and dropping it off at another location after one or more legs of a voyage.


The Cronos Group                                                               2

        The terms and conditions of the Company's leases provide that customers are responsible for paying all taxes and service charges arising from container use, maintaining the containers in good and safe operating condition while on lease and paying for repairs, excluding ordinary wear and tear, upon redelivery. Some leases provide for a "damage protection plan" whereby lessees, for an additional payment (which may be in the form of a higher per diem rate), are relieved of the responsibility of paying some of the repair costs upon redelivery of the containers. The Company has historically provided this service on a limited basis to selected customers. Repairs provided under such plans are carried out by the same depots, under the same procedures, as are repairs to containers not covered by such plans. Customers are also required to insure leased containers against physical damage, loss and against third party liability for loss, damage, bodily injury or death.

        The percentage of equipment on term leases as compared to master leases varies widely among leasing companies, depending upon each company's strategy on margins, operating costs and cash flows.

        Lease rates depend on several factors including the type of lease, length of term, maintenance provided, type and age of the equipment and market conditions.

        COMPANY STRATEGY

        Cronos targets operating leases, with an emphasis on master leases for its dry cargo containers and term leases for refrigerated and tank containers.

        LEASE PROFILE

        Cronos offers flexible leasing arrangements primarily through master leases on dry cargo containers. Cronos' specialized containers are generally leased on longer-term leases because the higher cost, value and complexity of this equipment make it more expensive to redeliver and on-hire frequently.

                                      Percentage of Fleet On-Hire
                                   ---------------------------------
Type of Lease                      Dry cargo    Refrigerated    Tank
-------------                      ---------    ------------    ----
Master............                    76%           39%           9%
Term..............                    16            56           91
Finance...........                     8             5           --
                                     ---           ---          ---
    Total.........                   100%          100%         100%
                                     ===           ===          ===

        CUSTOMERS

        Cronos currently serves over 400 customers, consisting primarily of ocean carriers. Cronos supplies containers to all of the 20 largest ocean carriers worldwide. Cronos is not dependent upon any particular customer or group of customers. None of the Company's customers accounts for more than 10% of its revenue and the ten largest customers accounted for approximately 37.6% of the total TEU fleet-on-hire. Substantially all of Cronos' customers are billed and pay in United States dollars.

        Cronos sets maximum credit limits for all customers, limiting the number of containers leased to each customer according to established credit criteria. Cronos continually tracks its credit exposure to each customer. Cronos' credit committee meets quarterly to analyze the performance of existing customers and to recommend actions to be taken in order to minimize credit risks. Cronos uses specialist third party credit information services and reports prepared by local staff to assess credit applications.



The Cronos Group                                                               3

        FLEET PROFILE

        Cronos focuses on supplying to its customers high-quality containers, manufactured to specifications that exceed International Standards Organization
(ISO) standards and designed to minimize repair and operating costs. Cronos operates primarily dry cargo and refrigerated containers but, since 1993, it has diversified into tanks and other specialized containers. Cronos believes that this fleet diversification enables it to increase business with its customers by supplying a wide range of their equipment requirements.

                                   Cronos Container Fleet (in TEU thousands)
                                                at December 31,
                                 ---------------------------------------------
                                 1994      1995      1996      1997      1998
                                 ----      ----      ----      ----      ----
Dry Cargo                        211.5     250.2     322.0     345.9     337.8
Refrigerated                      14.6      14.3      16.2      16.0      14.7
Tank                               0.4       1.0       1.7       2.0       2.0
Roll-Trailer                        --        --       1.7       2.0       2.2
CPCs                                --        --        --       2.4       2.4
Other Dry Freight Specials         0.1       0.1       1.2       1.5       2.3
                                 -----     -----     -----     -----     -----
   Total Fleet                   226.6     265.6     342.8     369.8     361.4
                                 =====     =====     =====     =====     =====

        Dry cargo containers are the most commonly used type of container in the shipping industry. Over 95% of Cronos' dry cargo fleet is constructed of all Corten(R) steel (i.e., Corten(R) roofs, walls, doors and undercarriage), which is a high-tensile steel yielding greater damage and corrosion resistance than mild steel. The Company believes that, among its major competitors, it has the highest percentage of dry cargo containers constructed of all Corten(R) steel.

        Refrigerated containers are used to transport temperature-sensitive products, such as meat, fruit, vegetables and photographic film. All of Cronos' refrigerated containers have high-grade stainless steel interiors. The majority of Cronos' 20' refrigerated containers have high-grade stainless steel walls, while most of the Company's 40' refrigerated containers are steel framed with aluminum outer walls to reduce weight. As with the dry cargo containers, all refrigerated containers are designed to minimize repair and maintenance and maximize damage resistance. Cronos' refrigerated containers are designed and manufactured to include the latest generation refrigeration equipment, with the most recently built units controlled by modular microprocessors. Cronos has not purchased new refrigerated containers since early 1997 due to the weak refrigerated container leasing market resulting from oversupply.

        Cronos' tank containers are constructed in compliance with International Maritime Organization ("IMO") standards and recommendations. The tanks purchased by Cronos to date have all been IMO-1 type tanks constructed to comply with IMO recommendations that require specific pressure ratings and shell thicknesses. These containers are designed to carry highly-flammable materials, corrosives, toxics and oxidizing substances. They are also capable of carrying non-hazardous materials and foodstuffs. They have a capacity of 21,000-24,000 litres and are generally insulated and equipped with steam or electrical heating.

         Dry freight special containers, a small but growing segment of the world container fleet, include rolltrailers, CPCs, open-top and flatrack containers. Cronos diversified into dry freight specials in 1996, when it acquired Intermodal Leasing AB, a Swedish company with a fleet of approximately 800 rolltrailers, a type of heavy-duty chassis used for moving cargo onto and off ships. Cronos markets this product on a worldwide basis through its network of offices and agents, and has increased its rolltrailer fleet to 2,200 TEU at the end of 1998. Cronos owns the patents of the CPC, a specialized container designed specifically for the carriage of European short sea cargo on "Europallets". Since 1996, Cronos has added 2,400 TEU of CPCs into its container fleet.



The Cronos Group                                                               4

        PURCHASING POLICY

        Cronos' purchasing policy is driven by market requirements and anticipated future demand, including demand generated by trade growth and the replacement of containers retired from fleets around the world. The Company believes that the worldwide manufacturing capacity for all container types is adequate to meet its current and near-term requirements.

        Cronos purchases dry cargo containers from manufacturers in China, Korea, Taiwan, Indonesia, Thailand, India, Malaysia, Turkey and South Africa as part of its policy to source container production in locations where it can meet customer demands most effectively. No single manufacturer supplies more than 30% of Cronos' annual dry cargo container purchases.

        Cronos' refrigerated containers were purchased mainly from Korean manufacturers. The majority of its refrigeration units were purchased from Carrier Transicold, the primary supplier of container refrigeration units in the United States. To date, all of the Company's tank containers have been purchased from United Kingdom and South African manufacturers.

        REPAIR AND MAINTENANCE

        All containers are inspected and repaired when redelivered by a customer, and customers are obligated to pay for all damage repairs, excluding wear and tear, according to standardized industry guidelines. Depots in major port areas perform repair and maintenance that is verified by independent surveyors or the Cronos technical and operations staff.

        Before any repair or refurbishment is authorized on older containers in the Cronos fleet, the Cronos technical and operations staff reviews the age, condition and type of container and its suitability for continued leasing. Cronos compares the cost of such repair or refurbishment with the prevailing market resale price that might be obtained for that container and makes the appropriate decision whether to repair or sell the container. Cronos is authorized to make this decision for most of the owners for whom it manages equipment and makes these decisions by applying the same standards to the managed containers as to its own containers.

        MARKET FOR USED CONTAINERS

        Cronos estimates that the period for which a dry cargo or refrigerated container may be used as a leased marine cargo container ranges from 10 to 15 years. Tank containers generally may be used for 12 to 18 years.

        Cronos disposes of used containers in a worldwide market in which buyers include wholesalers, mini-storage operators, construction companies and others. The market for used refrigerated and tank containers is not as stable as the market for used dry cargo containers. Although a used refrigerated container will command a higher price than a dry cargo container, a dry cargo container will achieve a higher percentage of its original price. Historically, the Company has not derived a material proportion of its revenues from selling used containers due to the age profile of its fleet.

        OPERATIONS

        Cronos' sales and marketing operations are conducted through Cronos Containers Limited, a wholly-owned subsidiary based in the United Kingdom, with support provided by area offices and dedicated agents located in San Francisco, California; Iselin, New Jersey; Windsor, England; Hamburg; Antwerp; Genoa; Gothenburg, Sweden; Singapore; Hong Kong; Sydney; Tokyo; Taipei; Seoul; Rio de Janeiro; Shanghai and Auckland.

        Cronos also maintains agency relationships with over 20 independent agents around the world, who are generally paid a commission based upon revenues generated in the region or the number of containers that are leased from their area. These agents are located in jurisdictions where the volume of Cronos business necessitates



The Cronos Group                                                               5
a presence in the area but is not sufficient to justify a fully-functioning Cronos office or dedicated agent. Agents provide marketing support to the area offices covering the region, together with limited operational support.

        In addition, Cronos relies on the services of over 300 independently owned and operated depots around the world to inspect, repair, maintain and store containers while off-hire. The Company's area offices authorize all container movements into and out of the depot and supervise all repairs and maintenance performed by the depot. The Company's technical staff sets the standards for repair of the Cronos fleet throughout the world and monitors the quality of depot repair work. The depots provide a link to the Company's operations, as the redelivery of a container into a depot is the point at which the container is off-hired from one customer and repaired in preparation for re-leasing to the next.

        Cronos' global network is integrated with its computer system and provides 24-hour communication between offices and agents. The system allows Cronos to manage and control its fleet on a global basis, providing Cronos with the responsiveness and flexibility necessary to service the master lease market effectively. This system is an integral part of Cronos' service, as it processes information received from the various offices, generates billings to lessees and generates a wide range of reports on all aspects of the Company's leasing activities. The system records the life history of each container, including the length of time on-hire, repair costs, as well as port activity trends, leasing activity and equipment data per customer. The operations and marketing data is fully interfaced with Cronos' finance and accounting system to provide revenue, cost and asset information to management and staff around the world. Cronos intends to continue to enhance its computer system as needs arise in the future.

        COMPETITION

        Competition among container leasing companies is based upon several factors, including the location and availability of inventory, lease rates, the type, quality and condition of the containers, the quality and flexibility of the service offered and the confidence in and professional relationship with the lessor. Other factors include the speed with which a leasing company can prepare its containers for lease and the ease with which a lessee believes it can do business with a lessor or its local area office. Not all container leasing companies compete in the same market as some supply only dry cargo containers and not specialized containers, while others offer only long-term leases. Cronos has historically targeted three particular markets: the master lease dry cargo container market, the refrigerated container market and the tank container market. In recent years, however, the Company has expanded into other specialized container products and other types of leases.

        Cronos competes with various container leasing companies in the markets in which it conducts business, including Transamerica Leasing, Genstar Container Corp. (now GE Seaco), Triton Container International Ltd., Textainer Corp. and others. In a series of recent consolidations, several major leasing companies, as well as numerous smaller ones, have been acquired by competitors. Cronos believes that the current trend toward consolidation in the container leasing industry will continue, making economies of scale, worldwide operations, diversity, size of fleet and financial strength increasingly important to the successful operation of a container leasing business. Additionally, as containerization grows, customers may demand more flexibility from leasing companies regarding per diem rates, pick-up and drop-off locations, availability of containers and other terms.

        Some of Cronos' competitors may have greater financial resources than Cronos and may be more capable of offering lower per diem rates on a larger fleet. In Cronos' experience, however, ocean carriers will generally lease containers from more than one leasing company in order to minimize dependence on a single supplier.



The Cronos Group                                                               6

        OPERATING SEGMENTS

        Cronos has three operating segments which are determined based on source of container funding:

        1.  U.S. Public Limited Partnerships

        2.  Other Container Owners

        3.  Owned Containers

        Cronos uses various financing programs within its three segments. These financing programs enable Cronos to expand its fleet without being dependent upon any single source of financing. Cronos believes it is important to diversify its financing sources both by market and type of instrument. This diversification reduces its reliance on individual financial markets and provides for a more balanced financing structure.

               The following chart summarizes the composition of the Cronos fleet (based on original equipment cost) at December 31 of each of the years indicated:

                                        1994     1995     1996     1997     1998
                                        ----     ----     ----     ----     ----
U.S. Public Limited Partnerships....     48%      45%      38%      35%      34%
Other Container Owners .............     28%      34%      29%      40%      41%
Owned Containers ...................     24%      21%      33%      25%      25%
                                        ---      ---      ---      ---      ---
          Total ....................    100%     100%     100%     100%     100%
                                        ===      ===      ===      ===      ===

        As of December 31, 1998, no single owner (other than as specified above) held more than 13% of the Cronos fleet (based upon original equipment cost).

        All containers, whether owned or managed, are leased as part of a single global fleet, without regard to ownership. No customer generates 10% or more of a segment's revenues. The Company evaluates the performance of its operating segments based on operating profit or loss. Substantially, all of the Group's lease revenue is earned on containers used in global trade routes. This revenue is deemed to be earned based on the physical location of the containers while on lease. Accordingly, the Group believes that it does not possess discernible geographic reporting segments as defined in Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". See Note 2 to the 1998 Consolidated Financial Statements.

        Segment revenues from external customers, operating profit or loss and total assets are disclosed in the Company's Financial Statements and are incorporated herein by reference.

        U.S. PUBLIC LIMITED PARTNERSHIPS

        Cronos has been raising capital through its investment syndication activities since 1979 through the organization and sponsorship of public limited partnership offerings. To date Cronos has sponsored 16 of these public limited partnerships. Cronos has raised over $478 million from over 37,000 investors, providing the means to purchase 181,000 TEU of dry cargo containers, 3,500 TEU of refrigerated containers and 300 TEU of tank containers. A majority of the limited partners in a partnership can remove the general partner, thereby terminating the agreement with Cronos.

        As an operating company, Cronos believes that its substantial experience in the container leasing industry has been integral to the successful syndication of public limited partnerships. However, no public offerings have been made in the U.S. since early 1997. The Company is currently seeking to refinance approximately $47.7



The Cronos Group                                                               7
million of indebtedness. See Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources". In addition, since early 1997 the Company has been the subject of an investigation by the U.S. Securities and Exchange Commission. See Item 3 -- "Legal Proceedings". The Company's ability to offer additional investor programs will likely require a satisfactory resolution of these matters.

        The U.S. Public Limited Partnerships provide compensation to Cronos consisting of the following fees and commissions:

        - Syndication commissions: equal to 10% of the gross proceeds from the offering, of which approximately 8% is paid to independent broker-dealers;

        - Acquisition fees: equal to 5.0% of the original cost of equipment purchased by the partnerships, recognized over a 12-year period;

        - Base management fees: equal to 7% of gross lease revenue for operating leases and 2% of gross lease revenue for direct financing leases;

        - General partner share: equal to 5% of distributable cash generated by the partnerships' operating activities;

        - Incentive fees: equal to 15% of distributable cash after the limited partners have received a return of their adjusted capital contributions and distributions in an amount equal to a cumulative compounded rate between 8 to 10% per annum (depending on the program);

        - Sales proceeds fees: equal to a 25% share of container sales proceeds after limited partners have received a return equal to their adjusted capital contribution plus 8% per annum for the leveraged programs; and

        - Reimbursed administrative expenses: for certain overhead and operating expenses.

        Management and acquisition fees, as well as syndication commissions (representing amounts earned on the sale of Limited Partnership interests) earned by the Company, were $15.0 million, $12.0 million, and $11.3 million for the years ended December 31, 1996, 1997 and 1998, respectively.



The Cronos Group                                                               8

        OTHER CONTAINER OWNERS

        In addition to U.S. Public Limited Partnerships, Cronos manages containers pursuant to agreements negotiated directly with corporations, partnerships and private individuals located in Europe, Asia, the United States and South Africa. Cronos' obligations to investors in the partnerships and the investor programs are substantially similar. The terms of the agreements vary from 1 to 15 years. The agreements generally contain provisions which permit earlier termination under certain conditions upon 60-90 days' notice. Under the agreements with Other Container Owners, the container owner can generally terminate the agreement if average payments by Cronos are less than a certain percentage (specified in each agreement) of total capital invested. Cronos believes that early termination is unlikely in normal circumstances.

        These management agreements generally provide compensation to Cronos consisting of management fees between 5% and 20% of the net lease revenue generated by the containers. Cronos also earns an acquisition fee of approximately 2.5% to 5.0% of the aggregate original equipment cost of the equipment managed for the owners where Cronos has negotiated the purchase of the equipment. In certain cases, an incentive fee may also be earned. Acquisition fees under the investor programs are generally recognized in Cronos' income statements over periods ranging from 7 to 15 years.

        Total fees earned by the Company were $7.4 million, $7.3 million and $7.4 million for the years ended December 31, 1996, 1997 and 1998, respectively.

        All of the containers managed for these owners are combined into pools with containers of similar age and type and are managed pursuant to generally similar management agreements. Occasionally an owner will have its own pool, due to the size of its fleet or to differences in the structure or terms of the management agreement. The owners of the containers in each pool share revenues and expenses, which are allocated pro rata in order to minimize the effect of possible over-utilization or under-utilization of any particular containers. Pooling was designed to minimize conflicts of interest and promote administrative convenience.

        Revenues and expenses are allocated among owners based upon the aggregate original equipment cost of the containers owned by each owner and the number of days that such containers were in the pool, compared to the total aggregate original equipment cost of all containers in the pool and the total number of days in the period.

        OWNED CONTAINERS

        Cronos uses various forms of debt funding to finance its owned fleet including bank loans, private placements, and capital leases. Container ownership provides the Company with the ability to generate lease revenues over the life of the container, matched with relatively fixed costs of interest and depreciation expenses. Most of the Company's long term debt facilities have principal maturities of less than seven years, after which containers financed under such facilities provide increased cash flows. In general, the Company believes that container ownership is more profitable over the life of the container when compared to the corresponding profits generated from container management. However, unlike container management, container ownership can often require an initial cash investment in order to secure cost effective debt financing. Until the Company completes its short term debt refinancing, additional investment in container ownership will be restricted. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations".

        Cronos also owns containers on a temporary basis until such time that the containers are sold to its U.S. Limited Partnerships and Other Container Owner Programs. Most containers targeted for transfer to managed programs are purchased new by Cronos, and sold to a managed container owner within six months. This strategy allows Cronos more flexibility to negotiate and buy containers strategically, based on market conditions and later sell these containers to third party owners after the initial lease profile is established for a particular group of containers. Cronos also intends to use managed container programs to help it refinance containers held under short-term debt agreements, some of which it has completed in the first quarter of 1999.



The Cronos Group                                                               9

ENVIRONMENTAL

        Countries that are signatories to the Montreal Protocol on the environment agreed in November 1992 to restrict the use of environmentally destructive refrigerants, banning production (but not use) of chlorofluorocarbon compounds ("CFCs") beginning in January 1996. CFCs are used in the operation, insulation and manufacture of refrigerated containers. All of Cronos' refrigerated containers purchased since June 1993 use non-CFC refrigerant gas in the operation and insulation of the containers, although a reduced quantity of CFCs is still used in the container manufacturing process. The replacement refrigerant used in the Company's new refrigerated containers may also become subject to similar governmental regulations. Depending on market pressures and future governmental regulations, many of the Company's refrigerated containers may require retrofitting with non-CFC refrigerants. Cronos' technical staff has cooperated with refrigeration manufacturers in conducting investigations into the most effective and economical retrofit plan. In the future, the Company may bear the costs related to retrofitting its Owned Containers, which constitute approximately 25% of its total refrigerated container fleet. Cronos believes that any such further expenses, should they be required, would not be material to its financial position or results of operations. In addition, refrigerated containers that are not retrofitted may command lower prices in the used container market.

EMPLOYEES

        As of December 31, 1998, Cronos had 139 employees worldwide, 32 were located in the United States, 80 in Europe and 27 in Asia. None of Cronos' employees are covered by a collective bargaining agreement.

                        Executive Officers of the Company
                        ---------------------------------
        Name                        Position                           Age
        ----                        --------                           ---
        Dennis J. Tietz             Chief Executive Officer            46
        Peter J. Younger            Chief Financial Officer            42
        Stephen J. Brocato          President of Leasing Division      46

               A brief summary of the recent business and professional experience of each executive officer is set forth below:

        DENNIS J. TIETZ. Mr. Tietz, 46, was elected Chief Executive Officer of The Cronos Group in December 1998 and Chairman of the Board of Directors in March 1999. Since 1986, Mr. Tietz has been responsible for the organization and marketing and after-market support of investment programs managed by Cronos Capital Corp. ("CCC"), a subsidiary of the Company. Mr. Tietz was a regional manager for CCC, responsible for various container leasing activities in the U.S. and Europe from 1981 to 1986. Prior to joining CCC in December 1981, Mr. Tietz was employed by Trans Ocean Leasing Corporation as Regional Manager based in Houston, with responsibility for all leasing and operational activities in the U.S. Gulf. Mr. Tietz holds a B.S. degree in Business Administration from San Jose State University and is a Registered Securities Principal with the National Association of Securities Dealers ("NASD").

        PETER J. YOUNGER. Mr. Younger, 42, was elected Chief Financial Officer of The Cronos Group in March, 1997, and is based in the United Kingdom. Mr. Younger was appointed Vice President and Controller of Cronos in 1991. He joined IEA in 1987 and served as Director of Accounting and Vice President and Controller, based in San Francisco. Prior to 1987, Mr. Younger was a certified public accountant and a principal with the accounting firm of Johnson, Glaze and Co. in Salem, Oregon. Mr. Younger holds a B.S. degree in Business Administration from Western Baptist College.



The Cronos Group                                                              10

        STEPHEN J. BROCATO. Mr. Brocato, 46, was elected President of the Leasing Company's container division in June 1997, and is based in the United Kingdom. Mr. Brocato has held various positions since joining Cronos including, Vice President - Corporate Affairs and Director of Marketing - Refrigerated Containers for Cronos in North and South America. Prior to joining Cronos, Mr. Brocato was a Vice President for ICCU Containers from 1983 to 1985 and was responsible for dry cargo container marketing and operations for the Americas. From 1981 to 1983, he was Regional Manager for Trans Ocean Leasing Ltd. On March 31, 1999 Mr. Brocato resigned from his position as President of the Leasing Company's container division and has left the Company to pursue other interests.


INSURANCE

        Cronos' lease agreements typically require lessees to obtain insurance to cover all risks of physical damage and loss of the equipment under lease, as well as public liability and property damage insurance. However, the precise nature and amount of the insurance carried by each ocean carrier varies from lessee to lessee.

        In addition, Cronos has purchased secondary insurance effective in the event that a lessee fails to have adequate primary coverage. This insurance covers liability arising out of bodily injury and/or property damage as a result of the ownership and operation of the containers, as well as insurance against loss or damage to the containers, loss of lease revenues in certain cases and costs of container recovery and repair in the event that a customer goes into bankruptcy. Cronos believes that the nature and amounts of its insurance are customary in the container leasing industry and subject to standard industry deductions and exclusions.

ITEM 2 -- PROPERTIES

        Cronos owns the real property known as Orchard Lea, located west of London, England. Orchard Lea consists of a 22,000 square foot office building on four acres of land. Orchard Lea is the head office of Cronos' container leasing operations. It is subject to a mortgage and other liens and encumbrances. Cronos leases approximately 12,160 square feet of office space in San Francisco, California, where its U.S. Limited Partnership activities are based. Cronos also conducts container leasing operations from offices in Iselin, New Jersey; Hamburg; Antwerp; Genoa; Gothenburg, Sweden; Hong Kong; Singapore; Sydney; Tokyo; Rio de Janeiro; Shanghai and Auckland, generally under shorter term leases of varying durations. The containers owned and managed by Cronos are described under Item 1--"Description of Business - Company Strategy - Fleet Profile, Operating Segments - U.S. Public Limited Partnerships, Other Container Owners and Owned Containers", above. As of December 31, 1998, Cronos owned 50,487 TEU dry cargo containers, 7,537 TEU refrigerated containers, 671 TEU tank containers, 2,419 TEU CPC containers and 2,309 TEU of other specialized equipment. As of December 31, 1998, Cronos managed a total of 287,339 TEU dry cargo containers, 7,165 TEU refrigerated containers, 1,341 TEU tank containers and 2,171 TEU of other specialized equipment.

ITEM 3 -- LEGAL PROCEEDINGS

        In February 1997, as reported in the Company's Form 6-K, Arthur Andersen resigned as auditors to The Cronos Group and its subsidiaries and related partnerships. In connection with its resignation, Arthur Andersen also prepared a report pursuant to Section 10A of the Securities Exchange Act of 1934 citing its inability to obtain what it considered to be adequate responses to its inquiries primarily regarding the payment of $1.5 million purportedly in respect of professional fees relating to the proposed strategic alliance referred to in
Note 17 to the 1998 Consolidated Financial Statements.

        The Securities and Exchange Commission ("SEC"), a United States regulatory agency, subsequently commenced an investigation of the Company. The SEC's investigation can result in several types of civil or administrative sanctions against the Company and individuals associated with the Company, including the



The Cronos Group                                                              11
assessment of monetary penalties against the Company. Actions taken by the SEC do not preclude additional actions by any other federal, civil or criminal authorities or by other regulatory organizations or by third parties.

        The SEC's investigation is continuing, and some of the Company's present and former officers and directors and others associated with the Company have given testimony. However, no conclusion of any alleged wrongdoing by the Company or any individual has been communicated to the Company by the SEC. Accordingly, management has not reached a conclusion regarding any possible liability of the Company.

        Since 1983, the Company has managed equipment for Austrian entities sponsored by various Contrin companies. Contrin was formed in 1976 by Mr Rudolf
J. Weissenberger, a former Chief Executive Officer, Chairman and Director of the Company. Subsequently, Mr Palatin, a former Chief Executive Officer, Chairman and Director of the Company, joined Mr Weissenberger in the ownership and management of Contrin. Mr Axel Friedberg, a former non-executive Director of the Company from 1997 to March 1999, served as legal counsel to Mr Weissenberger and some of the Contrin entities. Mr Weissenberger and Mr Palatin terminated their respective positions with Contrin in 1991. Since then, Cronos has continued to manage equipment for Contrin under Management Agreements.

        Certain of the Contrin entities were liquidated in 1996 with alleged losses to the investors in some of the Austrian entities that had provided financing. Investigations that involved allegations of fraudulent dealings in respect of Contrin were initiated against various persons and entities in the Provincial Court of Vienna, Austria (Criminal Division) upon the complaint of certain of the Contrin companies. In September 1997 the Provincial Court of Vienna entered a temporary injunction that froze a payment being made by Cronos Containers NV of 4,617,835 Austrian schillings (approximately $0.36 million) pending the outcome of further legal proceedings. In December 1997 the Vienna Court of Appeal (Criminal Division) sustained the temporary injunction. In its opinion, the Court of Appeal noted that, upon motion of the Public Prosecutor, investigations were then pending against, among others, Mr Palatin. The Court also said that investigations were being initiated against additional persons, including Mr Weissenberger and Mr Friedberg. Mr Palatin and Mr Friedberg have since been formally charged. Such investigations, which are still pending, have not resulted in any actions being taken against Mr Weissenberger, who has informed the Company that he does not believe that there is any valid basis for any such actions to be taken against him.

        In May 1998, Mr Palatin was taken into custody by Austrian governmental authorities pending further hearings on the allegations of fraud in connection with various Contrin transactions. See Notes 17 and 21 to the 1998 Consolidated Financial Statements. In June 1998, the Company's Board of Directors removed Mr Palatin from his position as Chief Executive Officer. Mr Palatin resigned from the Board of Directors on July 3, 1998.

        In response to actions taken by Contrin, the Company terminated certain of its Management Agreements with the various Contrin entities in 1998. Discussions are taking place between Contrin and the Company and it is possible these agreements may be reinstated.

        Based on the information available to it, the Company considers that prudent provision has been made in the 1997 and 1998 Financial Statements for all matters concerning Contrin. See Note 17 to the Company's 1998 Consolidated Financial Statements for additional information.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The annual meeting of shareholders was held on October 29, 1998. The following is a summary of the matters voted on at the meeting:

        Resolution 1: to receive and approve the reports of the independent auditor and of the Board of Directors; votes for 2,502,708; votes against 1,340,140; abstentions 1,075,200. Consequently, the resolution was passed.



The Cronos Group                                                              12

        Resolution 2: to ratify the appointment by the Board of Directors of Mr Maurice Taylor on July 9, 1998 to fill a vacancy on the Board; votes for 2,502,508; votes against 1,339,140; abstentions 1,076,400. Consequently, Mr Taylor's appointment by the Board of Directors was ratified.

        Resolution 3: to approve the Consolidated and Unconsolidated Financial Statements of the Company for the year ended December 31, 1997; votes for 2,173,108; votes against 1,340,940; abstentions 1,404,000. Consequently, the Consolidated and Unconsolidated Financial Statements of the Company for the year ended December 31, 1997 were approved.

        Resolution 4: to discharge the Board of Directors (other than Mr Palatin) pursuant to Article 74 of the Company Law (August 10, 1915) for the execution of their mandate for the year ended December 31, 1997; votes for 2,496,098; votes against 1,343,000; abstentions 1,078,950. Consequently, the discharge as proposed was granted.

        Resolution 5: election of Directors

                                                      Votes
                                      --------------------------------------
Nominee                     Term            For       Against    Abstentions
-------                     ----            ---       -------    -----------
E. A. Eriksen               2001        487,371     3,352,277      1,078,400
R. J. Weissenberger         2001      2,160,208     1,586,440      1,171,400
M. Taylor                   2001      2,500,608       913,890      1,503,550
N. Walker                   2001        708,010     1,337,840      2,872,198

Mr Friedberg and Mr Ernst Otto Nedelmann continued to serve as Directors following the meeting.

        Resolution 6: to rescind the authorization granted at the 1997 annual meeting of shareholders of the Company to pay out dividends of up to 35% of consolidated net earnings for the year ended December, 31 1996; votes for 3,732,958; votes against 106,040; abstentions 1,079,050. Consequently, the authorization was rescinded.

        Resolution 7: to approve the appointment of Moore Stephens S.a.r.l. as the Company's independent auditor for the fiscal year 1998 and to authorize the Directors to fix the independent auditors remuneration; votes for 3,499,348; votes against 343,000; abstentions 1,075,700. Consequently, Moore Stephens S.a.r.l was reappointed.

        Resolution 8: to approve any dividends and allocate the results for the year ended December 31, 1997; votes for 2,169,008; votes against 1,673,840; abstentions 1,075,200.
Consequently, it was decided not to pay dividends.



The Cronos Group                                                              13

                                     PART II

ITEM 5 -- MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        As at March 29, 1999, there were outstanding 8,858,378 Common Shares. They were held of record by 16 holders, including five non-U.S. persons holding an aggregate of 2,857,017 shares.

        Prior to December 1995, there was no trading market for the Company's Common Shares. Since the Company's Public Offering, the Common Shares have been quoted and traded over-the-counter on the NASDAQ National Market System under the symbol "CRNSF". In March 1999 the Company announced that it would comply with the reporting requirements applicable generally to U.S. public companies and would therefore trade under the symbol "CRNS". There is no trading market for the Common Shares outside the United States. The table below shows the high and low reported bid prices for the Common Shares on the NASDAQ National Market System for the last two years for the quarterly periods ending on the dates indicated. Bid prices are market quotations and reflect inter dealer prices, without retail mark up, mark down or commission and may not necessarily represent actual transactions.

                                       Price Range             Trading Volume
                                        (Dollars)           (# of Common Shares)
                                    High         Low
                                    ----         ---
March 31, 1997                      7.375       2.750             2,704,887
June 30, 1997                       6.875       4.000             1,833,200
September 30, 1997                  8.125       6.250             1,671,623
December 31, 1997                   7.375       4.500             1,092,334
March 31, 1998                      7.250       5.125             1,397,942
June 30, 1998                       7.125       5.000               552,233
September 30, 1998                  5.969       4.875             1,101,394
December 31, 1998                   6.625       3.375               297,081
February 28, 1999                   5.938       3.500               137,290

        There are currently no Luxembourg foreign exchange control restrictions on the payment of dividends on the Common Shares or on the conduct of Cronos' operations. In addition, there are no limitations on holding or voting applicable to foreign holders of Common Shares, imposed by law, by the Company's Articles of Incorporation or otherwise, other than those restrictions which apply equally to Luxembourg holders of Common Shares. The company is, under a credit agreement, restricted in declaring or making dividend distributions except in the case where such declarations or distributions are made solely and limited to an amount equal to 35% of Consolidated Net Earnings of any year. No dividend declarations have been made by the Company since its Initial Public Offering in December 1995.

        The following summary of the material Luxembourg tax consequences is not a comprehensive description of all of the tax considerations that are applicable to the holders of Common Shares, and does not deal with the tax consequences applicable to all categories of holders, some of which may be subject to special rules.

        Under present Luxembourg law, as long as the Company maintains its status as a holding company, no income tax, withholding tax (including with respect to dividends), capital gains tax or estate inheritance tax is payable in Luxembourg by shareholders in respect of the Common Shares, except for shareholders domiciled, resident (or, in certain circumstances, formerly resident) or having a permanent establishment in Luxembourg. The reciprocal tax treaty between the United States and Luxembourg limiting the rate of any withholding tax is therefore inapplicable.



The Cronos Group                                                              14

ITEM 6 -- SELECTED FINANCIAL DATA

        The following table sets forth consolidated financial information for the Company as of and for the periods noted. The balance sheet and income statement data for the five years ended December 31, 1998, have been derived from the consolidated financial statements of the Company. The table should be read in conjunction with Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations" and the 1998 Consolidated Financial Statements and related notes thereto included elsewhere in this Annual Report. The Company is facing material financial uncertainties in connection with its refinancing that may cause this data not to be indicative of future financial condition or results of operations.


                                                                        Year Ended December 31,

                                                          1994        1995        1996        1997          1998
                                                        --------    --------    --------    ---------     ---------
                                                             (in thousands, except per share data)
INCOME STATEMENT DATA:
Gross lease revenue ...............................     $124,658    $150,429    $154,011    $ 160,848     $ 157,546
Commissions, fees and other operating income.......        5,667       6,942       7,460        5,545         4,955
Interest income ...................................          255       1,329       1,333        1,685         1,154
Equity in earnings of affiliates ..................        1,445       1,895       1,397           --            --
Gain on conversion of investment in affiliate......           --          --       5,260          321            --
                                                        --------    --------    --------    ---------     ---------
TOTAL REVENUES AND NON-OPERATING INCOME ...........      132,025     160,595     169,461      168,399       163,655
                                                        --------    --------    --------    ---------     ---------
Direct operating expenses .........................       23,783      26,938      34,535       34,217        35,318
Payments to container owners ......................       62,288      77,073      72,894       73,945        75,527
Depreciation and amortization .....................        8,711      10,676      14,258       19,033        18,714
Selling, general and administrative expenses.......       20,148      24,133      23,834       22,683        21,164
Financing and recomposition expenses(1)(2) ........        1,900          --       2,149        7,384         5,375
Interest expense ..................................        8,229      11,238      11,368       17,758        15,718
Provision against amounts receivable from
related parties(3) ................................           --          --          --        4,733            --
Provision against available for sale
securities(4) .....................................           --          --          --           --         1,500
Impairment losses(5) ..............................           --          --          --       11,668         6,500
                                                        --------    --------    --------    ---------     ---------
TOTAL EXPENSES ....................................      125,059     150,058     159,038      191,421       179,816
                                                        --------    --------    --------    ---------     ---------
EARNINGS (LOSS) BEFORE INCOME TAXES ...............        6,966      10,537      10,423      (23,022)      (16,161)
Income taxes ......................................        3,031       3,175       2,441           --           306
                                                        --------    --------    --------    ---------     ---------
NET INCOME (LOSS) .................................        3,935       7,362       7,982      (23,022)      (16,467)
                                                        --------    --------    --------    ---------     ---------
Preferred dividends ...............................          900         856          --           --            --
                                                        --------    --------    --------    ---------     ---------
Earnings available for common shares ..............     $  3,035    $  6,506    $  7,982    $ (23,022)    $ (16,467)
                                                        --------    --------    --------    ---------     ---------
Earnings (loss) per common share ..................     $   0.58    $   1.21    $   0.90    $   (2.60)    $   (1.86)
                                                        --------    --------    --------    ---------     ---------
Dividends per common share ........................     $    .19    $     --    $     --    $      --     $      --
                                                        --------    --------    --------    ---------     ---------
Shares used in per share calculations(6) ..........        5,215       5,383       8,853        8,858         8,858
BALANCE SHEET DATA (AT END OF PERIOD):
Cash and cash equivalents .........................     $  7,493    $ 24,243    $ 17,278    $  14,455     $   9,281
Total assets ......................................      222,337     266,485     399,301      327,145       279,979
Long-term debt and capital lease obligations.......       93,578      89,600     141,435       88,682        61,195
Total debt and capital lease obligations ..........      109,696     106,620     198,989      171,399       148,466
Shareholders' equity ..............................       53,186      85,349      95,576       73,713        56,087

(1) In 1994, $1.9 million ($.37 per share) of costs incurred in preparation for the Company's Public Offering were written off because the offering, originally planned for the summer of 1994, was postponed for more than 90 days. These costs were non-deductible for tax purposes.



The Cronos Group                                                              15

(2) In 1996, 1997 and 1998 the Company incurred costs in connection with certain financing and other transactions and the restructuring of the Board of Directors and other employee positions. Costs incurred and accrued were charged to the income statement where the Company determined that no future benefit would be derived from such costs.

(3) As of December 31, 1997 the Company provided $4.7 million against a loan and associated interest to the then Chairman due to concern over its collectability and the Company's ability to exercize the pledge over shares put up as collateral for the loan.

(4) As of December 31, 1998 the Company provided $1.5 million against the escrow holding certain Transamerica shares pending final determination of post-closing reports and adjustments.

(5) As of December 31, 1997 and 1998 the Company recorded accounting charges relating to the impairment of certain long-lived assets as required by the Statement of Financial Accounting Standards 121.

(6) Weighted average number of shares outstanding during the year.


ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion of the Company's financial condition and results of operations should be read in conjunction with the 1998 Consolidated Financial Statements and the notes thereto and the other financial and statistical information appearing elsewhere in this Annual Report. The 1998 Consolidated Financial Statements have been prepared in accordance with US Generally Accepted Accounting Principles.

        GENERAL

        The Company generates revenues by leasing to ocean carriers marine containers that are owned either by third-party container owners or by the Company itself. These leases, which generate most of the Company's revenues, are generally operating leases.

        The segment information presented in Note 2 of the Notes to the Company's 1998 Consolidated Financial Statements relates to the portions of the Company's fleet owned by the Company itself ("Owned Containers") or by the Company's managed container programs, U.S. Public Limited Partnerships ("U.S. Limited Partnerships") and Other Container Owners ("Other Container Owners") and together with U.S. Limited Partnerships, "Managed Container Owners". Owned Containers include containers held for resale, the financing costs of which are borne by the Company prior to the sale of such containers to Managed Container Owners, and are accounted for in the Owned Container segment. The Company bears the risk of ownership with respect to containers in Owned Containers but not with respect to the majority of containers in the Managed Container Owners segments, although the Company bears the risk that the management agreements could be terminated, resulting in the removal of the corresponding managed containers from the fleet. At December 31, 1998, approximately 34%, 41% and 25% of the Company's fleet (by original equipment cost) was related to U.S. Limited Partnerships, Other Container Owners and Owned Containers, respectively.

        All containers, whether owned or managed, are operated as part of a single fleet. The Company has discretion over which ocean carriers, container manufacturers and suppliers of goods and services it deals with. Since the Company's management agreements with the Managed Container Owners meet the definition of leases in Statement of Financial Accounting Standards No. 13, they are accounted for in the Company's financial statements as leases under which the container owners are lessors and the Company is lessee. The agreements with container owners generally provide that the Company will make payments to the container owners based upon the rentals collected from ocean carriers after deducting direct operating expenses and a management fee. Substantially all payments to container owners are therefore contingent upon the leasing of the containers by the Company to ocean carriers and the collection of lease rentals. Minimum lease payments on the minority of



The Cronos Group                                                              16
agreements which have fixed payment terms are presented in note 14(c) of the notes to the Company's 1998 Consolidated Financial Statements. Substantially all payments to container owners represent a percentage of the rentals collected from the ocean carriers to whom containers are leased by the Company.

        Gross lease revenue represents revenue from operating leases, excluding billings in advance. These amounts are billed in U.S. dollars on a monthly basis. Amounts due under master leases are calculated by the Company at the end of each month and billed approximately 6 to 8 days thereafter. Amounts due under short-term and long-term leases are set forth in the respective lease agreements and are generally payable monthly. Changes in gross lease revenue depend primarily upon fleet growth, utilization rates and average per diem rates.

        The Company has expanded its fleet since December 31, 1994 from 226,600 TEU to 361,400 TEU at December 31, 1998. Between 1994 and 1998 the owned and managed fleets have grown from 36,700 TEU to 63,400 TEU and from 189,900 TEU to 298,000 TEU, respectively. During this period, the Company added containers having an original equipment cost of $233 million and $135 million, respectively, net of disposals, to its owned and managed fleet, increasing the total original equipment cost of the fleet to $991 million. During 1997 and 1998 the ability of the Company to purchase new equipment for both the owned and managed fleets was constrained by the levels of finance available to the company.

        Utilization of the Company's containers declined in 1996 as a result of the increasing fleet size, an oversupply of containers in the industry, relatively slow growth in world trade and increased competition. During 1997, utilization experienced steady growth due to marketing efforts and improved inventory management. In 1998, utilization declined reflecting the deteriorating economic position in Asian, South American and other markets.

        The Company's average per diem rates have fallen consistently throughout 1996, 1997 and 1998. This reflects the rationalization in the global shipping industry and the resultant lowering of freight rates.

        Commissions, fees and other operating income includes acquisition fees relating to the Company's managed container programs, syndication fees relating to the Company's limited partnership offerings, income from direct financing leases (principally containers leased under lease-purchase arrangements), fees from the disposal of used containers and miscellaneous other fees and income. This item is affected by the size of new managed programs, the purchase price of containers purchased for new managed programs, the number and value of direct financing leases and income from disposals of used containers. Although acquisition fees are generally received in cash at the inception of a managed container program and are non-refundable, they are amortized in the income statement on a straight-line basis over the period of the managed container agreement to which they relate.

        Direct operating expenses are direct costs associated with leasing containers, both owned and managed. These expenses include depot costs such as repairs, maintenance, handling and storage, non-depot expenses such as insurance, agent fees and repositioning costs, and other expenses such as provisions for doubtful accounts and legal costs. Direct operating expenses are affected primarily by fleet size and utilization. The majority of direct operating expenses relate to off-hire containers, and therefore these costs are sensitive to the quantity of off-hire containers as well as the frequency at which containers are re-delivered.

        Payments to container owners reflect the amounts due to Managed Container Owners, computed in accordance with the terms of the individual agreements.

        Selling, general and administrative expenses include all employee and office costs, professional fees and computer systems costs.

        Operating profit or loss includes items directly attributable to specific containers in each of the Company's operating segments, as well as items not attributable to any specific container but instead are allocated across operating segments. Items directly attributable to operating segments include gross lease revenues, direct



The Cronos Group                                                              17
operating costs, payments to container owners, container interest and depreciation expense. Indirect items allocated across segments include selling, general and administrative expenses, interest, depreciation and impairment charges on the Company's non-container assets.

        RESULTS OF OPERATIONS

        The following chart represents certain key performance measurements, expressed as a percentage of gross lease revenue:

                                                     Year Ended December 31,
                                                   ----------------------------
                                                   1996        1997        1998
                                                   ----        ----        ----
                                                      %           %           %
Direct operating expenses                          22.4        21.3        22.4
Selling, general and administrative expenses       15.5        14.1        13.4
Depreciation and amortization(1)                    9.3        11.8        11.9
Interest expense                                    7.4        11.0        10.0


(1) Depreciation and amortization in 1996 includes the amortization of goodwill on the acquisition of capital stock of an affiliate. In the income statement data, this amortization is netted in calculating equity in earnings of affiliates.

        YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

        During 1998, the size of the total fleet decreased by 8,400 TEU representing disposals of 11,200 TEU net of new container production of 2,800 TEU. Total new container production in 1998 represented an investment of $9.8 million compared with $92.0 million in 1997. Approximately $3.8 million, or 39%, of the new container investment before disposals related to dry cargo containers, compared to $68.0 million, or 74%, in 1997. Of the remaining new container purchases, $2.7 million was invested in flatracks, $2.0 million was invested in roll-trailers and $1.3 million in tank containers.

        Approximately 85% of new container investment in 1998 was financed within the Managed Container Owners segments, compared to 69% in 1997. The remaining balance of 15% in 1998 and 31% in 1997 was financed within the Owned Container segment by operating cash flow and borrowings.

        Based on current market conditions and expected new container prices in 1999, the Company intends to allocate the majority of its 1999 production funding to new dry cargo containers, and the balance to dry freight specials and tank containers. The majority of new funding in 1999 is expected to come from the Other Container Owner segment, most of which is expected to be used for new production, with the balance targeted to purchase used containers currently owned by the Company.

        Operating profit, see Note 2 to the 1998 Consolidated Financial Statements, from U.S. Limited Partnerships declined by approximately $0.3 million, or 11%, from $2.2 million in 1997 to $1.9 million in 1998 due to lower net lease revenues generated from a smaller fleet size, offset partially by lower allocations of selling, general and administrative expenses.

        Other Container Owners generated an operating loss of $0.7 million in 1998, compared to an operating profit of $0.9 million in 1997. Increased net lease revenues resulting from an increased fleet size, were offset by higher allocations of selling, general and administrative expenses and an allocation of impairment losses in 1998 of $0.8 million related to the Company's real property in England. Operating profit before allocations of indirect items increased slightly due to a larger fleet under management. The Company expects this trend to continue in



The Cronos Group                                                              18

1999, both from the funding for new containers purchases, as well as for used containers currently owned by the Company. In the first quarter of 1999, third party container owners purchased approximately $14.4 million in container assets from the Company. The Company anticipates additional transactions of this kind throughout the first half of 1999. In all cases, the assets will continue to be managed by the Company as part of its Other Container Owner programs.

        Owned Containers generated a loss from operations in 1998 of $8.1 million compared to a loss of $6.3 million in 1997. Lower net lease revenues resulting from a softer leasing market as well as a smaller owned fleet and higher interest rates on container debt contributed to the decline in this segment's performance. Additionally, the Company took an impairment charge of $4.5 million in 1998 on selected refrigerated and dry containers, in anticipation of a sale of these assets to various third party investor programs in the first half of 1999. These sales reflect the Company's strategy of refinancing its short term debt and reducing the Company's cost of debt financing. In 1997 the Company booked a $7.4 million impairment charge to write down the carrying value of refrigerated containers.

        Total allocations of selling, general and administrative expenses between all segments in 1999 are expected to decline as a result of the Company's announced restructuring program.

        Gross lease revenue decreased by approximately 2% in 1998, primarily due to lower average utilization rates on dry containers, a smaller average refrigerated container fleet and lower average per diem rates on most product types. Gross lease revenue from dry cargo containers decreased by 2% in 1998 and represented approximately 73% of the overall total, unchanged from 1997. Refrigerated container gross lease revenue declined by $2.8 million, or 9%, to $29.9 million in 1998 due to a reduction in average fleet size following a program of targeting uneconomic equipment for disposal during the year. Refrigerated container gross lease revenue represented 19% of the overall total compared to 20% in 1997. Gross lease revenue from tank containers increased by $1.2 million to $8.3 million, an increase of 17% over 1997, due to improved utilization and a higher average fleet size. The roll-trailer fleet contributed $2.9 million, or 2%, to total gross lease revenue in 1998 compared to $2.8 million, or 2%, in 1997.

        Commissions, fees and other operating income decreased to $5.0 million in 1998, a decrease of $0.6 million, or 11%, over 1997. This was primarily due to reduced income from direct financing leases which was partly offset by increased fees from the disposal of containers and increased property rental income.

        Direct operating expenses increased to $35.3 million in 1998, an increase of $1.1 million, or 3%, over 1997. Reductions in storage, repositioning, handling and agent costs were more than offset by increases in repair costs and in charges in respect of dry cargo and refrigerated container legal expenses and doubtful accounts. Dry container storage costs decreased by $1.0 million, or 10%, to $8.9 million reflecting stronger exchange rates and the negotiation of lower storage rates in several locations. As a percentage of gross lease revenue, direct operating expenses increased to 22% in 1998 from 21% in 1997.

        Payments to container owners increased to $75.5 million in 1998, an increase of $1.6 million, or 2%, over the prior year. Payments to Other Container Owners were $43.6 million in 1998, an increase of $6.1 million, or 16%, over 1997 due to a higher average fleet size which more than offset lower average dry utilization and per diem rates. The increase in the average fleet size was mainly due to transactions involving the sale of equipment from the Owned to the Other Container Owner segment in the second half of 1997 together with new container production. Payment to US Limited Partnerships decreased by $4.6 million to $31.9 million, a 12% decrease compared to 1997. The $6.6 million reduction in gross lease revenue for the segment was caused by lower average utilization and per diem rates and a smaller dry container fleet which more than offset a $1.3 million reduction in direct operating expenses. The US Limited Partnership fleet declined from 138,600 TEU at December 1997 to 128,700 TEU at December 1998 as a result of the disposal of older container equipment including sales of equipment to the Other Container Owner segment. At December 1998, the managed container fleet comprised 75% of the total fleet by original equipment cost which was almost unchanged from 1997.



The Cronos Group                                                              19

        Depreciation and amortization decreased slightly to $18.7 million in 1998, a reduction of $0.3 million, or 2%, compared to 1997, due to a lower average Owned Container fleet which was partly offset by an increase in the depreciation charge for refrigerated containers following a change in the depreciation policy at the beginning of 1998.

        Selling, general and administrative expenses were $21.2 million in 1998, compared to $22.7 million in 1997, a decrease of $1.5 million, or 7%, due to lower manpower, professional service and communication costs.

        Financing and recomposition expenses decreased to $5.4 million in 1998, a reduction of $2.0 million, or 27%. During 1998, $3.4 million of charges were incurred in respect of professional and financing fees together with a $2.0 million provision in connection with a restructuring plan. Charges incurred during 1997 comprised a $3.4 million provision against a contingent liability (see Notes 3 and 17 to the 1998 Consolidated Financial Statements) and $4.0 million of costs in respect of professional and financing fees.

        Interest expense decreased to $15.7 million in 1998, a decrease of $2.0 million, or 12%, over 1997 due to a lower average debt balance which was partly offset by a higher average interest rate. The average debt balance was $160.9 million in 1998 compared to $185.1 million in 1997, a decrease of $24.2 million. The reduction in the average debt balance was due to debt repayments of $22.1 million from operating cash during 1998 together with container sales from the Owned Container fleet to the managed container fleet in the second half of 1997.

        Provision against available for sale securities represented a $1.5 million charge to reduce the anticipated proceeds from investment securities presently held in escrow accounts.

        Impairment losses of $6.5 million in 1998 comprised a $4.5 million charge in respect of container equipment and a $2.0 million adjustment to record a property at estimated market value.

        Income taxes of $0.3 million in 1998 represented charges against profits arising in European and Asian marketing offices. There was no income tax charge in 1997.

        YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

        During 1997, the Company added 27,000 TEU of dry and special purpose containers to the fleet, compared with 77,200 TEU in 1996, net of disposals. This represented an investment of $92.0 million in new containers in 1997 compared with $253.0 million in 1996. Approximately 74% of the new container investment before disposals related to dry cargo containers, compared to 81% in 1996. Refrigerated container investment was $10.0 million in 1997 compared to $50.0 million in 1996. Of the remaining new container purchases, $6.0 million was invested in tank containers, $4.0 million was invested in palletwide containers, $2.0 million was invested in roll-trailers and $1.0 million in flatracks.

        Approximately 69% of new container investment in 1997 was financed within the Managed Container Owners segments, compared to 50% in 1996. The remaining balance of 31% in 1997 and 50% in 1996 was financed within the Owned Container segment by operating cash flow and borrowings.

        Operating profit, see Note 2 to the 1998 Consolidated Financial Statements, for US Limited Partnerships decreased by $0.1 million, or 3%, compared to 1996. Net lease revenue net of payments to US Limited Partnerships was $2.4 million, or 19%, lower than prior year due to a reduced fleet size and lower per diem rates which were partly offset by improved utilization. The allocation of indirect items decreased by $2.9 million, or 23%, reflecting lower commissions on the sale of limited partnership units and a decrease in selling, general and administrative expense allocations. Operating profit for Other Container Owners increased by $0.3 million, or 55%. Net lease revenue net of payments to container owners increased by $0.3 million, or 5%, due to a higher average fleet size under management and improved utilization which was partly offset by lower per diem rates. The average fleet size increased as a result of investment in new containers during 1997 and purchases of containers from the Owned Container segment in the second half of 1997. The Owned Container segment



The Cronos Group                                                              20
experienced an operating loss of $6.3 million compared to an operating profit of $6.3 million in 1996 as a result of increased interest and depreciation charges and a charge in respect of a reduction in the carrying value of refrigerated containers of $7.4 million.

        Gross lease revenue increased to $160.8 million in 1997, an increase of $6.8 million, or 4%, due to the expanded fleet size under management and higher average utilization on dry containers which were partly offset by lower average per diem rates. Dry cargo containers comprised 71% of the total fleet by original equipment cost compared to 70% in 1997. Gross lease revenue from this product type in 1997 remained unchanged from 1996, comprising 73% of the overall total. Gross lease revenue from tank containers increased by $1.8 million to $7.1 million, an increase of 34% over 1996. The roll-trailer fleet contributed $2.8 million, or 1.7%, to total gross lease revenue in 1996.

        Commissions, fees and other operating income decreased to $5.5 million in 1997, a decrease of $1.9 million, or 26%, over 1996. This was due to lower fees from the disposal of containers and lower syndication commissions resulting from a reduction in the sale of U.S. Limited Partnership units.

        Gain on conversion of investment in affiliate was $0.3 million in 1997 compared to $5.3 million in 1996. The gain resulted from the conversion of the investment in Trans Ocean Limited in 1996. See Note 9 to the 1998 Consolidated Financial Statements.

        Direct operating expenses decreased to $34.2 million in 1997, a reduction of $.3 million, or 1%, over 1996. Lower repositioning expenses reflecting the continuing improvement in the dry container market were partly offset by higher storage and handling costs and an increased provision for doubtful accounts. Although storage and handling costs decreased in each quarter in 1997 as dry utilization improved, the total cost for 1998 was $1.0 million higher than in 1996. As a percentage of gross lease revenue, direct operating expenses decreased to 21.3% in 1997 from 22.4% in 1996.

        Payments to container owners increased to $73.9 million in 1997, an increase of $1 million, or 1%, over the prior year. Payments to Other Container Owners was $37.5 million in 1997, an increase of $4.9 million over 1996 due to a higher average fleet size and higher dry utilization which more than offset reduced per diem rates. Payment to US Limited Partnerships decreased by $3.9 million to $36.5 million, a 10% decrease compared to the prior year. The decrease in average fleet size and reduction in per diem rates more than offset the improvement in dry utilizations. The size of the total managed container fleet increased from 242,700 TEU at December 31, 1996 to 303,100 TEU at December 31, 1997, an increase of 60,400 TEU, or 25%.

        Depreciation and amortization increased to $19.0 million in 1997, an increase of $4.8 million, or 33%, over 1996, due to a higher average Owned Container fleet.

        Selling, general and administrative expenses were $22.7 million in 1997, compared to $23.8 million in 1996, a decrease of $1.1 million, or 5%, due to lower employee costs and lower commissions paid on the sale of limited partnership units, partly offset by higher professional fees.

        Financing and recomposition expenses increased to $7.4 million in 1997, an increase of $5.2 million over the prior year due to a $3.4 million provision against a contingent liability (see Notes 3 and 17 to the 1998 Consolidated Financial Statements) and higher levels of professional fees incurred in connection with certain financing and other transactions.

        Interest expense increased to $17.8 million in 1997, an increase of $6.4 million, or 56%, over 1996 due to higher average debt balances, a higher average interest rate and increased loan fees. The average debt balance was $185.1 million in 1997 compared to $129.0 million in 1996, an increase of $56.1 million, reflecting a higher 1997 beginning debt position as a result of significant additions to the Owned Container fleet in the second half of 1996. The total debt balance decreased by $32.1 million between June 30, 1997 and September 30, 1997 as a result of container sales from the Owned Container fleet to the managed container fleet. The conversion of the Group's primary revolving credit facility to a term loan resulted in a higher interest rate and increased loan fees.



The Cronos Group                                                              21

        Provision against amounts receivable from related parties of $4.7 million in 1997 represents an adjustment in respect of outstanding loans and unpaid interest. See Note 21 to the 1998 Consolidated Financial Statements.

        Impairment losses of $11.7 million were recorded in 1997 in respect of certain long-lived assets in accordance with Statement of Financial Account Standards No. 121. A $7.4 million impairment loss was recognized in respect of refrigerated container equipment to record the assets at fair value. A $4.3 million adjustment in respect of goodwill reflects the impairment of the Group's ability to organize future public limited partnerships in the U.S. See Note 3 to the 1998 Consolidated Financial Statements.

        Income taxes: there was no income tax charge in 1997 reflecting the loss before income taxes. In 1996 the charge was $2.4 million representing an effective tax rate as a percentage of earnings before income taxes of 23.4%.

        LIQUIDITY AND CAPITAL RESOURCES

        The funding sources available to the Company and its consolidated subsidiaries include operating cash flow and borrowings. The Company's operating cash flow is derived from lease revenues generated by the Company's fleet and fee revenues from its managed container programs. The Company's working capital requirements generally relate to day-to-day fleet support and servicing the current portion of long-term debt outstanding. The parent company derives all of its operating income and cash flow from its subsidiaries. Dividends of $4.4 million and $3.2 million were paid to the parent company by its subsidiaries during 1996 and 1998, respectively.

        The Company purchases new containers for its own account and for resale to its managed container programs. In recent years the Company has purchased containers to take advantage of strategic purchasing and leasing opportunities. These containers are held for periods of up to six months by the Company until sold to one of the programs. If they are not sold, the Company retains them for its own account. The Company believes that this activity allows the Company to take advantage of opportunistic buying and increases the likelihood that the containers will already be generating revenues at the time they are acquired by the managed container programs, thereby providing managed container programs with more attractive container prices and operating performance. The Company is not obligated to continue this activity in the future. During 1997 and 1998 its ability to purchase new containers was limited by the reduced levels of financing available to the Company.

        Cash from Operating Activities. Net cash provided by operating activities was $19.1 million and $15.2 million in 1996 and 1998, respectively. Net cash used by operating activities was $20.6 million in 1997. The net cash generated in 1996 reflected earnings from operations together with a decrease in new container equipment for resale of $6.4 million. The net cash used in 1997 reflected a payment to container manufacturers of $26.4 million together with the addition of new container equipment for resale of $6.7 million. The net cash generated in 1998 reflected cash generated from operations and $7.9 million of proceeds from new container equipment for sale.

        Cash for Investing Activities. The Company uses cash for investing activities to acquire containers for its owned fleet, to purchase property and other assets related to the operation of its worldwide office network and on occasion to acquire subsidiaries and other investments. Net cash used for investing activities was $121.2 million and $1.4 million in 1996 and 1998, respectively. Net cash provided by investing activities was $44.6 million in 1997. Included in cash paid in 1996 was $3.4 million relating to the acquisition of Intermodal Management AB and Intermodal Leasing AB, operators of a fleet of roll-trailers and other roll-on roll-off terminal handling equipment. Also included in cash paid in 1996 was $142.6 million relating to the purchase of owned container equipment, $26.4 million relating to the purchase of container equipment leased out under a lease purchase agreement, recorded in the Company's balance sheet as Investment in direct financing leases, and $1.5 million in respect of professional fees relating to a proposed strategic alliance. See Note 21 to the 1998 Consolidated Financial Statements. Cash received in 1996 related to proceeds from the sale of container equipment of $36.4



The Cronos Group                                                              22
million, and proceeds from the conversion and subsequent sale of the investment in Trans Ocean Limited of $19.3 million. Included in cash paid in 1997 was $38.7 million relating to the purchase of owned container equipment and $3.7 million relating to loans made to the then Chairman. See Note 21 to the 1998 Consolidated Financial Statements. Cash received in 1997 related to proceeds from the sale of container equipment of $61.5 million and proceeds from the sale of an investment in finance lease equipment of $25.1 million made in 1996. Also included in cash received in 1997 was the return of $1.5 million paid by the Company purportedly in respect of professional fees relating to a proposed strategic alliance. Cash payments in 1998 included acquisitions of roll-trailer and computer equipment of $1.6 million and $1.1 million respectively. Cash receipts in 1998 included $1.1 million in respect of container equipment to a third party container owner.

        Cash from Financing Activities. The Company uses cash from financing activities to fund capital acquisition requirements and short-term purchasing requirements of new containers held for resale. Net cash provided by financing activities was $95.1 million in 1996. Net cash used by financing activities was $26.7 and $19.0 million in 1997 and 1998, respectively. Included in the net cash provided in 1996 was $2.1 million in net proceeds from the exercizing of options on 243,000 shares by the underwriters following the Company's Public Offering. In 1998, net cash used by financing activities included $22.1 million of debt and capital lease repayments from operating cash.

        Capital Resources

        In 1993, the Company entered into a Credit Agreement with a group of banks for which Fleet Bank, N.A. acts as Agent. This Credit Agreement, as subsequently amended, is herein called the "Bank Facility". All borrowings under the Bank Facility are secured by container equipment purchased with funds drawn under it. The Bank Facility imposes certain financial covenants on the Company, including requirements not to exceed a specific leverage ratio and to maintain a minimum consolidated tangible net worth, a minimum debt service coverage ratio, a fixed charge coverage ratio and other earnings related covenants.

        An Amended and Restated Credit Agreement was executed in June 1997, subject to various actions being taken by the Company including the provision of additional collateral. This Agreement was further amended in July 1997 and converted the facility to a term loan, payable in instalments, with a final maturity date of May 31, 1998. This Agreement was again amended in December 1997 to amend the covenants relating to maintenance of various financial ratios.

        The Company did not repay the Bank Facility at the amended maturity date of May 31, 1998. On June 30, 1998, the Company entered into a Third Amendment to the Bank Facility (the "Third Amendment"). Under the Third Amendment, the remaining principal amount of approximately $36.8 million was to be amortized in varying monthly instalments, beginning July 31, 1998 and ending January 8, 1999, including a payment of approximately $27.2 million on September 30, 1998. These instalments were subject to acceleration upon the occurrence of an event of default. Interest was payable monthly at a rate per annum equal to 2.5% over the higher of (i) Fleet Bank's prime rate or (ii) the Federal Funds Rate plus 50 basis points. Also, under the Third Amendment, the Company agreed to provide the Banks with a security interest in certain shares of Transamerica Corporation when they are released to the Company under a 1996 escrow agreement. See Note 9 to the 1998 Consolidated Financial Statements.

        The principal payments due under the Third Amendment on September 30, 1998 and January 8, 1999 were not made. The balance outstanding on the facility at December 31, 1998 was $33.1 million. In the first three months of 1999, the Group repaid $7.3 million of the Bank Facility leaving an outstanding balance of $25.8 million. In March 1999, the Company and the Banks entered into a Forbearance Agreement and Fourth Amendment to the Bank Facility with a final maturity date of September 1999 and with varying principal payments due between April and September. The Fourth Amendment became effective as of March 31, 1999 subject to the satisfaction thereafter of various conditions.

        In connection with the July 1997 amendment, the Company assigned to the Banks as additional collateral certain promissory notes of Mr Palatin, together with certain shares of the Company's stock that had been pledged



The Cronos Group                                                              23
by Mr Palatin as collateral for the promissory notes. See Note 14 to the Company's 1998 Consolidated Financial Statements. Mr Palatin has defaulted on these notes and the Banks have notified the Company of their intention, depending on market conditions, to exercize their rights to sell all or part of 1,463,636 shares under the collateral assignment in order to satisfy, to the extent of the net proceeds, Mr Palatin's obligations under these notes. Any resulting payments on these notes will reduce the Company's obligations under the Bank Facility.

        In December 1994 the Company borrowed $20.0 million under a Note Purchase Agreement with Sun Life Insurance Company of America ("Sun"). Initially, the loan became due and payable in equal quarterly instalments ending January 2003. However, during 1997 the Company was not in compliance with a financial ratio covenant, and on November 1, 1997, the Agreement was amended, in exchange for a waiver, to provide that the loan would become due and payable on May 31, 1998. The Company did not repay the $13.9 million balance of the loan on that date. In July 1998, the Company agreed and executed an Amendment to the Note Purchase Agreement with the current holders of the Notes (as assignees of Sun). Under the Amendment, 70% of the principal amount became due and payable on September 30, 1998 and the balance on January 31, 1999. Prepayments were required in the event of certain issuances of stock, sales of assets or refinancings by the Company. Interest was payable monthly at the Citibank, N.A. prime rate plus 2%.

        The Company did not make the principal payments due on September 30, 1998 and January 31, 1999 and the balance outstanding under the facility at December 31, 1998 was $13.9 million. A second Amendment to the Note Purchase Agreement has been executed in January 1999 which extends the final maturity date to September 1999 and also provides for interim principal payments to be made in April and July. $1.2 million was repaid in February 1999 in lieu of the April payment.

        In March 1999, the Company agreed an amendment to a $20.0 million short term revolving credit facility which had a maturity date of March 31, 1999, under which $10.3 million was outstanding at December 31, 1998. The amendment converted the facility to a short term loan with a final maturity date of November 1999 and with varying principal payments due between April and November.

        The directors believe they are taking the necessary action to secure alternative sources of finance and believe that refinancing will be arranged to meet the Company's amended payment obligations.

        Excluding the Bank Facility and the Sun Life Notes, as of December 31, 1998, the Company had total debt outstanding of $101.5 million secured by specific containers and the headquarters of the Company's container leasing operations. During the year ended December 31, 1998, interest rates on this debt ranged from 6.6% to 9.8% and as of December 31, 1998, the debt bore an average interest rate of 8.3% per annum. To the extent these facilities include financial covenants, they are generally less restrictive than those imposed under the Bank Facility. At December 31, 1998 the Company was not in compliance with various financial covenants with various lenders. Waivers of the covenant breaches have been received.

        The Company manages equipment for third-party container owners and also owns containers. Managed container programs have allowed the Company to expand its fleet significantly without the capital expenditures required for container ownership. Although container ownership may be more profitable for the Company than the managed container programs over the life of the container, the managed programs provide the company with revenue that is less sensitive to declines in utilization and per diem rates.

        Capital Expenditures and Commitments

        Capital expenditures for containers in 1996, 1997 and 1998 were $142.6 million, $38.7 million and $1.8 million, respectively. Other capital expenditures in 1996, 1997 and 1998 were $0.7 million, $0.6 million and $1.1 million, respectively. During the year ended December 31, 1996, the Company advanced $5.5 million to the then Chairman of the Group, of which $5.5 million was outstanding as of December 31, 1996. In January 1997, the Company advanced a further $3.7 million. As at December 31, 1997, no payments had been received against these loans. See Item 13 -- "Certain Relationships and Related Transactions" and Note 21 of the Notes to the 1998 Consolidated Financial Statements. In October 1996, $1.5 million was placed into an escrow account,



The Cronos Group                                                              24
purportedly in respect of professional fees relating to a proposed strategic alliance. This alliance did not take place and the escrow funds were released to the Company in January 1997. See Item 13 -- "Certain Relationships and Related Transactions " below and Note 21 to the 1998 Consolidated Financial Statements.

        The Company intends to refinance $47.7 million of amounts due under the Bank Facility and the Company's other credit facilities by securing new term debt financing and new investments by managed container owners. See "Liquidity and Capital Resources - Capital Resources" above and Note 14 to the 1998 Consolidated Financial Statements. Until the refinancing has been completed, there is substantial doubt that the Company will be able to continue as a going concern.

        YEAR 2000

        The Company's computer systems are currently undergoing modifications in order to render the systems ready for the year 2000. The Company has completed a detailed inventory of all software and hardware systems and has identified all components which need to be modified. The Company has completed all the necessary changes and is now performing the required tests in a dedicated year 2000 environment. The Company anticipates that all testing will be completed by mid 1999. The company has contacted all of its critical business suppliers and has been advised that their systems are year 2000 compliant. Expenses associated with addressing the year 2000 issues are being recognized as incurred. Management has not yet assessed the year 2000 compliance expense but does not anticipate the costs incurred to date or to be incurred in the future to be in excess of $0.5 million. The Company believes it will be able to resolve any major year 2000 issues.

        The company is aware of the implications of a year 2000 computer system failure and is currently in the process of developing its contingency plans. Whilst management believe the possibility of a year 2000 system failure to be remote, if the Company's internal systems, or those of its critical business suppliers fail, the Company's consolidated financial position, liquidity or results of operations may be adversely affected.

        The company has assessed the introduction of a single European Currency, the Euro, and believes that it will not be materially affected. In the past, the effects of inflation on administrative and operating expenses have been largely offset by the Company's ability to increase the operational economies of scale through expansion of the fleet.

        INFLATION

        Management believes that inflation has not had a material adverse effect on the Company's results of operations.

ITEM 7A -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        This item should be read in conjunction with and by reference to Note 15 of the notes to the 1998 Consolidated Financial statements.

        Interest rate risk: outstanding borrowings are subject to interest rate risk. At December 31, 1998 65% of total borrowings had floating interest rates. The Company performed an analysis of borrowings with variable interest rates to determine their sensitivity to interest rate changes. In this analysis, the same change was applied to the current balance outstanding leaving all other factors constant. It was found that if a 10% increase was applied to market rates, the expected effect would be to reduce annual cash flows by $0.8 million.

        Exchange rate risk: substantially all of the Company's revenues are billed and paid in U.S. dollars and approximately 79% of costs in 1998 were incurred and paid in U.S. dollars. Of the remaining costs, approximately 81% are individually small, unpredictable and incurred in various denominations and thus are not suitable for cost effective hedging. From time to time, Cronos hedges a portion of the expenses that are predictable and are principally in U.K. pounds sterling. In addition, almost all of the Company's container purchases are paid for in U.S. dollars.



The Cronos Group                                                              25

        As exchange rates are outside of the control of the Company, there can be no assurance that such fluctuations will not adversely effect its results of operations and financial condition. By reference to 1998, it is estimated that for every 10% fall in value of the US dollar, the effect would be to reduce cash flows by $1.9 million in any similar year.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements listed in this Item 8 are set forth herein beginning on page F1.

Report of Independent Public accountants

Consolidated Balance Sheets - At December 31, 1997 and 1998

Consolidated Statements of Income for the Years Ended December 31, 1996, 1997 and 1998

Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1996, 1997 and 1998

Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1997 and 1998

Notes to Consolidated Financial Statements

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        In February 1997, as reported in the Company's Form 6-K, Arthur Andersen resigned as auditors to The Cronos Group and its subsidiaries and related partnerships. See Item 3 -"Legal Proceedings".

        Arthur Andersen did not permit the inclusion of their audit report to the 1995 Consolidated Financial Statements for The Cronos Group in the form 20-F for the year ended December 31, 1997.

        In April 1997, Moore Stephens were appointed as auditors to The Cronos Group and its primary subsidiaries and related partnerships.

        In the Audit Report to the 1997 Consolidated Financial Statements, Moore Stephens drew attention to the fact that The Cronos Group was negotiating the refinancing of certain loans and was not in compliance with the terms of an escrow agreement. Moore Stephens advised that this and other factors raised substantial doubt that the Group would be able to continue as a going concern.

        In the Audit Report to the 1998 Consolidated Financial Statements, Moore Stephens drew attention to the fact that The Cronos Group was negotiating the refinancing of certain loans. Moore Stephens advised that these conditions raise substantial doubt that the Group will be able to continue as a going concern.

        In addition, Moore Stephens drew attention to certain notes to the 1997 and 1998 Consolidated Financial Statements relating to Financing and recomposition expenses, Items affecting fourth quarter results of operations, Commitments and contingencies and Related party transactions. Moore Stephens advised that allegations had been made which could result in the Group becoming defendants in lawsuits alleging various financial improprieties in the operation of certain third party Austrian investment entities and their sponsoring companies.



The Cronos Group                                                              26

                                    PART III

ITEM 10 -- DIRECTORS AND OFFICERS OF REGISTRANT

        Information required by this Item 10 is to be included in and is hereby incorporated by reference from the registrant's definitive proxy statement which is to be used in connection with the registrant's 1999 annual meeting of shareholders and which is to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange commission under the Securities Exchange Act of 1934. Information relating to the registrant's executive officers is set forth on page 10 herein.

ITEM 11 -- EXECUTIVE COMPENSATION

        Information required by this Item 11 is to be included in and is hereby incorporated by reference from the registrant's definitive proxy statement which is to be used in connection with the registrant's 1999 annual meeting of shareholders and which is to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange commission under the Securities Exchange Act of 1934.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information required by this Item 12 is to be included in and is hereby incorporated by reference from the registrant's definitive proxy statement which is to be used in connection with the registrant's 1999 annual meeting of shareholders and which is to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange commission under the Securities Exchange Act of 1934.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information required by this Item 13 is to be included in and is hereby incorporated by reference from the registrant's definitive proxy statement which is to be used in connection with the registrant's 1999 annual meeting of shareholders and which is to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange commission under the Securities Exchange Act of 1934.




The Cronos Group                                                              27

                                     PART IV

ITEM 14 -- EXHIBITS, FINANCE STATEMENT SCHEDULES, AND REPORTS OF FORM 8K

Number  Exhibit                                                                        Page
------  -------                                                                        ----
3.1     Coordinated Articles of Incorporation (designated in the Company's
        Annual Report on Form 20-F for the year ended December 31, 1997 (File
        No. 0-24464) as exhibit 1.1)
10.1    Amended and Restated Credit Agreement, dated as of June 24, 1997, by and among Cronos Containers N.V., Cronos Containers Ltd., Cronos Equipment
        Ltd., Cronos Containers Inc., Cronos Capital Corp., and Cronos Equipment
        (Bermuda) Limited, as joint and several borrowers, each of the banks that is or may become a party thereto, Fleet Bank, N.A., as agent for the banks, and The Cronos Group, as guarantor (the "Credit Agreement")
        (designated in the Company's Annual Report on Form 20-F for the year ended December 31, 1997 (File No. 0-24464) as exhibit 1.2)
10.2    First Amendment to the Credit Agreement, dated as of July 14, 1997
        (designated in the Company's Annual Report on Form 20-F for the year ended December 31, 1997 (File No. 0-24464) as exhibit 1.3)
10.3    Second Amendment to the Credit Agreement, dated as of December 3, 1997
        (designated in the Company's Annual Report on Form 20-F for the year ended December 31, 1997 (File No. 0-24464) as exhibit 1.4)
10.4    Third Amendment to the Credit Agreement, dated as of June 30, 1998
        (designated in the Company's Annual Report on Form 20-F for the year ended December 31, 1997 (File No. 0-24464) as exhibit 1.5)
10.5    Confirmation of Guaranties, Agreement and Power of Attorney by the
        Cronos Group, dated June 30, 1998, pertaining to the Credit Agreement.
        (designated in the Company's Annual Report on Form 20-F for the year ended December 31, 1997 (File No. 0-24464) as exhibit 1.6)
10.6    Deed in lieu of foreclosure relating to shares given as collateral to the
        Palatin loans.                                                                 E1
10.7    Forbearance Agreement and Fourth Amendment to Amended and Restated
        Credit Agreement dated March 31, 1999.                                         E6
10.8    Note Purchase Agreement among Cronos Equipment (Bermuda) Limited, The
        Cronos Group and Sun Life Insurance Company of America, dated as of
        December 29, 1994 (the "Sun Agreement") (designated in the Company's
        Annual Report on Form 20-F for the year ended December 31, 1997 (File
        No. 0-24464) as exhibit 1.7)
10.9    Amendment to the Sun Agreement, dated as of November 1, 1997 (designated in the Company's Annual Report on Form 20-F for the year ended December
        31, 1997 (File No. 0-24464) as exhibit 1.8)
10.10   Second Amendment to the Sun Agreement dated as of January 26, 1999.            E14
10.11   The Cronos Group Management Equity Investment Plan, dated as of
        July 25, 1994.                                                                 E22
10.12   Lambert Confirmation, Acknowledgement and Consent of Collateral Assignment     E39
10.13   Amendment to the Revolving Credit Facility between Cronos Containers
        Limited and China International Marine Containers (Group) Company
        Limited, dated March 24, 1999                                                  E43
10.14   Employment Agreement dated August 14, 1998, between Cronos and
        Eivind A Eriksen.                                                              E44
10.15   Employment Agreement dated January 24, 1996, between Cronos and
        Stephan M Palatin.                                                             E60
10.16   Employment Agreement dated May 20, 1998, between Cronos and Admico SA.         E69
10.17   Employment Agreement dated July 1, 1998, between Cronos and Peter J Younger.   E73
10.18   Employment Agreement dated August 25, 1998, between Cronos and
        Stephen J Brocato.                                                             E80
10.19   Employment Agreement dated December 11, 1998, between Cronos and
        Dennis J Tietz                                                                 E119
21.1    List of principal wholly-owned subsidiaries at December 31, 1998               E159
27.     Financial Data Schedule



The Cronos Group                                                              28

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        THE CRONOS GROUP


Date: April 8, 1999                     By:  /s/ D J Tietz
                                             Dennis J. Tietz
                                             Chairman of the Board and
                                             Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                           TITLE                               DATE
---------                           -----                               ----
By    /s/ D J Tietz                 Chairman of the Board and           April 8, 1999
      Dennis J. Tietz               Chief Executive Officer
                                    (Principal Executive Officer)


By    /s/ P J Younger               Chief Financial Officer and         April 8, 1999
      Peter J. Younger              Chief Accounting Officer
                                    (Principal Financial and
                                     Accounting Officer)


By    /s/ C Tharp                   Director                            April 8, 1999
      Charles Tharp


By    /s/ M Taylor                  Director                            April 8, 1999
      Maurice Taylor


By    /s/ E O Nedelmann             Director                            April 9, 1999
      Ernst-Otto Nedelmann







The Cronos Group                                                              29

               THE CRONOS GROUP



               Consolidated financial statements December 31, 1998 together with report of independent public accountants

Report of independent public accountants



To the Shareholders and Board of Directors of The Cronos Group:


We have audited the accompanying consolidated balance sheets of The Cronos Group (a Luxembourg holding company) as of December 31, 1997 and 1998, and the related consolidated statements of income, cash flows and shareholders' equity for the three years ended December 31, 1996, 1997 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Cronos Group as of December 31, 1997 and 1998 and the consolidated results of their operations and their cash flows for the years ended December 31, 1996, 1997 and 1998 in conformity with generally accepted accounting principles in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 14 to the consolidated financial statements, The Cronos Group is currently negotiating the refinancing of a loan of approximately $25.8 million, which had a final maturity date of January 8, 1999 and loans of $12.7 million and $9.2 million which have final maturity dates of September 30 and November 30, 1999, respectively, to permit the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company cannot predict what the outcome of the negotiations will be. These conditions raise substantial doubt that the group will be able to continue as a going concern. Management plans in respect of this matter are also described in note 14. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

We draw attention also to notes 1r, 3, 17 and 21 in the financial statements. Allegations have been made which may result in the Group becoming defendants in lawsuits alleging various financial improprieties in the operation of certain third party Austrian investment entities and their sponsoring companies.


/s/ Moore Stephens


Moore Stephens
St. Pauls House
Warwick Lane
London EC4P 4BN

April 8, 1999

THE CRONOS GROUP

Consolidated income statements
For the years ended December 31, 1996, 1997 and 1998 (US dollar amounts in thousands, except per share amounts)

                                                   Notes     1996         1997           1998

GROSS LEASE REVENUE                                        $154,011     $ 160,848      $ 157,546
Commissions, fees and other operating income:
- US Limited Partnerships                                     1,941         1,384          1,347
- other related parties                             21          132            20             --
- unrelated parties                                           5,387         4,141          3,608
Interest income:
- other related parties                             21          460           824             --
- unrelated parties                                             873           861          1,154
Equity in earnings of affiliates                              1,397            --             --
Gain on conversion of investment in affiliate:
- realized                                           9        1,621           321             --
- unrealized                                         9        3,639            --             --
                                                           --------     ---------      ---------
TOTAL REVENUES AND NON-OPERATING INCOME                     169,461       168,399        163,655
                                                           --------     ---------      ---------

Direct operating expenses                                    34,535        34,217         35,318
Payments to container owners:
- US Limited Partnerships                                    40,338        36,478         31,922
- other related parties                             21        3,985            --             --
- unrelated parties                                          28,571        37,467         43,605
Amortization of intangible assets                   11          489           742            683
Depreciation                                                 13,769        18,291         18,031
Selling, general and administrative expenses                 23,834        22,683         21,164
Financing and recomposition expenses                1r        2,149         7,384          5,375
Interest expense                                             11,368        17,758         15,718
Provision against amounts receivable from           21           --         4,733             --
related parties
Provision against available for sale securities     3, 9         --            --          1,500
Impairment losses                                   1u, 3        --        11,668          6,500
                                                           --------     ---------      ---------
TOTAL EXPENSES                                              159,038       191,421        179,816
                                                           --------     ---------      ---------
EARNINGS (LOSS) BEFORE INCOME TAXES                          10,423       (23,022)       (16,161)
Income taxes                                         4        2,441            --            306
                                                           --------     ---------      ---------
NET INCOME (LOSS)                                             7,982       (23,022)       (16,467)

Other comprehensive income, net of tax:
Unrealized holding gain (loss) on available for
sale security                                        9           --         1,159         (1,159)
                                                           --------     ---------      ---------
COMPREHENSIVE INCOME (LOSS)                                $  7,982     $ (21,863)     $ (17,626)
                                                           ========     =========      =========
EARNINGS (LOSS) PER COMMON SHARE (BASIC
AND DILUTED)                                               $   0.90     $   (2.60)     $   (1.86)
                                                           ========     =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

THE CRONOS GROUP

Consolidated balance sheets
December 31, 1997 and 1998

(US dollar amounts in thousands, except per share amounts)

                                                             Notes            1997         1998
ASSETS
Cash and cash equivalents                                                 $ 14,455     $  9,281

Amounts due from lessees (net)                               1j, 5          40,383       33,215

Amounts receivable from container owners, including
amounts due from related parties of $7,311 and $7,738
at December 31, 1997 and 1998, respectively                    6             8,402       10,265

New container equipment for resale                             7             8,202          315

Net investment in direct financing leases, including
amounts due within twelve months of $1,726 and $1,365 at
December 31, 1997 and 1998, respectively                       8             4,991        3,504

Investments, including investments in related parties of
$220 and $55 at December 31, 1997 and 1998, respectively      3, 9           4,282        1,458

Container equipment, net of accumulated depreciation of
$44,980 and $59,640 at December 31, 1997 and 1998,
respectively                                                  3, 10        192,766      168,243

Property and other equipment, net of accumulated
depreciation of $9,040 and $10,139 at December 31, 1997
and 1998, respectively                                                      16,141       13,273

Intangible assets                                             3, 11         14,771       14,088
Other amounts receivable from related parties (net)            21            5,500        5,500
Other assets including prepayments                             12           17,252       20,837
                                                                          --------     --------
TOTAL ASSETS                                                              $327,145     $279,979
                                                                          ========     ========


The accompanying notes are an integral part of these consolidated financial statements.

THE CRONOS GROUP

December 31, 1997 and 1998

(US dollar amounts in thousands, except per share amounts)

                                                             Notes            1997        1998
LIABILITIES AND SHAREHOLDERS' EQUITY

Amounts payable to container owners, including amounts
payable to related parties of $15,484 and $13,287 at
December 31, 1997 and 1998, respectively                       13         $ 31,020     $ 31,314

Amounts payable to container manufacturers                                   7,594          101

Other amounts payable and accrued expenses                                  20,066       23,159

Debt and capital lease obligations, including amounts
due within twelve months of $82,717 and $87,271
at December 31, 1997 and 1998, respectively                    14          171,399      148,466

Income taxes                                                                 3,487        3,110

Deferred income taxes                                           4            4,832        4,975

Deferred income and unamortized acquisition fees               16           15,034       12,767
                                                                          --------     --------
TOTAL LIABILITIES                                                          253,432      223,892
                                                                          --------     --------

Commitments and contingencies                                  17               --           --

SHAREHOLDERS' EQUITY

Common shares, par value $2 per share (25,000,000 shares
authorized; shares issued and outstanding, 8,858,378)          18           17,717       17,717

Additional paid-in capital                                   18,20          49,154       49,108

Share subscriptions receivable                                 19             (169)        (123)

Accumulated other comprehensive income                          9            1,159           --

Retained earnings

- restricted                                                   20            1,772        1,772

- unrestricted                                                               4,080      (12,387)
                                                                          --------     --------
TOTAL SHAREHOLDERS' EQUITY                                                  73,713       56,087
                                                                          --------     --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $327,145     $279,979
                                                                          ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

THE CRONOS GROUP

Consolidated statements of cash flows
For the years ended December 31, 1996, 1997 and 1998

(US dollar amounts in thousands, except per share amounts)

                                                      Notes         1996       1997        1998
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                              $   7,982   $(23,022)   $(16,467)
Adjustments to reconcile net income to net cash
provided by operating activities:
- impairment losses                                     3             --     11,668       6,500
- provision against available for sale securities       3             --         --       1,500
- depreciation and amortization of intangible assets              14,258     19,033      18,714
- increase (decrease) in unamortized acquisition fees                305     (1,322)     (1,907)
- provision for losses on accounts receivable                      1,080      2,245       4,062
- (gain) loss on disposal of fixed assets                           (582)       129          (1)
- gain on conversion of investment in affiliate                   (5,260)      (321)         --
- share of undistributed income of affiliates                       (774)        --          --
- increase (decrease) in current and deferred
  income taxes                                                       482        837        (234)
- (increase) decrease in new container equipment                   6,425     (6,717)      7,887
  for resale
- (increase) decrease in amounts receivable:
  - US Limited Partnerships                                        2,096        458        (427)
  - other related parties                              21             --      3,909          --
  - unrelated parties                                             (7,240)    (5,327)         75
- increase (decrease) in amounts payable and
  accrued expenses:
  - US Limited Partnerships                                       (3,578)     1,902      (2,197)
  - other related parties                              21         (1,512)      (747)         --
  - unrelated parties                                              5,456    (23,369)     (2,266)
                                                               ---------   --------    --------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                  19,138    (20,644)     15,239
                                                               ---------   --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of container equipment                                 (142,609)   (38,724)     (1,822)]
Purchase of property and other equipment                            (692)      (598)     (1,052)
Purchase of investment in related parties               9           (310)       (39)         --
Purchase of intangible asset                           11         (2,086)       (11)         --
Purchase of subsidiary undertaking (net of cash
  acquired)                                            11         (3,386)        --          --
Investment in finance lease equipment                   8        (26,419)    (2,443)         --
Issue of notes to related parties                      21         (2,000)    (3,700)         --
Proceeds from sales of container equipment                        36,419     61,495       1,155
Proceeds from sales of property and other equipment                   50         --         325
Proceeds from sale of investment                        9         19,288      1,953          --
Proceeds from sale of investment in finance lease
  equipment                                                           --     25,121          --
Repayment of note by related parties                   21            511      1,500          --
                                                               ---------   --------    --------
NET CASH (USED) PROVIDED FOR INVESTING ACTIVITIES               (121,234)    44,554      (1,394)
                                                               ---------   --------    --------

THE CRONOS GROUP

For the years ended December 31, 1996, 1997 and 1998

(U.S. dollar amounts in thousands, except per share amounts)

                                                      Notes         1996       1997        1998
CASH FLOWS FROM FINANCING ACTIVITIES
Issue of common shares                                 18          2,111         --          --
Share subscriptions received                                         134         --          --
Proceeds from issuance of term debt                              227,475     62,141       3,109
Repayments of term debt and capital lease
  obligations                                                   (139,589)   (93,874)    (22,128)
Cash deposits (restricted)                                         5,000      5,000          --
                                                               ---------   --------    --------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                  95,131    (26,733)    (19,019)
                                                               ---------   --------    --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                         (6,965)    (2,823)     (5,174)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                    24,243     17,278      14,455
                                                               ---------   --------    --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                       $  17,278   $  14,455   $  9,281
                                                               =========   =========   ========

Supplementary disclosure of cash flow information:

Cash paid during the year for:
- interest                                                     $  11,099   $  17,605   $  16,402
- income taxes                                                     1,829         492         786

Cash received during the year for:
- interest                                                         1,129       1,272       1,092
- income taxes                                                       806       1,329         229

Non-cash investing and financing activities:
- container equipment acquired under capital lease                 4,999       4,143          --
- container equipment acquired but unpaid at December 31          27,426          --          --


The accompanying notes are an integral part of these consolidated financial statements.

THE CRONOS GROUP

Consolidated statements of shareholders' equity
For the years ended December 31, 1996, 1997 and 1998

(US dollar amounts in thousands, except per share amounts)


                                                                          Accumulated
                                           Additional           Share           other     Retained
                                  Common      paid-in   subscriptions   comprehensive     earnings       Retained          Total
                                  shares      capital      receivable          income   restricted       earnings  shareholders'
                                (note 18)    (note 20)       (note 19)        (note 9)    (note 20)  unrestricted         equity

BALANCE, DECEMBER 31, 1995       $17,231      $47,679           $(404)         $   --       $1,723       $ 19,120        $85,349
Net income                                                                                                  7,982          7,982
MEIP receipts                                                     134                                                        134
MEIP lapses                                       (27)             27                                                         --
Issue of common shares               486        1,625                                                                      2,111
Transfer to legal reserve                         (49)                                          49                            --
                                 -------      -------           -----          ------       ------       --------        -------
BALANCE, DECEMBER 31, 1996        17,717       49,228            (243)             --        1,772         27,102         95,576
Net loss                                                                                                  (23,022)       (23,022)
MEIP lapses                                       (74)             74                                                        --
Unrealized holding
gain on available
for sale security                                                               1,159                                      1,159
                                 -------      -------           -----          ------       ------       --------        -------
BALANCE, DECEMBER 31, 1997        17,717       49,154            (169)          1,159        1,772          4,080         73,713
Net loss                                                                                                  (16,467)       (16,467)
MEIP lapses                                      (46)              46                                                         --
Change in unrealized
holding gain on available
for sale security                                                              (1,159)                                    (1,159)
                                 -------      -------           -----          ------       ------       --------        -------
BALANCE, DECEMBER 31, 1998       $17,717      $49,108           $(123)         $   --       $1,772       $(12,387)       $56,087
                                 -------      -------           -----          ------       ------       --------        -------

The accompanying notes are an integral part of these consolidated financial statements.

THE CRONOS GROUP

Notes to consolidated financial statements
(US dollar amounts in thousands, except per share amounts)


1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)  Nature of operations

The principal activity of The Cronos Group (the "Company") and its subsidiaries (together, the "Group") is the leasing to ocean carriers of marine containers which are owned either by third party container owners or by the Group.

The Group provides a worldwide service and, accordingly, has significant foreign operations and assets in key shipping locations, particularly in the United States, Europe and Asia.

The Group enters into agreements with third party container owners to manage the leasing of their containers to ocean carriers. These agreements have taken two principal forms. Under the first form, the Group organizes public limited partnerships in the United States and purchases and manages containers on their behalf. Under the second form, the Group enters into agreements with third parties that provide for the Group to purchase and manage containers for such third parties. Although the provisions of the agreements vary, they all permit the Group to use the containers together with containers owned by the Group as part of a single fleet, which the Group endeavours to operate without regard to ownership. The Group has discretion over which ocean carriers, container manufacturers and suppliers of goods and services it may deal with. Since the agreements with container owners meet the definition of leases in Statement of Financial Accounting Standards ("SFAS") No. 13, they are accounted for as leases under which the container owners are lessors and the Group is lessee.

The terms of the agreements vary from 1 to 15 years. Containers generally have an expected useful economic life of 12 to 15 years. The agreements generally contain provisions which permit earlier termination under certain conditions upon 60-90 days' notice. For the US Limited Partnerships, a majority of the limited partners in a partnership can remove the general partner, thereby terminating the agreement with the Group. Under the agreements with third parties, the container owner can generally terminate the agreement if average payments by the Group are less than a certain percentage (specified in each agreement) of total capital invested. The Group believes that early termination is unlikely in normal circumstances.

The agreements generally provide that the Group will make payments to the container owners based upon the rentals collected from ocean carriers after deducting direct operating expenses and the Group's management fee. Substantially all payments to container owners are therefore contingent upon the leasing of the containers by the Group to ocean carriers and the collection of lease rentals. Minimum lease payments on the minority of agreements which have fixed payment terms are disclosed in note 14(c). Substantially all payments to container owners represent a percentage of the rentals collected from the ocean carriers to whom containers are leased by the Group.

The Group also leases containers from lessors under capital leases. The cost and book value of assets acquired under capital leases together with the minimum lease payments representing interest and principal are shown in note 14.

THE CRONOS GROUP

(US dollar amounts in thousands, except per share amounts)


1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

a)  Nature of operations (continued)

The Group leases containers to ocean carriers generally under master leases for dry cargo containers and term leases (mostly 2 to 5 years) for refrigerated and other specialized containers. Master leases do not specify the exact number of containers to be leased or the term that each container will remain on hire but allow the ocean carrier to pick up and drop off containers at various locations specified in the lease agreement. Lease rentals, which are generally based upon the number of containers used by the ocean carrier and the applicable per diem rate, are therefore all contingent rentals. Receivables in respect of containers on lease up to the end of an accounting period are included in the balance sheet.

Since all future rentals are contingent on the number of containers used, there are no minimum lease rentals applicable to master leases, and accordingly no analysis of minimum lease rentals is provided in these financial statements.

Term leases provide the ocean carriers with specified container equipment throughout the term of the lease. The rentals are based upon the number of containers leased, the applicable per diem rate and the length of the lease, irrespective of the number of days during which the ocean carrier actually uses the containers. The minimum lease rentals for term leases are shown in note 5.

b)  Basis of accounting

The Group's accounting records are maintained in United States dollars and the consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States.

The financial statements for the year ended December 31, 1998 reflect compliance with Statement of Financial Accounting Standards No. 130 ("SFAS 130") "Reporting Comprehensive Income" and SFAS 131 "Disclosures about Segments of an Enterprise and Related Information".

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Generally accepted accounting principles also contemplate the continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business. The company is presently involved in negotiations with regard to refinancing certain financial obligations. Details of the anticipated arrangements are given in note 14.

In addition to the satisfactory renegotiation of certain financial obligations, management is undertaking a restructuring program in order to reduce selling, general and administrative expenses and increase operational efficiency. In this regard a $2,000 financing and recomposition charge has been incurred in December 1998 (note 3(b) ii).

THE CRONOS GROUP

(US dollar amounts in thousands, except per share amounts)


1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

b)  Basis of accounting (continued)

There can be no assurances that management's plans to secure adequate refinancing will be successful. Should the group be unable to refinance its loans, then the Directors will have to consider discontinuing the operation of or selling the business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue in existence.

c)  Principles of consolidation

The Company is incorporated in Luxembourg.

The consolidated financial statements include the accounts of the Company and its subsidiaries all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated on consolidation.

d)  Gross lease revenue

Gross lease revenue represents invoices to customers for operating leases of marine containers excluding advance billings.

e)  Commissions, fees and other operating income

This comprises acquisition fees, syndication commissions, income on direct financing leases, income from the Group's limited partner interest in US Limited Partnerships and other income.

Acquisition fees represent amounts received and receivable from third party container owners when the Group enters into an agreement and begins to manage new container equipment on their behalf. They are generally non-refundable and are amortized in the income statement on a straight-line basis over the period of the agreements to which they relate.

Syndication commissions represent amounts earned on the sale of US Limited Partnership interests and are recognized at the time of sale.

f)  Advertising costs

Advertising costs, included in selling, general and administrative expenses, are expensed as incurred, and amounted to $290, $225 and $34 for the years ended December 31, 1996, 1997 and 1998, respectively.

g)  Income taxes

Income taxes are accounted for using the asset and liability method. Under this method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying the statutory tax rate to the difference between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred income taxes of a change in tax rates is recognized in income in the period of enactment.

THE CRONOS GROUP

(US dollar amounts in thousands, except per share amounts)


1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

h)  Earnings per common share

Earnings per share data have been calculated in accordance with SFAS No. 128.

Basic earnings per share represent the amount of earnings for the period available to each share of common stock outstanding during the reporting period and have been calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each of the periods.

Earnings per share have been computed based on a weighted average of 8,853,067, 8,858,378 and 8,858,378 common shares outstanding during the years ended December 31, 1996, 1997 and 1998, respectively.

The fair value of the Group's common shares has been determined to be below the average exercize price of options outstanding under the Management Equity Investment Plan ("MEIP"). Accordingly there is no dilution caused by the MEIP. However, the MEIP could potentially dilute basic earnings per share in the future.

i)  Cash equivalents

Cash equivalents are highly liquid debt instruments purchased with original maturities of three months or less. The carrying value approximates fair value. Cash and cash equivalents are maintained in accounts which, at times, may exceed federally insured limits. No losses have been experienced in such accounts and management believes it is not exposed to any significant credit risk. The group places its cash equivalents in investment grade, short term debt instruments and limits the amount of credit exposure to any one commercial issuer.

j)  Amounts due from lessees

Amounts due from lessees represent gross lease revenue due from customers, less allowance for doubtful accounts of $3,106 and $4,446 at December 31, 1997 and 1998, respectively. Allowance for doubtful accounts comprises specific amounts provided against known potentially doubtful accounts plus a general allowance. The general allowance was $639 and $600 at December 31, 1997 and 1998, respectively. Invoices representing advance billings are included in both Amounts due from lessees and Deferred income.

k)  New container equipment for resale

New container equipment for resale represents new containers purchased by the Group with an intent to resell to third party container owners. Such sales are usually made at original cost to the Group, and accordingly no gain or loss arises. Where gains or losses on such sales occur, they are recognized at the date of sale, because under the agreements with container owners the Group retains less than substantially all of the remaining use of the containers. Such gains are included within Commissions, fees and other operating income.

Containers not sold to container owners within six months of purchase are transferred to the Group's long term ownership of container equipment. Depreciation is then calculated from the original date of acquisition. The amount of depreciation which would have been provided on container equipment for resale, had it been transferred to long term ownership at the balance sheet date, is immaterial to the Net income/(loss) in all periods presented.

Rentals received on new container equipment for resale are included within Gross lease revenue. Container orders are placed with manufacturers based on the identified level of internal and external financing and the projected capacity in the leasing market.

THE CRONOS GROUP

(US dollar amounts in thousands, except per share amounts)


1       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

k)  New container equipment for resale (continued)

New container equipment for resale is stated at the lower of original unit cost or net realizable value.

l)  Leases

i.  Group as lessor

Operating leases with customers. The Group enters into leases with customers, principally as lessor in operating leases. Operating lease rentals are recognized as gross lease revenue on the basis of invoices issued to customers in accordance with the lease agreement.

Direct financing leases with customers. The Group has entered into direct financing leases as lessor for container equipment owned by the Group. The net investment in direct financing leases represents the receivables due from lessees net of unearned income. Unearned income is amortized to give a constant return on capital over the lease term.

ii. Group as lessee

Capital leases. Assets held under capital leases are initially reported at the fair value of the asset categorized within container equipment, with an equivalent liability categorized as capital lease obligations. The asset is depreciated over its expected useful life. Finance charges are allocated to accounting periods over the lease term in accordance with the actuarial method.

Operating leases. Payments by the Group to container owners are charged to the income statement in each period based upon the amounts paid and payable under the agreements with container owners, which generally are contingent upon the lease rentals collected from ocean carriers, direct operating expenses and management fees due to the Group in respect of the containers specified in each agreement.

Other operating lease rentals are charged to the income statement on a straight-line basis over the lease term.

m)  Investments, including investments in related parties

i.  Investment securities

Investment securities are classified as either available for sale or trading securities. Available for sale securities are reported at fair market value with unrealized gains and losses included in Stockholders' Equity as Accumulated other comprehensive income. Trading securities are reported at fair market value with unrealized gains and losses reported in earnings.

ii. Investment in US Limited Partnerships

Investment in US Limited Partnerships represents the Group's general and limited partner interests in partnerships in which a subsidiary company, Cronos Capital Corp., acts as a general partner. These are accounted for on the equity basis.

THE CRONOS GROUP

(US dollar amounts in thousands, except per share amounts)


1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

m)  Investments, including investments in related parties (continued)

iii. Investments in affiliated companies

The investments in affiliated companies are stated at cost plus the Group's equity in the undistributed earnings of the affiliates since the date of acquisition or investment, less the amortization, where applicable, of the excess of the purchase price over the fair value of net assets acquired ("goodwill"). Goodwill is amortized over an original period of 40 years.

n)  Container equipment

Container equipment is carried at cost less accumulated depreciation. Depreciation is provided to write off the cost, less estimated residual value, of containers, both owned by the Group and acquired under capital leases, on a straight-line basis over their expected useful life.

Refrigerated container equipment is depreciated over a useful life of 12 years to a residual value of 15%, with effect from January 1, 1998, following an impairment review undertaken at December 31, 1997. Previously, refrigerated container equipment was depreciated over a useful life of 15 years to a residual value of 10%. The impact of the change in depreciation policy has been to increase the depreciation charge for the year ended December 31, 1998 by $1,300 ($0.15) per share.

Dry cargo and other specialized container equipment is depreciated over a useful life of 15 years to a residual value of 10%.

o)  Property and other equipment

Property and other equipment are carried at cost less accumulated depreciation. Depreciation is provided to write off the cost, less estimated residual value, of each asset on a straight-line basis over its expected useful life. Depreciation periods are as follows:

Properties                              50 years
Property improvements                   25 years
Other equipment                         3-7 years
Land is not depreciated.


p)  Intangible assets

i.  Intermodal Equipment Associates

The intangible asset comprises the excess of the purchase price over the fair value of the net assets ("goodwill") of Intermodal Equipment Associates, a wholly owned subsidiary, acquired in 1990. Goodwill is amortized on a straight line basis over an original period of 40 years. At December 31, 1997, an impairment charge was recorded to write off part of the value of the intangible asset (note 3) in accordance with SFAS 121.

ii. Intermodal Management AB & Intermodal Leasing AB (together "Interlease")

The intangible asset includes the goodwill acquired with the purchase of the wholly owned subsidiary Intermodal Management AB and its subsidiary Intermodal Leasing AB in August 1996. The acquired goodwill is amortized on a straight line basis over a period of 40 years.

THE CRONOS GROUP

(US dollar amounts in thousands, except per share amounts)


1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

p)  Intangible assets (continued)

iii. Cellular Palletwide Container (CPC) & Slimwall CPC patents

The Group acquired the patent rights relating to the Cellular Palletwide Container ("CPC"), the Slimwall CPC and the intellectual property of Cargo Unit Containers Limited ("CUC") in August 1996. The Group also acquired the business of CUC which markets CPCs and controls the manufacturing licences for CPCs. The goodwill acquired is amortized on a straight line basis over a period of 40 years. The cost of the patents is amortized on a straight line basis over a period of between 4 - 40 years depending on the patent type as follows:


              CPC patents                                        4 - 12 years
              Cargo Unit Containers Limited - patents            11 - 17 years
              Cargo Unit Containers Limited - trademark          40 years

q)  Translation of foreign currencies

Substantially all the Group's revenue is denominated in US dollars as are a significant proportion of total costs, including container purchases. Accordingly, the functional currency of the Group is the US dollar, the currency in which the financial statements are prepared.

Transactions denominated in other currencies are translated into US dollars and recorded at the rate of exchange at the date of the transaction. Balances denominated in other currencies are translated into US dollars at the rate of exchange on the balance sheet date. Exchange differences arising are charged or credited to the income statement.

r)  Financing and recomposition expenses

In 1996, costs, which were incurred and accrued by the Group in connection with its initial public offering ("IPO") of common shares, were charged to Additional paid-in capital and set off against the proceeds of the IPO, as shown in note 20.

In 1997, the Group made an adjustment of $3,400 in respect of a contingent liability (note 17). This amount was included in Other amounts payable and accrued expenses at December 31, 1997 and 1998, respectively.

In 1996, 1997 and 1998 the Group incurred and accrued costs in connection with certain financing and other transactions, the restructuring of the Board of Directors, senior management and other employee positions. Costs incurred and accrued were charged to the income statement, where the Group determined that no future benefit would be derived from such costs.

THE CRONOS GROUP

(US dollar amounts in thousands, except per share amounts)


1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

s)  Management Equity Investment Plan ("MEIP")

Amounts received and receivable for the purchase of options under the contractual arrangements of the MEIP are included within Additional paid-in capital when the commitment is made by the key employee. Amounts receivable for the purchase of options are offset against Share subscriptions receivable within Shareholders' equity.

During 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", effective for fiscal years beginning after December 15, 1995. The Group continues to account for the MEIP under APB (Accounting Practices Board) Opinion No. 25, "Accounting for Stock Issued to Employees" under which no compensation cost has been recognized. As required by SFAS 123, the Group has made the required disclosures in relation to proforma Net income/(loss) and Earnings/(loss) per share, as shown in note 19.

t)  Financial instruments-derivatives

The Group enters into interest rate swap transactions from time to time to hedge a portion of its exposure to floating interest rates. These transactions involve the conversion of floating rates over the life of the transactions without an exchange of underlying principal. The differential is accrued as interest rates change and recognized as an adjustment to interest expense. The related amount receivable from or payable to counterparties is included in accrued interest expense. The fair values of the interest rate swaps are recognized in the financial statements.

The Group enters into forward exchange contracts from time to time, typically covering an average period of approximately 5 months, to hedge a portion of its expenses, which are paid in U.K. Sterling. Realized and unrealized gains and losses on foreign currency hedging transactions that are designated and effective as hedges of firm identifiable foreign currency commitments are deferred and recognized in income over the period of the hedged transaction. No such transactions were undertaken during 1998.

The group has not entered into any speculative derivative contracts.

u)  Asset impairment

Certain long-term assets of the Group are reviewed when changes in circumstances require as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Management considers assets to be impaired if the carrying value of the asset exceeds the future projected cash flows from related operations (undiscounted and without interest charges). When impairment is deemed to exist, the assets are written down to fair value or projected discounted cash flows from related operations. Management also re-evaluates the period of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. In accordance with SFAS 121, the Group recorded impairment losses of $0, $11,668 and $6,500 for the years ended December 31, 1996, 1997 and 1998, respectively (note 3).

THE CRONOS GROUP

(US dollar amounts in thousands, except per share amounts)


1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

v)  New pronouncements

In June, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and how it is designated. A variable cash flow hedge of a forecasted transaction is initially recorded as comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. Gains and losses from foreign currency exposure hedges are reported in other comprehensive income as part of the cumulative translation adjustment. Gains and losses from fair value hedges are recognized in earnings in the period of any changes in the fair value of the related recognized asset or liability or firm commitment. Gains and losses on derivative instruments that are not designated as a hedging instrument are recognized in earnings in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, and should not be applied retroactively to financial statements for prior periods.

While the Company does enter into interest rate swaps to hedge a portion of its exposure to floating interest rates and enters into forward exchange contracts to hedge a portion of its expenses which are paid in U.K. Sterling, it does not currently record its derivative instruments as assets or liabilities and does not measure such instruments at fair value. The Company is assessing the impact that SFAS No. 133 will have in accounting for its derivative transactions and hedging activities.

THE CRONOS GROUP

(US dollar amounts in thousands, except per share amounts)


2   OPERATING SEGMENT DATA

Segment information is provided in the tables below:

                                                                            Other
                                                       US Limited       container            Owned
                                                     Partnerships          owners       containers            Total
YEAR ENDED DECEMBER 31, 1996

Items directly attributable to operating segments:
 - gross lease revenue                                   $ 69,088        $ 48,218        $  36,705        $ 154,011
 - direct operating expenses                              (15,703)        (10,602)          (8,230)         (34,535)
                                                         --------        --------        ---------        ---------
   Net lease revenue                                       53,385          37,616           28,475          119,476
 - payments to container owners                           (40,338)        (32,556)              --          (72,894)

 - commissions, fees and other operating income             1,941           2,326            3,193            7,460
 - depreciation                                                --              --          (12,277)         (12,277)
 - interest expense                                            --              --           (8,978)          (8,978)
                                                         --------        --------        ---------        ---------
Operating profit before indirect items                     14,988           7,386           10,413           32,787

Indirect allocations:
 - interest income                                             --             225            1,108            1,333
 - depreciation                                              (669)           (467)            (356)          (1,492)
 - interest expense                                          (278)           (193)            (147)            (618)
 - selling, general and administrative expenses           (11,786)         (6,379)          (4,700)         (22,865)
                                                         --------        --------        ---------        ---------
Operating profit                                         $  2,255        $    572        $   6,318        $   9,145
                                                         ========        ========        =========        =========
Segment assets                                           $ 33,141        $ 17,754        $ 285,551        $ 336,446
Expenditure for segment assets                           $    439        $    307        $ 173,820        $ 174,566

YEAR ENDED DECEMBER 31, 1997

Items directly attributable to operating segments:

 - gross lease revenue                                   $ 61,235        $ 54,179        $  45,434        $ 160,848
 - direct operating expenses                              (14,153)        (11,377)          (8,687)         (34,217)
                                                         --------        --------        ---------        ---------
   Net lease revenue                                       47,082          42,802           36,747          126,631
 - payments to container owners                           (36,478)        (37,467)              --          (73,945)

 - commissions, fees and other operating income             1,384           1,919            2,242            5,545
 - depreciation                                                --              --          (16,686)         (16,686)
 - interest expense                                            --              --          (16,628)         (16,628)
 - impairment losses                                           --              --           (7,368)          (7,368)
                                                         --------        --------        ---------        ---------
Operating profit before indirect items                     11,988           7,254           (1,693)          17,549

Indirect allocations:
 - interest income                                             --             480            1,205            1,685
 - depreciation                                              (611)           (541)            (453)          (1,605)
 - interest expense                                          (315)           (279)            (234)            (828)
 - selling, general and administrative expenses            (8,878)         (6,028)          (5,109)         (20,015)
                                                         --------        --------        ---------        ---------
Operating profit                                         $  2,184        $    886        $  (6,284)       $  (3,214)
                                                         ========        ========        =========        =========
Segment assets                                           $ 29,429        $ 19,531        $ 221,925        $ 270,885
Expenditure for segment assets                           $    228        $    201        $  43,036        $  43,465

THE CRONOS GROUP

(US dollar amounts in thousands, except per share amounts)


2   OPERATING SEGMENT DATA (CONTINUED)

                                                                         Other
                                                    US Limited       container            Owned
                                                  Partnerships          owners       containers            Total
YEAR ENDED DECEMBER 31, 1998

Items directly attributable to operating segments:
 - gross lease revenue                                $ 54,677        $ 63,013        $  39,856        $ 157,546
 - direct operating expenses                           (12,820)        (14,325)          (8,173)         (35,318)
                                                      --------        --------        ---------        ---------
   Net lease revenue                                    41,857          48,688           31,683          122,228
 - payments to container owners                        (31,922)        (43,605)              --          (75,527)

 - commissions, fees and other operating income          1,347           2,349            1,259            4,955
 - depreciation                                             --              --          (16,403)         (16,403)
 - interest expense                                         --              --          (15,124)         (15,124)
 - impairment losses                                        --              --           (4,500)          (4,500)
                                                      --------        --------        ---------        ---------
Operating profit before indirect items                  11,282           7,432           (3,085)          15,629

Indirect allocations:
 - interest income                                          --             584              570            1,154
 - depreciation                                           (565)           (651)            (412)          (1,628)
 - interest expense                                       (206)           (238)            (150)            (594)
 - selling, general and administrative income           (7,884)         (7,023)          (4,516)         (19,423)
 - impairment losses                                      (694)           (800)            (506)          (2,000)
                                                      --------        --------        ---------        ---------
Operating profit                                      $  1,933        $   (696)       $  (8,099)       $  (6,862)
                                                      ========        ========        =========        =========
Segment assets                                        $ 23,872        $ 21,121        $ 183,822        $ 228,815
Expenditure for segment assets                        $    365        $    421        $   2,088        $   2,874


Reconciliation of operating profit for reportable segments to earnings before taxes:

                                                                     1996            1997            1998
Operating profit                                                 $  9,145        $ (3,214)       $ (6,862)
Equity in earnings of affiliate                                     1,397              --              --
Gain on conversion of investment in affiliate                       5,260             321              --
Unallocated amounts:
 - interest expense                                                (1,772)           (302)             --
 - selling, general and administrative expenses                      (969)         (2,668)         (1,741)
Amortization of intangibles                                          (489)           (742)           (683)
Financing and recomposition expenses                               (2,149)         (7,384)         (5,375)
Provisions against amounts receivable from related parties             --          (4,733)             --
Provision against available for sale securities                        --              --          (1,500)
Impairment losses                                                      --          (4,300)             --
                                                                 --------        --------        --------
Earnings (loss) before income taxes                              $ 10,423        $(23,022)       $(16,161)
                                                                 ========        ========        ========

THE CRONOS GROUP

(US dollar amounts in thousands, except per share amounts)


2   OPERATING SEGMENT DATA (CONTINUED)

Reconciliation of assets for reportable segments to total assets:

                                               1996           1997           1998
Total assets for reportable segments       $336,446       $270,885       $228,815
General corporate assets                     62,855         56,260         51,164
                                           --------       --------       --------
Total assets                               $399,301       $327,145       $279,979
                                           ========       ========       ========


The segments shown above depict the different forms of agreements entered into by the Group with third party container owners and represent different levels of profitability and risk to the Group. Although there are a number of different forms of agreements, they fall into two principal categories - those with US Limited Partnerships and those with Other Container Owners. Owned containers are those in which the Group has the risk of ownership and which are financed by the Group's own capital resources, debt facilities and capital leases, and include new container equipment for resale.

All revenues and expenses that are specifically identifiable to the containers within each segment are allocated to that segment. The Group manages a number of different container products, revenue details on which are given below. Individual product revenues have been aggregated within the operating segments reported. A significant portion of the selling, general and administrative expenses relating to the operation of the entire container fleet is not identified to segments. Since the Group operates the container fleet as a homogenous unit, these expenses have been allocated on the basis of the gross lease revenue in each segment.

Revenues from external customers by product comprised:

Gross lease revenue

                                   1996           1997           1998
Dry cargo containers           $112,015       $117,094       $114,373
Refrigerated containers          34,808         32,675         29,901
Tanks                             5,245          7,054          8,269
Other container products          1,943          4,025          5,003
                               --------       --------       --------
Total                          $154,011       $160,848       $157,546
                               ========       ========       ========

No single lessee accounted for 10% or more of total revenues in the years ended December 31, 1996, 1997 and 1998, respectively.


Almost all of the Group's lease revenue is earned on containers used by its customers in global trade routes. Accordingly, the Group believes that it does not possess discernible geographic reporting segments as defined in Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information".

THE CRONOS GROUP

(US dollar amounts in thousands, except per share amounts)


3   ITEMS AFFECTING FOURTH QUARTER RESULTS OF OPERATIONS

In the fourth quarters of 1997 and 1998 the Group recorded asset impairment and other charges, the aggregate of which was to reduce 1997 and 1998 net income by $19,801 ($2.24 per share) and $11,500 ($1.30 per share), respectively. There were no such charges in the fourth quarter of 1996.


a)  Impairment losses

In December 1997 and 1998, the Group recorded charges relating to the impairment of certain long-lived assets as required by SFAS 121.


Impairment losses comprised:

                                 1996          1997         1998
Container equipment               $--       $ 7,368       $4,500
Goodwill                           --         4,300           --
Property                           --            --        2,000
                                  ---       -------       ------
Total                             $--       $11,668       $6,500
                                  ===       =======       ======

i.  Container equipment

In December 1997, in response to market information, management conducted a review of the carrying value of refrigerated containers. The review concluded that the carrying value of the equipment was greater than the undiscounted future cash flows. In accordance with SFAS 121, an impairment loss of $7,368 was recognized to record the assets at fair value. A study of refrigerated container disposals was undertaken in order to determine fair value.

In December 1998, in response to proposed asset sales to third party container owners, management concluded that the carrying value of certain refrigerated and dry cargo containers was not recoverable. An impairment charge of $4,500 was recognized to record the assets at fair value.

ii. Goodwill

At December 31, 1997 management concluded that the ability of the Group to organize future public limited partnerships was impaired by the continuing SEC investigation (note 17). Accordingly, a $4,300 impairment charge was recorded to write off the element of the carrying value of the unamortized portion of goodwill, relating to the acquisition of Intermodal Equipment Associates in 1990, attributed by the directors to the public limited partnership fund raising capacity of the business.

iii. Property

In December 1998, management concluded that the carrying value of a property exceeded fair value. An impairment charge of $2,000 was recorded to state the asset at fair value in accordance with SFAS 121. Independent valuations were used to determine fair value.

THE CRONOS GROUP

(US dollar amounts in thousands, except per share amounts)


3   ITEMS AFFECTING FOURTH QUARTER RESULTS OF OPERATIONS (CONTINUED)

b) Other adjustments

i. Related party loans and contingent liabilities

In December 1997, charges of $4,733 and $3,400 were made in respect of related party loans (note 21) and contingent liabilities (note 17) respectively.


ii. Restructuring program

During 1998, the Group announced a restructuring program, which will reorganize the Group's key activities into three divisions:

      - Leasing
      - Capital Markets and Investor Services
      - Finance and Administration

This program, which commenced in December 1998 will be substantially completed by June 1999 and anticipates the termination of 15 employees. In December 1998, the Group recorded a $2,000 Financing and recomposition charge in respect of termination and related costs. The first phase of this program was implemented in December 1998, with the internal replacement of the Chief Executive Officer and with the redundancy of the Chief Operating Officer. In January and February 1999, the Group made termination payments totalling $220.

iii. Financing transactions

In December 1998, the Group made provision for $1,500 of fees in connection with the extension of certain loan facilities. The fees, which are payable between February and September 1999, were included in Other amounts payable and accrued expenses at December 31, 1998.

iv. Available for sale securities

In February 1999, management was advised that there were claims outstanding against certain of the Transamerica shares held in escrow (note 9ii and 9iii). A provision of $1,500 has been made in this regard.

THE CRONOS GROUP

(US dollar amounts in thousands, except per share amounts)


4   INCOME TAXES

The provision for income taxes comprises:

                                          1996           1997         1998
Current taxes:
Federal                                $(1,707)       $   585           $-
State                                     (149)             3           --
Withholding                                 23             --           --
Foreign                                 (1,386)           928          309
                                       -------        -------        -----
                                        (3,219)         1,516          309
                                       -------        -------        -----
Share of affiliate tax                     623             --           --
                                       -------        -------        -----

Deferred taxes:

Federal                                  1,942         (1,316)          (3)
State                                      157            (20)          --
Withholding                               (562)            37           --
Foreign                                  3,500           (217)          --
                                       -------        -------        -----
                                         5,037         (1,516)          (3)
                                       -------        -------        -----
Total provision for income taxes       $ 2,441        $    --        $ 306
                                       =======        =======        =====

Differences between the provision for taxes that would be computed at the US statutory rate and the actual tax provision were:

                                                          1996           1997           1998
Expected US federal provision                          $ 3,418        $(7,827)       $(5,495)
Foreign income not subject to US corporate taxes        (2,630)         7,135          5,341
Tax impact of net loss carried forward                      --             --            516
State taxes (net of Federal tax benefit)                    19            (56)            --
Share of state and foreign taxes of affiliate               69             --             --
Foreign corporate taxes                                  2,099            711            309
Other foreign taxes                                         39             --             --
Tax on unremitted retained earnings of                    (562)            37             --
subsidiaries
Other                                                      (11)            --           (365)
                                                       -------        -------        -------
Actual tax provision                                   $ 2,441        $    --        $   306
                                                       =======        =======        =======

THE CRONOS GROUP

(US dollar amounts in thousands, except per share amounts)


4   INCOME TAXES (CONTINUED)

Temporary differences giving rise to the net deferred income tax liability as of the balance sheet date were:

                                                                  1997           1998
Assets
Acquisition fees                                               $ 3,098        $ 3,098
Other                                                              165            197
                                                               -------        -------
Total deferred income tax assets                                 3,263          3,295
                                                               -------        -------

Liabilities
Depreciation                                                     7,932          8,327
Partnership income taxable in different periods for book         2,219          2,171
and tax purposes
Unremitted retained earnings of subsidiaries                       133            265
Losses carried forward                                          (2,189)        (3,723)
Adjustment for deferred tax allowances not recognized               --          1,230
                                                               -------        -------
Total deferred income tax liabilities                            8,095          8,270
                                                               -------        -------
Net deferred income tax liabilities                            $ 4,832        $ 4,975
                                                               =======        =======

Tax losses have arisen in US entities. As of December 31, 1998 the deferred tax asset associated with these losses carried forward will expire as follows:

1999                                                              $   --
2000                                                                  --
2001                                                                  50
2002                                                                  75
2003                                                                  49
2004 and thereafter                                                3,549
                                                                  ------
Total                                                             $3,723
                                                                  ======

The Group has a potential deferred income tax liability for tax arising on unremitted retained earnings of certain subsidiaries. Upon remittance of such earnings to the parent company, tax may be withheld by certain jurisdictions in which the Group operates. The directors have considered the Group's remittance intentions in arriving at the related provision for deferred income taxes. The total potential amount of such deferred income taxes not provided at December 31, 1997 and 1998 was $422 and $303, respectively, based on unremitted earnings for which provision has been made of $8,435 and $6,061 respectively.

THE CRONOS GROUP

(US dollar amounts in thousands, except per share amounts)


5   AMOUNTS DUE FROM LESSEES

Amounts due from lessees represent gross lease revenue due but not paid by ocean carriers.


As of December 31, 1998 the minimum lease rentals collectable in future years under term operating leases were:

1999                                                                  $24,838
2000                                                                   15,975
2001                                                                    8,661
2002                                                                    3,959
2003                                                                    2,716
2004 and thereafter                                                     1,988
                                                                      -------
Total                                                                 $58,137
                                                                      =======


6   AMOUNTS RECEIVABLE FROM CONTAINER OWNERS

Amounts receivable from container owners comprise:


                                                            1997          1998
Amounts due from unrelated parties                        $1,091       $ 2,527
Amounts due from related parties
- US Limited Partnerships                                  7,311         7,738
                                                          ------       -------
                                                          $8,402       $10,265
                                                          ======       =======


7   NEW CONTAINER EQUIPMENT FOR RESALE

Activity during the year in new container equipment for resale was:

                                                           1996          1997         1998
Beginning of year                                     $   7,910      $  1,485      $ 8,202
Container purchases                                     137,755        34,959          671
Container disposals
- sold to container owners                              (58,328)      (28,242)      (8,558)
- transferred to long term ownership of container
  equipment                                             (85,852)           --           --
                                                      ---------      --------      -------
End of year                                           $   1,485      $  8,202      $   315
                                                      =========      ========      =======

THE CRONOS GROUP

(US dollar amounts in thousands, except per share amounts)


8   NET INVESTMENT IN DIRECT FINANCING LEASES

The Group, as lessor, has entered into various leases of equipment that qualify as direct financing leases.

The minimum lease receivables under these direct financing leases, net of unearned income, are collectable as follows:

                              Net lease        Unearned       Total lease
                            receivables    lease income           rentals
December 31, 1997                $4,991          $1,074            $6,065
                                 ======          ======            ======

December 31, 1998:

- 1999                           $1,365          $  430            $1,795
- 2000                            1,216             208             1,424
- 2001                              322              78               400
- 2002                              261              49               310
- 2003                              290              20               310
- 2004 and thereafter                50              --                50
                                 ------          ------            ------
Total                            $3,504          $  785            $4,289
                                 ======          ======            ======


9   INVESTMENTS, INCLUDING INVESTMENTS IN RELATED PARTIES

Investments comprise:

                                                            1997        1998
Investment in US Limited Partnerships                     $  220      $   55
Investment securities available for sale:
- cost                                                     2,903       1,403
- unrealized holding gain                                  1,159           -
                                                          ------      ------
                                                          $4,282      $1,458
                                                          ======      ======


i. Investment in US Limited Partnerships

The Group has a general partnership investment and a further limited partnership investment in ten sponsored funds. These general and limited partner investments are accounted for on the equity basis. The subsidiary of the Company which acts as a general partner maintains insurance against liability for bodily injury, death and property damage for which a partnership may be liable, and may be contingently liable for uninsured obligations of the partnerships.

THE CRONOS GROUP

(US dollar amounts in thousands, except per share amounts)


9   INVESTMENTS, INCLUDING INVESTMENTS IN RELATED PARTIES (CONTINUED)

ii. Investments in affiliated companies

The activity in the investments in affiliated companies was:

                                                    1996      1997      1998
Beginning of year                               $ 17,691       $ 2       $--
Share of undistributed income for the year         1,002        --        --
Amortization of goodwill                            (228)       --        --
Disposal of investment                           (18,562)       --        --
Other                                                 99        (2)      $--
                                                --------       ---       ---
End of year                                     $      2       $--       $--
                                                ========       ===       ===


As of December 31, 1995, the investments in affiliated companies comprised an interest of approximately 24% in Trans Ocean Limited ("TOL"), a container leasing company incorporated in Delaware, United States and an interest, purchased in 1994 for $2, of approximately 49% in Hinderton Limited ("Hinderton"), a container investment company incorporated in the Isle of Man.

In 1996, following an Agreement and Plan of Merger between Transamerica Corporation ("Transamerica") and TOL, the Group was entitled to receive 19.23 Transamerica shares for each TOL common share it held. Of these Transamerica shares, the Group sold 251,882 in October 1996 for a consideration of $19,288. The total gain on conversion of the TOL shares recognized in 1996 was $5,260, of which $1,621 was realized.

Following the final determination of the initial escrow fund, 21,989 shares were released to the Group and sold for a consideration of $1,953 in May 1997 resulting in a realized gain of $321. As of December 31, 1998, a further 47,196 shares remain held in escrow pending final determination of post-closing reports and adjustments in 1999 (note 9iii).

In December 1996 the equity interest in Hinderton was exchanged for subordinated debt, that was to earn interest equivalent to 50% of the net profit of Hinderton. No interest has been earned in any of the periods presented. In 1998 the subordinated debt was assigned to Hinderton for a nominal consideration.

The Group has a management agreement covering the operation of containers owned by Hinderton, under which management and acquisition fees are receivable. The revenue earned with respect to this agreement was not material in any of the periods presented.

THE CRONOS GROUP

(US dollar amounts in thousands, except per share amounts)


9   INVESTMENTS, INCLUDING INVESTMENTS IN RELATED PARTIES (CONTINUED)

iii. Investment securities

Investment securities: the available for sale balance of $1,403 represents 12,326 shares in Transamerica, which are on deposit in escrow accounts pending resolution of withholding tax issues, following the conversion of the TOL shares disclosed above, together with the estimated fair value of the additional 47,196 Transamerica shares held in escrow at December 31, 1998 (note 9ii). The Group has agreed to provide a bank group with a security interest in respect of the Transamerica shares when they are released to the Group (note 14(a)). The estimated fair value of the shares is based on the number of shares anticipated to be released from the escrow funds, valued at the closing rate at the balance sheet date. In February 1999, the Group was advised that claims, which are being challenged, have been made against the escrow funds, which hold the 47,196 shares, for amounts in excess of the value of the shares held. In this regard, the Group recorded a charge to reduce the carrying value of the investment securities by $1,500, in addition to which a charge of $1,159 has been incurred in respect of an unrealized holding gain. There is a reasonable possibility that the estimated realizable value of these shares could change within one year of the date of these financial statements.

10  CONTAINER EQUIPMENT

The activity in container equipment for the years ended December 31, 1997 and 1998 was:

COST
Balance, December 31, 1996                                            $ 276,174
Additions                                                                42,867
Disposals                                                               (73,927)
Impairment loss (note 3)                                                 (7,368)
                                                                      ---------
Balance, December 31, 1997                                              237,746
Additions                                                                 1,822
Disposals                                                                (7,185)
Impairment loss (note 3)                                                 (4,500)
                                                                      ---------
Balance, December 31, 1998                                            $ 227,883
                                                                      =========
ACCUMULATED DEPRECIATION
Balance, December 31, 1996                                               33,831
Expense                                                                  16,686
Disposals                                                                (5,537)
                                                                      ---------
Balance, December 31, 1997                                               44,980
Expense                                                                  16,403
Disposals                                                                (1,743)
                                                                      ---------
Balance, December 31, 1998                                            $  59,640
                                                                      =========
BOOK VALUE
December 31, 1997                                                     $ 192,766
                                                                      =========
December 31, 1998                                                     $ 168,243
                                                                      =========

The depreciation expense in 1996 was $12,601

THE CRONOS GROUP

(US dollar amounts in thousands, except per share amounts)


11  INTANGIBLE ASSETS

The activity in the intangible assets was:

                                    Patents        Goodwill            Total
COST
Balance, December 31, 1996          $ 2,085        $ 20,119         $ 22,204
Additions                                11             412              423
Impairment loss (see note 3)             --          (4,300)          (4,300)
                                    -------        --------         --------
Balance, December 31, 1997            2,096          16,231           18,327
Additions                                --              --               --
                                    -------        --------         --------
Balance,  December 31, 1998         $ 2,096        $ 16,231         $ 18,327
                                    =======        ========         ========

ACCUMULATED AMORTIZATION
Balance, December 31, 1996          $    62        $  2,752         $  2,814
Expense                                 188             554              742
                                    -------        --------         --------
Balance, December 31, 1997              250           3,306            3,556
Expense                                 188             495              683
                                    -------        --------         --------
Balance,  December 31, 1998         $   438        $  3,801         $  4,239
                                    =======        ========         ========

BOOK VALUE
December 31, 1997                   $ 1,846        $ 12,925         $ 14,771
                                    =======        ========         ========

December 31, 1998                   $ 1,658        $ 12,430         $ 14,088
                                    =======        ========         ========

The amortization expense in 1996 was $489.

i.  Goodwill

Goodwill arose on the acquisition in 1990 of Intermodal Equipment Associates and the acquisition in 1996 of Intermodal Management AB. At December 31, 1997, the Group recorded an impairment loss of $4,300 against the unamortized portion of goodwill relating to the acquisition of Intermodal Equipment Associates.


The Group acquired Intermodal Management AB and its subsidiary Intermodal Leasing AB in August 1996. Goodwill arose on the acquisition of $4,644 (1997 - $412, 1996 - $4,232).


ii. Patents

The Group acquired the patent rights relating to the Cellular Palletwide Container ("CPC") and the Slimwall CPC and the business of Cargo Unit Containers Limited in August 1996. The total consideration paid for the patents and business assets was $2,096.

THE CRONOS GROUP

(US dollar amounts in thousands, except per share amounts)


12  OTHER ASSETS

At December 31, 1998 other assets includes the following items:

i. In 1997 and 1998 non interest bearing loan notes of $6,766 and $539, respectively, were received in part consideration for respective asset sales to a third party container owner of $25,800 and $3,914. The loan notes fall due for repayment after certain other loan notes due to third parties have been repaid from funds generated from containers managed by the Group. It is anticipated that the loan notes will not be repaid until 2006 at the earliest. The Group owns one share of $1 in the third party container owner, which has a share capital of $12,000 and has the option to acquire 75% of the container owning company for $1 in August 2006.

ii. At December 31, 1997 and 1998 an amount of $1,598 was held in escrow in connection with a container sale to a third party container owner during 1997 (note 17).

iii. Amounts of $3,613 and $3,704 were held as retention deposits by financial institutions in connection with long term funding transactions at December 31, 1997 and 1998 respectively. These amounts will be released on dates between 2000 and 2005 in accordance with the terms of the funding transactions (note 14(a)).

iv. At December 31, 1997 and 1998 deposits of $743 and $4,450, respectively, were held in escrow accounts in respect of amounts due to third party container owners (note 17).

v. At December 31, 1997 and 1998 an amount of $793 was held in escrow in respect of the sale in December 1996 of Cronos Investments B.V. (note 17).

13  AMOUNTS PAYABLE TO CONTAINER OWNERS

Amounts payable to container owners comprise:

                                                          1997          1998
Amounts due to unrelated parties                       $15,536       $18,027
Amounts due to related parties:
- US Limited Partnerships                               15,484        13,287
                                                       -------       -------
                                                       $31,020       $31,314
                                                       =======       =======

THE CRONOS GROUP

(US dollar amounts in thousands, except per share amounts)


14  DEBT AND LEASE OBLIGATIONS

Debt and capital lease obligations comprise:


                                                           1997          1998
Debt
- long term                                            $ 66,038       $49,687
- current                                                77,648        74,820
Obligations under capital leases
- long term                                              22,644        11,508
- current                                                 5,069        12,451
                                                       --------      --------
                                                       $171,399      $148,466
                                                       ========      ========


a)  Debt

Debt comprises:

                                                           1997          1998
Long term debt:

Revolving credit                                       $ 16,189      $ 15,134
Term loans
- fixed rate                                             45,356        39,980
- variable rate                                          82,141        69,393
                                                       --------      --------
                                                        143,686       124,507
Less: current maturities of long term debt               77,648        74,820
                                                       --------      --------
                                                       $ 66,038      $ 49,687
                                                       ========      ========

Bank loans are secured by the Group's container equipment and property, with instalments payable through 2004 and with interest rates fixed or floating dependent upon the facilities. The weighted average interest rates for the years ended December 31, 1996, 1997 and 1998 were 8.1%, 8.5% and 9.0%, respectively.


The Group has entered into interest rate swap agreements to effectively fix the rates on $20,625 of floating rate long term debt until 1999 (note 15).


As of December 31, 1998 the estimated fair value of fixed rate long term debt was $37,625 (1997 - $46,946) for which the carrying value was $39,980 (1997 -
$45,356). The fair value of fixed rate long term debt has been calculated using the market rates prevailing at December 31, 1998.

THE CRONOS GROUP

(US dollar amounts in thousands, except per share amounts)


14  DEBT AND LEASE OBLIGATIONS (CONTINUED)

a)  Debt (continued)

As of December 31, 1998 the Group had $133,332 of term facilities (including capital lease financing) under which $133,332 was outstanding. In addition, as of such date, the Group had available lines of credit of $27,500 under short term revolving credit facilities, under which $15,134 was outstanding. Interest rates under these facilities ranged from 6.6% to 10.2%. The terms of these facilities extend to various dates up to 2005. In March 1999, the Group agreed an amendment to a $20,000 short term revolving credit facility which had a maturity date of March 31, 1999, under which $10,334 was outstanding at December 31, 1998. The amendment converted the facility to a short term loan with a final maturity date of November 1999 and with varying principal payments due between April and November. In the first three months of 1999, the Group made repayments of $1,100.

The Group is subject to quarterly loan covenants which include financial covenants relating to minimum tangible net worth, leverage, interest and fixed charge coverage, earnings and debt service, and other covenants relating to the filing of quarterly unaudited financial statements and annual audited financial statements together with a limitation on dividend distributions to 35% of retained earnings after tax.

At December 31, 1998 the Group was in breach of loan covenants relating to interest coverage, fixed charge coverage, minimum tangible net worth, earnings and debt service with five institutions representing 31% of debt and lease obligations. Waivers have been received in respect of the breaches at December 31, 1998.

Following negotiations in 1997 with the banks providing the Group's primary revolving credit facility, under which $73,500 was outstanding as of December 31, 1996, an Amended and Restated Credit Agreement was executed in June 1997, subject to various actions being taken by the Group, primarily relating to the provision of additional collateral. This Agreement was further amended in July 1997 and the provisions of the Agreement and its Amendment converted the facility (the "Bank Facility") to a term loan, payable in instalments with a final maturity date of May 31, 1998. The terms of the Agreement and its Amendment also provided for additional security over shares in the subsidiary of the Group that owns the head office of the Group's container leasing operations. They also provided for the loans to Mr S M Palatin (a former Chairman and director) of $5,900 and $3,700 to be restructured as obligations of Mr S M Palatin to another subsidiary of the Group, together with the pledge to this subsidiary company of 2,030,303 Common Shares beneficially owned by him in The Cronos Group, as security for these loans (note 21). They further provided for the assignment of these loans to the lending banks, together with the pledge of 1,000,000 shares and the assignment of the rights of the Group in respect of the other 1,030,303 shares. The Group did not repay the Bank Facility at the amended maturity date of May 31, 1998.

On June 30, 1998 the Group entered into a third amendment (the "Third Amendment") to the Bank Facility. Under the Third Amendment, the remaining principal amount of $36,800 was due to be amortized in varying monthly amounts commencing on July 31, 1998 with $26,950 due on September 30, 1998 and a final maturity date of January 8, 1999.

Under the Third Amendment, the Group agreed to provide the banks with a security interest in certain shares of Transamerica Corporation when they are released to the Group under a 1996 Escrow Agreement (note 9).

THE CRONOS GROUP

(US dollar amounts in thousands, except per share amounts)


14  DEBT AND LEASE OBLIGATIONS (CONTINUED)

a)  Debt (continued)

The principal payments due under the Third Amendment on September 30, 1998 and January 8, 1999 were not made. The balance outstanding on the facility at December 31, 1998 was $33,110. In the first three months of 1999, the Group repaid $7,279 of the Bank Facility leaving an outstanding balance of $25,831.

In March 1999, the Group agreed a fourth amendment (the "Fourth Amendment") to the Bank Facility under which, the final maturity date will be September 1999. The Fourth Amendment became effective as of March 31, 1999 subject to the satisfaction thereafter of various conditions, including the delivery of the Group's audited financial statements for 1998, together with various legal opinions and other loan documentation by April 15, 1999.

Prior to the agreement of the Fourth Amendment, the principal bank, under the Bank Facility, secured title to 463,636 shares previously held by Lambert Business Inc ("Lambert"). This is discussed more fully in note 21vii.

As at May 31, 1998, the Group owed $13,900 principal amount under a Note Purchase Agreement which became due and payable on May 31, 1998. In July 1998, the Group agreed and executed an Amendment to the Note Purchase Agreement with the holders of the Notes under which 70% of the principal amount was due and payable on September 30, 1998 and the balance on January 31, 1999. Neither of these principal payments were made and the balance outstanding under the facility at December 31, 1998 was $13,900. An amendment to the Note Purchase Agreement has been executed in 1999 which extends the final maturity date to September 1999 and also provides for interim principal payments to be made in April and July. In February 1999, the Group made a $1,200 repayment, in lieu of the April payment, leaving an outstanding balance of $12,700.

The directors are taking the necessary action to secure alternative sources of finance and are confident that refinancing will be arranged to meet these amended repayment obligations. Failure to meet revised lending terms would allow the lenders to declare a default. The declaration of default would result in further defaults with other lenders under loan agreement cross-default provisions. Should a default of the term loans be declared, the Group may be unable to continue as a going concern.

As of December 31, 1998, based, as management anticipates, on the satisfactory implementation of the revised loan terms as outlined above, the annual maturities of debt were:

1999                                                           $ 74,820
2000                                                              7,217
2001                                                              7,179
2002                                                             12,496
2003                                                              7,345
2004 and thereafter                                              15,450
                                                               --------
Total                                                          $124,507
                                                               ========

THE CRONOS GROUP

(US dollar amounts in thousands, except per share amounts)


14  DEBT AND LEASE OBLIGATIONS (CONTINUED)

b)  Capital lease obligations

The cost and net book value of assets acquired through capital leases was $43,158 and $29,878, respectively, at December 31, 1998 ($43,341 and $31,303, respectively, at December 31, 1997). Amortization in respect of these leases is included in depreciation expense. The aggregate capital lease obligations are secured by container equipment.

As of December 31, 1998, based, as management anticipates, on the satisfactory implementation of the revised loan terms as outlined in 14(a) above, the minimum lease payments under capital leases representing interest and principal were:

                                                                  Capital lease
                                          Principal     Interest    obligations
1999                                        $12,451       $1,147        $13,598
2000                                          2,050          803          2,853
2001                                          1,495          661          2,156
2002                                          1,776          545          2,321
2003                                          1,733          414          2,147
2004 and thereafter                           4,454          359          4,813
                                            -------       ------        -------
Total                                       $23,959       $3,929        $27,888
                                            =======       ======        =======


c)  Operating leases

i.  Group as lessee

The Group leases container equipment, computer equipment and office space under operating leases.

Rental expense for containers, substantially all of which is contingent as described in note 1(a), is shown in the income statement as Payments to container owners. Rental expense for those leases which carry fixed payment terms was $3,829, $4,023, and $4,023 for the years ended December 31, 1996, 1997 and 1998, respectively.

Rental expense for computer equipment and office space was $1,595, $1,548 and $1,593 for the years ended December 31, 1996, 1997 and 1998, respectively.

As of December 31, 1998, based, as management anticipates, on the satisfactory implementation of the revised loan terms as outlined in 14(a) above, future minimum lease payments under these non-cancellable operating leases were:

1999                                                           $ 5,771
2000                                                             5,293
2001                                                             4,982
2002                                                             4,833
2003                                                             4,704
2004 and thereafter                                              6,717
                                                               -------
Total                                                          $32,300
                                                               =======

THE CRONOS GROUP

(US dollar amounts in thousands, except per share amounts)


14  DEBT AND LEASE OBLIGATIONS (CONTINUED)

c)  Operating leases (continued)

ii. Group as lessor

The Group sub-leases containers to ocean carriers under operating leases, as described in note 1(a). The Group also sub-leases office space and earned revenue of $278, $88 and $211 for the years ended December 31, 1996, 1997 and 1998, respectively.

Rental income from sub-leasing containers owned by third party container owners to ocean carriers was $117,306, $115,414 and $117,690 for the years ended December 31, 1996, 1997 and 1998, respectively. These amounts are included in Gross lease revenue in the income statement.

Future sub-lease rentals for containers leased under operating leases to ocean carriers under non-cancellable term leases are included in the amounts shown in note 5.

d)  Going concern

As indicated in note 1(b), these financial statements have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities in the normal course of business. Negotiations for refinancing are continuing and are detailed in this note. There can be no assurances that management's plans to secure adequate refinancing will be successful. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

15  FINANCIAL INSTRUMENTS-DERIVATIVES

The Group has entered into a limited number of interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate long term debt. As of December 31, 1998 the notional principal amount outstanding under these agreements was $20,625. The agreements were with major commercial banks and expire in 1999.

The Group is exposed to credit risk in the event of non-performance by the other parties to the interest rate swap agreements. The Group does not anticipate non-performance by these counterparties.

As of December 31, 1998 the fair value of the agreements was a net payable of $91 (1997 - $206), which is included in Other amounts payable and accrued expenses, for which the carrying value was $20,625 (1997 - $24,269). The fair value has been calculated using the market rate prevailing at December 31, 1998.

Interest expense includes charges in respect of interest rate swap agreements of $223, $149 and $243 for the years ended December 31, 1996, 1997 and 1998 respectively.

THE CRONOS GROUP

(US dollar amounts in thousands, except per share amounts)


16  DEFERRED INCOME AND UNAMORTIZED ACQUISITION FEES

Deferred income and unamortized acquisition fees comprise:

                                                          1997          1998
Advance billings                                       $ 3,041       $ 2,681
Unamortized acquisition fees                            11,993        10,086
                                                       -------       -------
                                                       $15,034       $12,767
                                                       =======       =======


The recognition of unamortized acquisition fees is not contingent upon the performance or continuation of any of the agreements to which they relate. On the termination of an agreement, any unamortized fees are recognized immediately. As of December 31, 1998 unamortized acquisition fees are scheduled to be recognized as follows:

1999                                                               $ 2,065
2000                                                                 1,933
2001                                                                 1,672
2002                                                                 1,273
2003                                                                 1,085
2004 and thereafter                                                  2,058
                                                                   -------
Total                                                              $10,086
                                                                   =======


17  COMMITMENTS AND CONTINGENCIES (TO BE READ IN CONJUNCTION WITH NOTE 21)

i.  Commitments

At December 31, 1998 the Group had commitments under operating leases for office space and equipment which were not material.

The group had no outstanding orders in respect of container equipment at December 31, 1998.

ii. Contingencies - general

At December 1998, the Group had $1,598 held in escrow following the sale in August 1997 of $15,974 of containers to an existing container owner. In March 1999, this amount was repaid to the Group in return for a corporate guarantee under the terms of which the Group may be liable to pay $1,598 to the container owner if a qualified audit opinion is issued for either of the years ended December 31, 1998 and 1999, respectively.

The Group has deposited $360 in a bank account under the control of Austrian Courts. This deposit is intended to fulfil liabilities regarding the operation of certain containers once the proper recipients have been determined and is discussed further in iv below.

THE CRONOS GROUP

(US dollar amounts in thousands, except per share amounts)


17  COMMITMENTS AND CONTINGENCIES (CONTINUED)

ii. Contingencies - general (continued)

The Group has deposited a further $4,090 in escrow bank accounts in order to fulfil liabilities in respect of specified containers once certain issues have been resolved. In February, 1999 the Group released $2,703 of the escrow deposits. This matter is discussed further in iv below.

At December 31, 1998, Other assets included an amount of $793 which was held in escrow, in respect of the sale in December 1996 of Cronos Investments B.V., the release of which was dependant on the agreement of the 1992 to 1996 tax filings. In February 1999 the Dutch tax authorities issued final assessments in respect of these years. The Group received an initial payment of $619 and expects to receive a further payment of $42 in final settlement of the escrow fund.

The Group does not believe it has any other contingent liabilities, other than as disclosed in note 14 and as set forth below.

iii. Contingency - SEC investigation

In February 1997, as reported in the Company's Form 6-K, Arthur Andersen resigned as auditors to The Cronos Group and its subsidiaries and related partnerships. In connection with its resignation, Arthur Andersen also prepared a report pursuant to Section 10A of the Securities Exchange Act 1934 ("the Act") citing its inability to obtain what it considered to be adequate responses to its enquiries primarily regarding the payment of $1,500 purportedly in connection with an obligation to pay professional fees relating to a proposed strategic alliance. This sum was returned to the Group in January 1997. See also note 21 in this regard. To date current management has been unable to obtain an adequate explanation of the facts and circumstances with respect to this payment and its return.

The Securities and Exchange Commission ("SEC"), a United States regulatory agency, subsequently commenced an investigation of the Company in or about February 1997. The SEC's investigation could result in one or more of civil, judicial and administrative proceedings against both the Company and certain individuals, including the assessment of monetary penalties by the SEC against the Company. Actions taken by the SEC do not preclude additional actions by any other federal, civil, criminal authorities, by other regulatory organisations or by other parties.

Based on the limited information available to it, the Company believes that the investigation by the SEC may relate to possible violations of the federal securities laws that could include but are not limited to the following sections: S10b and Rule 10b-5 thereunder, of the Act, (pertaining to the anti-fraud provisions); S10A of the Act, (pertaining to audit notification requirements in the event the independent public accountant detects or otherwise becomes aware of information indicating that an illegal act has or may have occurred); S13(a) and 13(b) (2) (A) of the Act, (pertaining to the filing of periodical and other reports with the SEC and pertaining to the implementation of a system of internal accounting controls, respectively).

The SEC's investigation is still ongoing and some of the present and former officers and directors and others associated with the Company have given testimony. However, no conclusion of any alleged wrong doing by the Company or any individual has been communicated to the Company by the SEC. Accordingly, management has not reached a conclusion regarding any possible liability of the Company.

THE CRONOS GROUP

(US dollar amounts in thousands, except per share amounts)


17  COMMITMENTS AND CONTINGENCIES (CONTINUED)

iv. Contingencies - Austrian allegations (see also note 21)

Since 1983, as described in the prospectus dated December 7, 1995, a subsidiary company has managed containers for Austrian investment entities, including limited and unlimited partnerships and companies, sponsored by companies owned by Contrin Holding S.A., a Luxembourg holding company ("Contrin"), and for that company itself. Mr S M Palatin has been a director of Contrin. During 1994, ownership of the companies sponsoring these entities was transferred by Contrin to Barton Holding Ltd, a Bahamian company, which has owned preferred shares in the Company ("the former preferred shareholder"). Further details regarding Barton Holding Ltd ("Barton") and transactions involving that company are given in note 21.

Some participants in a number of the aforementioned Austrian investment entities have made allegations to the Company and Austrian government authorities regarding the conduct of the investment entities, the sponsoring companies and companies alleged to be connected to Mr S M Palatin and regarding Mr S M Palatin himself.

Firstly it is alleged, broadly, that not all container management income due to participants in these investment entities ("third parties") has been received by them.

In this connection, a bank account to which $360 was transferred by the Group, following instructions which may have been falsified, regarding a purported cash distribution to Austrian investment entities, is under the control of the Austrian courts which will determine the recipients of the funds. Management consider that no liability arises as a consequence of making this transfer as the funds are under the control of the Austrian courts which will determine the correct recipients of the funds. In March 1999, the Group together with the Austrian investment entities have applied to the Austrian courts for the release of the funds to the Austrian investment entities.

Moreover, Austrian courts have initiated investigations against Mr S M Palatin and additional persons, including Mr R J Weissenberger, a former Chairman and director, and Mr A Friedberg, a former director. Mr S M Palatin and Mr A Friedberg have since been formally charged. Such investigations have not resulted in any actions being taken against Mr R J Weissenberger and he has informed the Company that he does not believe that there is any valid basis for any such actions to be taken against him.

Management have been unable to obtain definitive information regarding the relationships suggested in the allegations by the third parties.

Secondly, it is alleged that funds may have been remitted to the Group which were not deposited in a Group bank account and are not reflected in the Group's accounting records. Specifically, it is alleged that Mr S M Palatin acknowledged receipt of funds in the amount of $2,600 during the year ended December 31, 1995, yet it appears that these funds were received into a non-Group bank during the year ended December 31, 1994. Previous to these allegations, the Company's current management was not aware of the receipt of the $2,600, nor was it aware of Mr S M Palatin's acknowledgement. The Group has determined that a $400 distribution, to third party investors, was paid by the Group in December 1994, into the same bank account into which the $2,600 was apparently deposited. Management is investigating these allegations and is continuing to seek definitive information regarding the non-Group bank account and the receipt and disbursement of the $2,600.

THE CRONOS GROUP

(US dollar amounts in thousands, except per share amounts)


17  COMMITMENTS AND CONTINGENCIES (CONTINUED)

iv. Contingencies - Austrian allegations (continued)

Thirdly, claims relate to alleged transactions between third parties and companies alleged to be connected to Mr S M Palatin, involving the purchase and sale of containers in a manner designed to secure a tax mitigation advantage to those third parties. It is alleged that sums remain owing to the third parties by one or more of these companies in connection with the pre-arranged trading in containers. It is the view of management that the Group was not involved in these transactions, that the Group has no access to the records of the alleged transactions and, so far as the Group has managed the containers, the Group has acted in accordance with instructions from authorised representatives of the third parties. Management has been unable to quantify the extent, if any, that the Group might be held to be liable should the claims prove to be substantiable. The mechanisms, if any, and jurisdictions for initiation of any claims are also unclear.

Certain of the companies which have sponsored Austrian investment entities have, under the terms of the relevant management agreement, arranged for examination of Group records appertaining to the management of containers owned by those investment entities. Some enquiries were made by representatives of the third parties. Management is not aware of any unresolved issues in this respect.

In response to the actions taken by Contrin, the Group terminated certain of its management agreements with Contrin entities in 1998. Discussions are taking place between Contrin and the Group and it is anticipated that these agreements will be reinstated.

Management consider that prudent provision has been made in these financial statements for the matters in this connection. Details of the provision are given in notes 1r and 3.

v.  Contingencies - Arbitration

Under the terms of the relevant management agreement an arbitration process was commenced on or around February 1997 by one of the companies which had sponsored Austrian entities in respect of distributions made, by the Group, through its Austrian attorney. In December 1998, the arbitration panel found that the management agreements with the Austrian investment entities were valid. The Group has made provision for anticipated legal expenses arising from the arbitration.

vi. Contingencies and commitments - overall

There is a reasonable possibility that a material change could occur in respect of commitments and contingencies within one year of the date of these financial statements.

THE CRONOS GROUP

(US dollar amounts in thousands, except per share amounts)


18  COMMON SHARES AND INITIAL PUBLIC OFFERING

The common shares of the Company are publicly traded on the National Association of Securities Dealers Automated Quotation System (NASDAQ), following the Company's initial public offering in December 1995.

As part of the initial public offering the underwriters were granted options at $10 per share, exercizable by January 7, 1996, to purchase up to an additional 510,000 shares for the purposes of covering over-allotments. On January 7, 1996, the underwriters exercized 243,000 of these options. The remaining 267,000 options lapsed.

During 1997 and 1998 there were no changes to the number of issued common shares.

                                                   1996            1997           1998
Common shares outstanding:
At beginning of year                          8,615,378       8,858,378      8,858,378
New common shares issued                        243,000              --             --
                                            -----------       ---------      ---------
At end of year                                8,858,378       8,858,378      8,858,378
                                            ===========       =========      =========

Proceeds of the offering:
Sale price of shares issued                 $     2,430       $      --      $      --
Underwriting discounts and commissions             (170)             --             --
Expenses of issuance and distribution              (149)             --             --
                                            -----------       ---------      ---------
Net proceeds                                $     2,111       $      --      $      --
                                            ===========       =========      =========



All common shares rank equally in respect of shareholder rights.

19  MANAGEMENT EQUITY INVESTMENT PLAN ("MEIP")

In November 1994, the Group introduced the MEIP for key employees of the Group. A total of 440,000 common shares have been reserved for issuance under the MEIP. As of December 31, 1998 outstanding options to acquire 156,600 common shares were held by 20 employees. The main terms of the plan are as follows:

i. The MEIP consists of option units comprising four separate options, each option granting the right to the key employee to acquire an equal number of common shares at four different exercize prices. The key employee must pay an option price to acquire each option. The exercize price for each option was determined at the date of grant.

ii. Each option vested 25% in the years ended December 31, 1995 and 1996, respectively. Options may only be exercized in units of each of the four options. At December 31, 1998 options were exercizable over 81,000 shares.

THE CRONOS GROUP

(US dollar amounts in thousands, except per share amounts)


19  MANAGEMENT EQUITY INVESTMENT PLAN ("MEIP") (CONTINUED)

iii. Members of the MEIP may only exercize vested options within seven years of November 25, 1994, the date of grant. No options were granted in 1996 and 1997. Unexercized options will expire thereafter. As of December 31, 1998 unexercized options have a remaining contractual life of 2 years, 11 months.

The granting of the options did not result in additional compensation for the key employees who joined the plan for the year ended 31 December, 1998. As of December 31, 1998, the options are estimated to have a nil value based on the share price at that date and the exercize prices. Total compensation cost recognized in the income statement for stock-based employee compensation was nil.

As of December 31, 1998, outstanding unpaid options amounts to $123, included as Share Subscriptions Receivable within Shareholders' Equity. The cost of each option and the associated exercize price at the beginning and end of the current period are as follows:

                           Number          Number
                        of shares       of shares  Option price  Exercize price
                     at January 1  at December 31     Per share       per share
Option 1                   53,250          39,150         $1.43          $14.30
Option 2                   53,250          39,150         $1.56          $15.60
Option 3                   53,250          39,150         $1.69          $16.90
Option 4                   53,250          39,150         $1.82          $18.20
                          -------         -------
Total                     213,000         156,600
                          =======         =======


The options purchased by key employees represent a potential ownership interest, on a fully diluted basis, of 2.4% of common shares. Options over 56,400 shares lapsed during the year as a result of eligible employees leaving the group.

20  RETAINED EARNINGS - RESTRICTED

On an annual basis, Luxembourg law requires appropriation of an amount equal to at least 5% of Net income to a legal reserve until such reserve equals 10% of the stated capital in respect of the outstanding common and preferred shares. This reserve is not available for dividends. In 1995, following the sale of the common shares in the initial public offering, an amount of $1,062 was transferred from Additional paid-in capital to increase the legal reserve to the required 10% of stated capital. A further amount of $49 was transferred from Additional paid-in capital following the exercize of the underwriters options and the issuance of 243,000 additional shares in January 1996 (note 18). At December 31, 1997 and 1998, the legal reserve represented 10% of the stated capital in respect of outstanding common shares. Accordingly, no appropriation to the legal reserve was required for either year.

THE CRONOS GROUP

(US dollar amounts in thousands, except per share amounts)


21. RELATED PARTY TRANSACTIONS (TO BE READ IN CONJUNCTION WITH NOTE 17)

The Group had the following transactions with related parties during the three years ending December 31, 1998:

i. In 1996 the Group had management agreements with a limited number of companies in which Mr S M Palatin, or the former preferred shareholder, Barton Holding Ltd ("Barton") held an interest. These agreements were entered into on terms similar to other management agreements. The net revenue retained by the Group with respect to these agreements approximated 1% of Total revenues.

ii. In December 1994, payments amounting to $500 were reported as a distribution to third parties in Austria (see note 17). Subsequent investigations by management indicate that, of this, a remittance of $400 was made to the bank account that received the $2,600 referred to in note 17; management has requested necessary information which may be subject to confidentiality considerations of the jurisdiction. Current management have seen both instructions and a receipt for this amount from an authorised representative of the third parties and is continuing to seek definitive information regarding title and conduct of this non-Group bank account.

iii. At December 31, 1995, other assets included a loan to a director of $511. The loan carried interest at a rate of 10% and was repaid in the amount of $279 in January 1996 and the balance of $232 in September 1996.

iv. As part of organising the US public limited partnerships the Group purchases containers for resale to these partnerships. For the years ended December 31, 1996, 1997 and 1998 containers amounting to $48,107, $2,623 and $0 respectively, were purchased and resold. These transactions were entered into on normal commercial terms.

v. During 1998, an ocean carrier in which a director of the Company was a non executive director ceased trading. At December 31, 1998, a specific provision of $553, representing the total amount due from the lessee of $1,153 less expected insurance proceeds, was included in the allowance for doubtful accounts.

vi. During the years ended December 31, 1997 and 1998, payments of $97 and $150, respectively, were made to a non executive director of the Company in respect of legal fees.

vii. As of January 1, 1996, $4,723 was outstanding under a unsecured loan agreement with Barton, the former preferred shareholder. This amount bore interest at 9% and was repayable in instalments on March 31, 1996 and June 30, 1996.

In February 1996 the Group entered into an agreement with Mr S M Palatin, under which Mr S M Palatin purportedly guaranteed the performance by Barton of its obligations under the loan agreement, including repayment of interest and principal according to the terms prescribed in the agreement. Mr S M Palatin's guarantee purports to pledge 1,030,303 Common Shares owned by him in The Cronos Group; the owner of record of these shares was Lambert Business Inc incorporated under the laws of Panama.

The prospectus dated December 7, 1995 specifies that Barton is an unaffiliated company; the Group has received no notification of a change in this regard.

THE CRONOS GROUP

(US dollar amounts in thousands, except per share amounts)


21. RELATED PARTY TRANSACTIONS (CONTINUED)

In April 1996, the Group advanced $500 to Mr S M Palatin. This advance bore interest at 9% per annum and was repayable by June 30, 1996. On June 30, 1996, principal and interest on the Group's loan to Barton in the amount of $4,950 came due, but no repayment thereon was received.

In August 1996, the Company and Mr S M Palatin entered into a new Loan Agreement and related Pledge Agreement, each dated as of July 1, 1996, pursuant to which Mr S M Palatin borrowed $5,461 from the Company which was used to repay the principal and interest due on June 30, 1996, on the loan to Barton and the $500 advance.

This loan bore interest at 9% per annum and matured on December 30, 1996. The 1,030,303 Common Shares remained pledged as security for this loan and all other obligations of Mr S M Palatin to the Group existing at that date. No repayments have been made since the inception of this loan. In July 1997, in connection with the execution of the Amended and Restated Credit Agreement and the Amendment thereto, relating to the Group's primary revolving credit facility, this loan was revised in the amount of $5,900, representing principal and interest due on the original loan, and was assigned to a subsidiary of the Group, together with all the Company's rights in respect of this loan, including the collateral rights concerning the purported pledge of 1,030,303 Common Shares (note 14(a)). As of December 31, 1996, the fair value of this loan was $5,461. December 31, 1997 was agreed as the revised repayment date for the loan, but no principal or interest payments have been received. Management did not seek to enforce the pledge following conflicting advice as to the feasibility of this action and in particular, the powers of the Board of Lambert to prevent the enforcement of the pledge, the sale of the shares without defect in title, or the realisation of proceeds of sale for the benefit of the Group. As previously disclosed, Mr R J Weissenberger had an interest in the shares of Lambert. In March 1999, in connection with the negotiation of the Fourth Amendment (note 14(a)), title to 463,636 shares in the Company held by Lambert has been granted as security to the Bank Facility. Title to the remaining 566,667 shares has been taken by Mr R J Weissenberger to discharge his interest.

As indicated below, a provision of $4,733 was made in December 1997 against Mr S M Palatin's outstanding loans and unpaid interest in view of these circumstances.

The Company has engaged legal counsel to provide advice and commence legal action, if appropriate, against former officers or directors if it is determined that they engaged in any misfeasance or improper self-dealing. A special committee has been appointed to work with counsel in this regard and also in the recovery of balances due by Mr S M Palatin including interest.

In October 1996, $1,500 was paid by the Group purportedly in respect of an obligation regarding professional fees relating to a proposed strategic alliance. This alliance did not take place and the funds were repaid to the Group in January 1997, as described in note 17iii above. To date no adequate explanation of the facts and circumstances with respect to this payment and its return has been forthcoming. At December 31, 1996 this amount was included within amounts advanced to Mr S M Palatin.

THE CRONOS GROUP

(US dollar amounts in thousands, except per share amounts)


21  RELATED PARTY TRANSACTIONS (CONTINUED)

In January 1997, the Group advanced an amount of $3,700 to Mr S M Palatin under the same terms as the Loan Agreement dated July 1, 1996. This loan bore interest at 9% per annum and was secured by a further pledge of 1,000,000 Common Shares beneficially owned by him in The Cronos Group. This loan was replaced in July 1997 by a new loan in like amount from a subsidiary of the Group to Mr S M Palatin, pursuant to the Amended and Restated Credit Agreement and the Amendment thereto (see note 14). This new loan bore interest at 9% per annum and was secured, together with all other obligations of Mr S M Palatin to this subsidiary company, by the pledge of 1,000,000 shares. The loan was due to be repaid on October 31, 1997, but no interest or principal payments were received. Consequently title to the 1,000,000 shares was established by the banks providing certain of the Group's term loans which totalled $33,110 at December 31, 1998 (note 14(a)). As of December 31, 1998 no interest or principal payments have been received.

Interest of $460 and $824 was credited on these loans during the years ended December 31, 1996 and 1997, respectively. During 1998, additional interest of $864 became due under Mr S M Palatin's outstanding loans. This amount has not been recognized in income.

viii. In May 1998, the then Chairman, Mr S M Palatin, was taken into custody in Austria in connection with continuing investigations into alleged offences. In July 1998, he resigned as Chief Executive Officer, Chairman and from all other positions within the Group. The Group has retained $240 in respect of outstanding payroll for Mr S M Palatin which will be held as possible settlement against any claims.

In view of these circumstances and the doubt concerning the Board's ability to exercize the pledge over the remaining 1,030,303 shares, a provision of $4,733, including unpaid interest, was made on December 31, 1997 against Mr S M Palatin's outstanding loans and unpaid interest. At December 31, 1997 and 1998, respectively, the fair value of Mr S M Palatin's loans was $5,500. In March 1999, title to 463,636 of the 1,030,303 shares was granted as security to the Bank facility.

ix. In 1998, the Group identified amounts totalling $232 which were paid in respect of professional services during 1997 and 1998 and have since been attributed to Mr S M Palatin. Such costs were included in Financing and recomposition expenses in the years in which they were incurred. The Group intends to seek recovery of these costs.

x. Amounts of $283, $618 and $436 were paid for services provided under the terms of an information technology agreement with a company, to which Mr S M Palatin has indicated he is related, for the years ended December 31, 1996, 1997 and 1998, respectively.

THE CRONOS GROUP

(US dollar amounts in thousands, except per share amounts)


21  RELATED PARTY TRANSACTIONS (CONTINUED)

xi. As indicated in note 17, it has been asserted by a representative of Contrin that Mr S M Palatin has financial and other interests in companies that were involved in the trading of containers with participants in certain Austrian investment entities. The relationship or otherwise between these companies and the Group cannot be substantiated by management at present. The public records regarding these companies do not disclose their beneficial ownership. One of the companies in question, Transocean Equipment Manufacturing and Trading Limited, has been separately registered in the same name in both the United Kingdom and the Isle of Man and has been regarded by management as a subsidiary of Contrin and is so characterised in certain commercial correspondence. Contrin, through three management companies, administered the Austrian investment entities. Transocean Equipment Manufacturing and Trading Limited is in liquidation in the United Kingdom and the Group has received a request for information from the liquidator in respect of its trading transactions with that company.

Number                         Exhibit Index                                          Page
------                         -------------                                          ----
3.1     Coordinated Articles of Incorporation (designated in the Company's
        Annual Report on Form 20-F for the year ended December 31, 1997 (File
        No. 0-24464) as exhibit 1.1)
10.1    Amended and Restated Credit Agreement, dated as of June 24, 1997, by and among Cronos Containers N.V., Cronos Containers Ltd., Cronos Equipment
        Ltd., Cronos Containers Inc., Cronos Capital Corp., and Cronos Equipment
        (Bermuda) Limited, as joint and several borrowers, each of the banks that is or may become a party thereto, Fleet Bank, N.A., as agent for the banks, and The Cronos Group, as guarantor (the "Credit Agreement")
        (designated in the Company's Annual Report on Form 20-F for the year ended December 31, 1997 (File No. 0-24464) as exhibit 1.2)
10.2    First Amendment to the Credit Agreement, dated as of July 14, 1997
        (designated in the Company's Annual Report on Form 20-F for the year ended December 31, 1997 (File No. 0-24464) as exhibit 1.3)
10.3    Second Amendment to the Credit Agreement, dated as of December 3, 1997
        (designated in the Company's Annual Report on Form 20-F for the year ended December 31, 1997 (File No. 0-24464) as exhibit 1.4)
10.4    Third Amendment to the Credit Agreement, dated as of June 30, 1998
        (designated in the Company's Annual Report on Form 20-F for the year ended December 31, 1997 (File No. 0-24464) as exhibit 1.5)
10.5    Confirmation of Guaranties, Agreement and Power of Attorney by the
        Cronos Group, dated June 30, 1998, pertaining to the Credit Agreement.
        (designated in the Company's Annual Report on Form 20-F for the year ended December 31, 1997 (File No. 0-24464) as exhibit 1.6)
10.6    Deed in lieu of foreclosure relating to shares given as collateral to the
        Palatin loans.                                                                 E1
10.7    Forbearance Agreement and Fourth Amendment to Amended and Restated
        Credit Agreement dated March 31, 1999.                                         E6
10.8    Note Purchase Agreement among Cronos Equipment (Bermuda) Limited, The
        Cronos Group and Sun Life Insurance Company of America, dated as of
        December 29, 1994 (the "Sun Agreement") (designated in the Company's
        Annual Report on Form 20-F for the year ended December 31, 1997 (File
        No. 0-24464) as exhibit 1.7)
10.9    Amendment to the Sun Agreement, dated as of November 1, 1997 (designated in the Company's Annual Report on Form 20-F for the year ended December
        31, 1997 (File No. 0-24464) as exhibit 1.8)
10.10   Second Amendment to the Sun Agreement dated as of January 26, 1999.            E14
10.11   The Cronos Group Management Equity Investment Plan, dated as of
        July 25, 1994.                                                                 E22
10.12   Lambert Confirmation, Acknowledgement and Consent of Collateral Assignment     E39
10.13   Amendment to the Revolving Credit Facility between Cronos Containers
        Limited and China International Marine Containers (Group) Company
        Limited, dated March 24, 1999                                                  E43
10.14   Employment Agreement dated August 14, 1998, between Cronos and
        Eivind A Eriksen.                                                              E44
10.15   Employment Agreement dated January 24, 1996, between Cronos and
        Stephan M Palatin.                                                             E60
10.16   Employment Agreement dated May 20, 1998, between Cronos and Admico SA.         E69
10.17   Employment Agreement dated July 1, 1998, between Cronos and Peter J Younger.   E73
10.18   Employment Agreement dated August 25, 1998, between Cronos and
        Stephen J Brocato.                                                             E80
10.19   Employment Agreement dated December 11, 1998, between Cronos and
        Dennis J Tietz                                                                 E119
21.1    List of principal wholly-owned subsidiaries at December 31, 1998               E159
27.     Financial Data Schedule



The Cronos Group