Form 10-K/A
period 1998-12-31
CRONOS GROUP
filed 1999-04-28
CIK 919869

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A

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

                LUXEMBOURG                             NOT APPLICABLE
      (State or other Jurisdiction of                 (I.R.S Employer
       incorporation or organization)                Identification No.)

             16,ALLEE MARCONI, BOITE POSTALE 260, L-2120 LUXEMBOURG
               (Address of principal executive offices)(zip code)

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to be best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

     The aggregate market value of voting stock of the Registrant held by non-affiliates as of March 26, 1999 (Common Shares) was approximately $ 33,283,497.

     The number of Common Shares outstanding as of March 29, 1999:

       CLASS                               NUMBER OF SHARES OUTSTANDING
       -----                               ----------------------------
       Common                                        8,858,378

     This filing on Form 10-K/A No. 1 amends the Annual Report on Form 10-K for the fiscal year ended December 31, 1998, of The Cronos Group and where appropriate includes its subsidiaries and predecessors (the "Company"). The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its report on Form 10-K for the fiscal year ended December 31, 1998 (the "Form 10-K", as set forth below:


The following items are hereby amended and restated to read in their entirety as they appear in this amendment.

                                    PART III

Item 10 -- Directors and Officers of Registrant.....................................2

Item 11 -- Executive Compensation...................................................5

Item 12 -- Security Ownership of Certain Beneficial Owners and Management..........10

Item 13 -- Certain Relationships and Related Transactions..........................12

The Cronos Group                       1

ITEM 10 -- DIRECTORS AND OFFICERS OF REGISTRANT

     The Board of Directors, in general, delegates the daily management of the Company's business to the Company's executive officers. The following table sets forth information with respect to the executive officers and directors of the Company.

                                      Year Initially Elected
Name                            Age        or Appointed        Position
----                            ---   ----------------------   --------
Officers and Directors:

Mr. Dennis J. Tietz              46          1998              Chairman of the Board of Directors
                                                               and Chief Executive Officer
Mr. Peter J. Younger             42          1997              Chief Financial Officer
Mr. Ernst-Otto Nedelmann         62          1997              Non-Executive Director
Mr. Charles Tharp                48          1999              Non-Executive Director
Mr. Maurice Taylor               38          1998              Non-Executive Director

Former Officers and Directors:

Mr. Rudolf J. Weissenberger      64          1998              Former Chairman of the Board of Directors and
                                                               former Chief Executive Officer

Mr. Stefan M. Palatin            45          1990              Former Chairman of the Board of Directors and
                                                               former Chief Executive Officer

Mr. Eivind A. Eriksen(1)         48          1995              Former Chief Operating Officer and Director

Mr. Stephen J. Brocato           46          1997              Former President of Leasing Division

Mr. Axel Friedberg               55          1997              Former Non-Executive Director

----------



     DENNIS J. TIETZ. Mr. Tietz was elected Chief Executive Officer of The Cronos Group in December 1998. Mr. Tietz was elected Chairman of the Board of Directors in March 1999 and will serve his initial term of office until the annual general meeting in 2001. Since 1986, Mr. Tietz has been responsible for the organization and marketing and after-market support of investment programs managed by Cronos Capital Corp. ("CCC"), a subsidiary of the Company. Mr.
Tietz was a regional manager for CCC, responsible for various container leasing activities in the U.S. and Europe from 1981 to 1986. Prior to joining CCC in December 1981, Mr. Tietz was employed by Trans Ocean Leasing Corporation as Regional Manager based in Houston, with responsibility for all leasing and operational activities in the U.S. Gulf. Mr. Tietz holds a B.S. degree in Business Administration from San Jose State University and is a Registered Securities Principal with the National Association of Securities Dealers ("NASD").

     PETER J. YOUNGER. Mr. Younger was elected Chief Financial Officer of The Cronos Group in March 1997, and is based in the United Kingdom. Mr. Younger was appointed Vice President and Controller of Cronos in 1991. He joined IEA in 1987 and served as Director of Accounting and Vice President and Controller, based in San Francisco. Prior to 1987, Mr. Younger was a certified public accountant and a principal with the accounting firm of Johnson, Glaze and Co. in Salem, Oregon. Mr. Younger holds a B.S. degree in Business Administration from Western Baptist

The Cronos Group                        2

     ERNST-OTTO NEDELMANN. Mr. Nedelmann was appointed to the Board of Directors of The Cronos Group as a non-executive director on June 27, 1997 and will serve an initial term of two years. Mr. Nedelmann owns and manages "E.O.N." GmbH, an investment management company that manages private and institutional money for local and international clients. He was General Manager for Securities at Joh. Berenberg, Gossler & Co., a private investment bank in Hamburg. Previously, he was with Trinkaus & Burkhardt in Dusseldorf for 21 years. Mr. Nedelmann also holds the following positions outside of The Cronos Group: Member of the Supervisory Board of Nekura Lebensversicherung AG, Germany; Member of the Management Board of Dr. Meyer Struckmaan, Germany and a Member of the Board of Directors of The London Steam Ship Owners' Mutual Insurance Assoc., Bermuda.

     CHARLES THARP. Mr. Tharp was appointed to the Board of Directors of The Cronos Group as a non-executive director on March 30, 1999 and will serve an initial term of office until the annual general meeting in 2000. He is based in Washington D.C. and has for the last five years acted as a consultant to pension funds and foundations on international investment policy, fiduciary issues and financial management. Mr. Tharp also holds a position on the Board of Directors of The Info/Change Foundation, Washington D.C. Previously, Mr. Tharp was an investment manager for pension funds and endowments. He served as Executive Director and Chief Executive Officer of the Pension Benefit Guaranty Corporation, a federal agency, during the Reagan administration.

     MAURICE TAYLOR. Mr. Taylor was appointed to the Board of Directors of The Cronos Group as a non-executive director on July 9, 1998 and will serve an initial term of office until the annual general meeting in 2000. Since May 1993, he has been an independent consultant in the petroleum trading industry in Geneva. From December 1991 until May 1993 he was a Senior Assistant Vice President with Banque Bruxelles Lambert (Suisse) S.A., in Geneva and from April 1985 until December 1991 he was an Assistant Vice President with Banque Paribas (Suisse) S.A. in Geneva. Mr. Taylor holds the following positions outside of The Cronos Group: Managing Partner of FST S.a.r.l., Switzerland; Council Member of SNORAS Bank; Switzerland and a member of the Board of Directors of the following Swiss organizations, Savas Oil Management S.A.; Woodison S.A.; Unicord S.A.; Ural Process Engineering Corp. S.A.; Brukvood S.A.; Avirex S.A.; Atfin S.A.; Starexim S.A.; IFS S.A.; Killiney Investments S.A.; Rico Capital Group RCG S.A. and Agro-Tail-Wind S.A.

     RUDOLPH J. WEISSENBERGER. Mr. Weissenberger was appointed to the Board of Directors of The Cronos Group as a non-executive director in February 1997. In May 1998 he was appointed Acting Chairman and Chief Executive, his appointment was confirmed by the Board on June 8, 1998. Mr. Weissenberger resigned his position as Chief Executive Officer on December 11, 1998, and his position as Chairman of the Board of Directors on March 30, 1999. Mr. Weissenberger spent the first fifteen years of his business career in the electronic data processing world, holding various management positions in companies such as IBM, GTE and Nixdorf in Germany and Switzerland. Mr. Weissenberger was an original partner that established Leasing Partners International in 1983. He sold his interest in 1991 and continued as a marketing and strategy consultant and management trainer in Switzerland and Germany. Mr. Weissenberger is a majority shareholder in Admico S.A., Switzerland.

     STEFAN M. PALATIN. Mr. Palatin was Chairman and Chief Executive Officer of The Cronos Group until he resigned from these and other positions within the Group in July 1998. Mr. Palatin was an original partner that established Leasing Partners International in 1983. From 1980 to 1991 Mr. Palatin was an executive director of the Contrin Group ("Contrin") which has provided financing to the container leasing industry as well as other business ventures and has sponsored limited partnerships in Austria. See Note 17 to the 1998 Consolidated Financial Statements for involvement in certain legal proceedings.

The Cronos Group                        3

     STEPHEN J. BROCATO. Mr. Brocato was elected President of the Leasing Company's container division in June 1997, and is based in the United Kingdom. Mr. Brocato has held various positions since joining Cronos including, Vice President - Corporate Affairs and Director of Marketing - Refrigerated Containers for Cronos in North and South America. Prior to joining Cronos, Mr. Brocato was a Vice President for ICCU Containers from 1983 to 1985 and was responsible for dry cargo container marketing and operations for the Americas. From 1981 to 1983, he was Regional Manager for Trans Ocean Leasing Ltd. On March 31, 1999, Mr. Brocato resigned from his position as President of the Leasing Company's container division and has left the Company to pursue other interests.

     AXEL FRIEDBERG. Mr. Friedberg was appointed to the Board of Directors of The Cronos Group as a non-executive director in early 1997. Mr. Friedberg resigned from this position on March 31, 1999. From 1991 to 1994 Mr. Friedberg was Managing Director of Euroadvocaten EEIG, where he remains a member. In 1973 he registered as a lawyer with the Austrian Bar Association and represented a number of companies from 1974 to 1991. Mr. Friedberg is a Member of the Supervisory Board of Basler Versicherungs AG, Germany. See Note 17 to the 1998 Consolidated Financial Statements for involvement in certain legal proceedings.


     There are no arrangements or understandings with respect to the selection of directors or officers.

(1) Mr. Eriksen resigned from his positions in The Cronos Group on December 31, 1998, and left the Company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16 (a) of the Securities Exchange Act of 1934 requires Directors, executive officers and 10% shareholders of the company to file reports of changes in beneficial ownership with the Company, the Securities and Exchange Commission and any exchange upon which the Company's common stock is traded. Based solely on written representations from the Company's Directors and executive officers and a review of the copies of beneficial ownership reports furnished to the Company, the Company believes that all of the Directors, executive officers and 10% shareholders of the Company complied with such reporting requirements during the last fiscal year, except Messrs. Weissenberger, Nedelmann and Palatin who each filed a late initial statement on Form 3 and Mr. Tietz who filed a late Form 4 reporting the grant of a stock option.

The Cronos Group                       4

ITEM 11 -- EXECUTIVE COMPENSATION

COMPENSATION SUMMARY

     The following table sets forth information concerning the cash and non-cash compensation (stated in U.S. dollars), paid by the Company to its Chief Executive Officers and to each of its executive officers for the three fiscal years ended December 31, 1998.


                           SUMMARY COMPENSATION TABLE

                                                                             Long-Term
                        Annual Compensation                             Compensation Awards
------------------------------------------------------------------- ---------------------------
        (a)                 (b)    (c)          (d)       (e)           (g)           (i)
                                                                    Securities
                                                         Other      Underlying        All
                                                         Annual      Options/        other
Name and Principal         Year   Salary        Bonus  Compensation     SARs    Compensation(1)
Position                           ($)           ($)       ($)          (#)        ($)
------------------         ----   ------        -----  ------------ ----------  ---------------
Officers:

Dennis J. Tietz            1998   237,824      71,435     27,790      300,000      5,000
  Chief Executive Officer  1997   232,250      59,774      7,220            -      5,000
                           1996   246,324      79,873      9,308            -      5,000

Peter J. Younger           1998   205,352      61,443     10,614            -          -
  Chief Financial Officer  1997   177,963      43,290      9,688            -          -
                           1996   124,233     105,693      8,919            -          -

Former Officers:

Rudolf J. Weissenberger    1998   330,821           -      9,805            -          -
  Former Chief             1997         -           -          -            -          -
  Executive Officer        1996         -           -          -            -          -

Stefan M. Palatin          1998   237,500      74,944     10,585            -          -
  Former Chief             1997   353,075      90,866     19,694            -          -
  Executive Officer        1996   342,786     300,709     18,687            -          -

Eivind A. Eriksen          1998   290,818      87,038     18,003            -          -
  Former Chief             1997   278,443      67,291     18,141            -          -
  Operating Officer        1996   223,881     124,921     16,895            -          -

Stephen J. Brocato         1998   265,168      73,644     12,067            -          -
  Former President of      1997   184,414      44,854     15,288            -          -
  Leasing Company's        1996   119,975     103,433     14,319            -          -
  container division

----------
(1) Column (i) represents retirement plan contributions made by Cronos on behalf of the named officer.

The Cronos Group                       5

                               OPTION GRANT TABLE

     The following Option Grant Table includes columns designated "Potential Realizable Value". The calculation of these columns are based on hypothetical 5% and 10% growth assumptions proposed by the Securities and Exchange Commission (the "Commission"). There is no way to anticipate what the actual growth rate of the Company's Common Stock will be.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                       Potential
                                                                                    Realizable Value
                                                                                      and Assessed
                                                                                     Annual Rates of
           Individual Grants                                                           Stock Price
                                                                                    Appreciation for
                                                                                       Option Term
-------------------------------------------------------------------------------     ----------------
          (a)                (b)             (c)            (d)         (e)           (f)       (g)
                                          % of Total
                          Number of      Options/SARs
                          Securities      Granted to
                          Underlying      Employees     Exercise or
                         Options/SARs     in Fiscal      Base Price  Expiration
Name                      Granted(#)         Year        ($/Share)      date           5%($)    10%($)
----                     ------------    ------------   -----------  ----------      --------  --------
Dennis J. Tietz             300,000          100%         $4.375      Dec. 2008      $131,250  $262,500
Peter J. Younger                  -             -              -           -             -         -
Rudolf J. Weissenberger           -             -              -           -             -         -
Stefan M. Palatin                 -             -              -           -             -         -
Eivind A. Eriksen                 -             -              -           -             -         -
Stephen J. Brocato                -             -              -           -             -         -


     Reported in this table are stock options awarded to the named officer. The Company has not awarded Stock Appreciation Rights ("SARs"), which typically allow the recipient to share in any increase in the value of a specified amount of the Company's Stock without acquiring ownership of such stock nor the rights associated with ownership. Under the terms of his employment agreement, the Company granted the named officer the option to acquire 300,000 shares of the Company's Common Stock. The option vested in December 1998.

The Cronos Group                       6

                               STOCK OPTION TABLE
                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES

                                                                               Value of
                                                  Number of Securities       Unexercised
                          Shares                 Underlying Unexercised      In-The-Money
                         Acquired     Value      Options At FY-End (#)    Option At FY-End(#)
                        on Exercise  Realized
Name                         (#)       ($)     Exercisable  Unexercisable  Exercisable  Unexercisable
----                    -----------  --------  -----------  -------------  -----------  -------------
Dennis J. Tietz              -           -       321,600           -             -           -
Peter J. Younger             -           -        10,800           -             -           -
Rudolf J. Weissenberger      -           -             -           -             -           -
Stefan M. Palatin            -           -             -           -             -           -
Eivind A. Eriksen            -           -             -           -             -           -
Stephen J. Brocato           -           -        10,800           -             -           -


COMPENSATION OF DIRECTORS

     Non-Executive directors receive quarterly retainers of $6,250, fees of $6,000 per board meeting attended in person, fees of $1,000 for every board meeting attended via telephone conference facilities and reasonable travel and entertainment expenses.

EMPLOYMENT AGREEMENTS

     DENNIS J. TIETZ. The Company and Mr. Tietz entered into an employment agreement in 1998 (the "Tietz Employment Agreement"). The following is a summary of the material terms of the Tietz Employment Agreement. The initial term of the Tietz Employment Agreement will be until December 31, 2000. Upon expiry of the initial term, the Company may elect to renew the term for additional one-year terms subject to the agreement of Mr. Tietz. The Company may at any time discharge Mr. Tietz from active service without advance notice by providing a Notice of Termination as defined in the Tietz Employment Agreement. Mr. Tietz may terminate the Tietz Employment Agreement at any time upon the occurrence of certain events such as a change in his duties or position. The Company will pay Mr. Tietz a base salary at the rate of $235,000 per annum, payable in monthly instalments. (Such amount, as it may be increased from time to time, is hereinafter referred to as the "Base Salary"). The Base Salary may be increased at the discretion of the Board of Directors. In any event, Mr. Tietz' Base Salary for the year 2000 and for each year thereafter shall be increased by a minimum amount in line with the consumer price index. Mr. Tietz will receive bonus compensation at such times, and in such amounts, as the Board of Directors may determine. Mr. Tietz will, by way of incentive compensation, be entitled to receive three per cent of fees and distributions payable by the relevant partnerships to Cronos Capital Corporation. Mr. Tietz will be entitled to participate in any future share option plans or award of options or restricted shares as may be implemented by the Company. Mr. Tietz will receive additional benefits including an automobile.

The Cronos Group                       7

     If, at any time Mr. Tietz' employment is terminated for an event or events as defined in Section Seven of the Tietz Employment Agreement, Mr. Tietz will be entitled to a severance payment (the "Severance Payment") from the Company. (The event or events as defined in Section Seven of the Tietz Employment Agreement are as follows: (a) the Company terminates Mr. Tietz' employment without "Cause", (b) Mr. Tietz terminates his employment with the Company "For Good Reason" and (c) Mr. Tietz resigns following a "Change of Control"). The Severance Payment will be made in lump sum within thirty days of Mr. Tietz' last day of active service. It will comprise all accrued obligations plus the sum of annual salary and a bonus amount multiplied by a fraction (the numerator of which is number of days remaining to the expiry of the Tietz Employment Agreement from the last days of paid active service and the denominator of which is 365) plus a lump sum that represents a pro-rated annual bonus for the year of termination. In addition, all options and restricted stock that were granted before the date of termination but have not yet vested shall vest upon Mr. Tietz' final day of active service and all such options and also options that previously vested will remain exercisable in accordance with the terms for retirees of the relevant option plan.

     PETER J. YOUNGER. Cronos and Mr. Younger entered into an employment agreement in 1998 (the "Younger Employment Agreement"). The following is a summary of the material terms of the Younger Employment Agreement. The Younger Employment Agreement will be for an indefinite period. Cronos may not terminate or cancel the Younger Employment Agreement, except as defined in Section Five of the Younger Employment Agreement, without two years' prior written notice. Mr. Younger may terminate the Younger Employment Agreement at any time subject to the provision of a minimum of six months notice. Cronos will provide Mr. Younger a base salary of GBP (lira)Pound Sterling123,875 per annum payable in monthly instalments. Mr. Younger will receive bonus compensation annually under the terms and conditions of a bonus plan established by Cronos for all employees. Mr. Younger will be entitled to other benefits including the use of an automobile.

     In the event of a change of control or ownership, Mr. Younger will be entitled to an immediate payment of twice the amount of his annual salary and bonuses earned during the full calendar year ending prior to the effective date of the change of control. Upon the termination or cancellation of the Younger Employment Agreement for any reason, Cronos will pay Mr. Younger reasonable relocation costs as may be incurred in a move to the United States.

     RUDOLF J. WEISSENBERGER. Cronos entered into an agreement (the "Weissenberger Agreement") on May 20, 1998 with Admico S.A., a Swiss entity in which Mr. Weissenberger is a majority shareholder, regarding the appointment of Mr. Weissenberger as full time ad interim Chief Executive Officer. The agreement continued until December 11, 1998 when Mr. Weissenberger resigned as Chief Executive Officer. The following is a summary of the material terms of the agreement. Cronos was entitled to terminate the Weissenberger Agreement at any time with immediate effect. Mr. Weissenberger was entitled to resign his appointment at any time subject to the provision of a minimum of one month's notice. Admico S.A. received a maximum monthly service fee of $48,700. As an incentive, Mr. Weissenberger was entitled to receive warrants and voting or non voting stock subject to the approval of the Board of Directors. On termination of the Weissenberger Agreement and in accordance with the terms of the Weissenberger Agreement, Admico S.A. received a service fee to the end of the month following the month of termination.

The Cronos Group                        8

     STEFAN M. PALATIN. Mr. Palatin entered into an employment agreement in 1995 (the "Palatin Employment Agreement"). The agreement continued until July 1998 when Mr. Palatin resigned from all positions in The Cronos Group. The following is a summary of the material terms of the Palatin Employment Agreement. The initial term of the agreement was for a period of one year. The agreement was automatically extended for subsequent one year periods. Cronos was not permitted to cancel the Palatin Employment Agreement, except as defined in Section Five of the Palatin Employment Agreement, without two years' prior written notice. Mr. Palatin was permitted to cancel the Palatin Employment Agreement at any time subject to the provision of a minimum of six months notice. Cronos provided Mr. Palatin with a base salary of ATS 3,654,381 per annum payable in monthly instalments. (Such amount, as it was increased from time to time, is hereinafter referred to as the "Base Salary"). The base salary was reviewed annually and was increased by an amount agreed between Mr. Palatin and Cronos. Mr. Palatin was entitled to participate in a discretionary bonus plan under the terms and conditions of a bonus plan established by Cronos for all employees. Mr. Palatin was entitled to other benefits generally provided by Cronos to all employees.

     EIVIND A. ERIKSEN. Mr. Eriksen entered into an employment agreement in 1995 (the "Eriksen Employment Agreement"). The agreement continued until December 31, 1998 when Mr. Eriksen resigned from Cronos. The following is a summary of the material terms of the Eriksen Employment Agreement. The initial term of the agreement was for a period of one year. The agreement was automatically extended for subsequent one year periods. Cronos was not permitted to cancel the Eriksen Employment Agreement, except as defined in Section Five of the Eriksen Employment Agreement, without two years' prior written notice. Mr. Eriksen was permitted to cancel the Eriksen Employment Agreement at any time subject to the provision of a minimum of six months notice. Cronos provided Mr. Eriksen with a base salary of GBP (lira)Pound Sterling141,500 per annum payable in monthly instalments. (Such amount, as it was increased from time to time, is hereinafter referred to as the "Base Salary"). The base salary was reviewed annually and was increased by an amount agreed between Mr. Eriksen and Cronos. Mr. Eriksen was entitled to participate in a discretionary bonus plan under the terms and conditions of a bonus plan established by Cronos for all employees. Mr. Eriksen was entitled to other benefits including the use of an automobile.

     As compensation for loss of employment and office and in accordance with the terms of the Eriksen Employment Agreement, Cronos has agreed to make payments of approximately $600,000 to Mr. Eriksen during 1999.

     STEPHEN J. BROCATO. Cronos and Mr. Brocato entered into an employment agreement in 1997 (the "Brocato Employment Agreement"). The agreement continued until March 31, 1999 when Mr. Brocato resigned from Cronos. The following is a summary of the material terms of the Brocato Employment Agreement. The agreement was subject to termination at any time by either party by serving a minimum of twelve months notice. Cronos provided Mr. Brocato with a base salary of GBP
(lira)Pound Sterling160,000 per annum payable in monthly instalments. (Such amount, as it was increased from time to time, is hereinafter referred to as the "Base Salary"). The base salary was reviewed annually and was subject to increase at the discretion of Cronos. Mr. Brocato was entitled to participate in a discretionary bonus plan under the terms and conditions of a bonus plan established by Cronos for all employees. Mr. Brocato was entitled to other benefits including the use of an automobile.

     As compensation for loss of employment and office and in accordance with the terms of the Brocato Employment Agreement, Cronos is currently negotiating payments of approximately GBP L. 160,000 to be made to Mr. Brocato in 1999. Mr. Brocato will also receive reasonable removal costs to California in 1999.

The Cronos Group                      9

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of April 26, 1999, there were 8,858,378 Common Shares, $2 par value (the "Common Shares"), issued and outstanding. The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Shares as of March 29, 1999, by (i) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock, (ii) Directors, (iii) executive officers, and (iv) Directors and executive officers as a group. Unless otherwise indicated, each of the persons listed in the table has sole voting and investment power with respect to the shares shown.

Title of Class   Identity of Person or Group    Amount owned(1)    Percent of Class
--------------   ---------------------------    ---------------    ----------------
Common Shares,
par value $2     Stefan M. Palatin(2)             1,793,798(2)          20.2%(2)

                 Fleet Bank, N.A. as Agent for    1,463,636             16.5%
                 Fleet Bank, N.A., BankBoston,
                 N.A., CoreStates Bank, N.A.
                 and Union Bank of California,
                 N.A.(3)

                 Central Wechsel -- und           1,075,000(4)          12.1%
                 Creditbank AG

                 Rudolf J. Weissenberger            578,667(5)           6.5%

                 Dennis J. Tietz                    321,600(6)           3.5%

                 Peter J. Younger                    10,800               *

                 Ernst-Otto Nedelmann                   -                 -

                 Charles Tharp                          -                 -

                 Maurice Taylor                         -                 -

                 Eivind A. Eriksen                    1,000               *

                 Stephen J. Brocato                  36,212               *

                 Axel Friedberg                         -                 -

                 All executive officers and
                 directors as a group                369,612            4.0%

----------
(1) Except as otherwise specifically noted, the number of shares stated as being owned beneficially includes (a) all options and warrants under which persons could acquire Common Shares currently and within 60 days following the date hereof and (b) shares held beneficially by spouses, minor children or grandchildren.

(2) Klamath Enterprises S.A. ("Klamath") is the record owner of these shares. The company is a Panamanian company of which Mr. Palatin is known to be a beneficial owner.

The Cronos Group                       10

(3) Each of these Banks may be deemed to beneficially own these 1,463,636 shares. Such beneficial ownership results from the determination by such Banks to exercise their rights under a collateral assignment between Fleet Bank, N.A. as Agent, and Cronos Equipment (Bermuda) Limited ("CEB") pursuant to which CEB pledged certain promissory notes issued to it by Mr. Palatin, as well as 1,463,636 shares that secure such notes, to secure its obligations to the Banks. Mr. Palatin has defaulted under such notes, and the Banks have notified the Company of their intention to exercise their rights to the 1,463,636 shares under the collateral assignment and, ultimately, depending on market conditions, sell all or part of such 1,463,636 shares in order to satisfy the outstanding obligations of Mr. Palatin under such notes. See Note 14(a) to the 1998 Consolidated Financial Statements.

(4) These 1,075,000 shares were held of record by Enavest Holding S.A. ("Enavest"), a Panamanian company of which Mr. Palatin is believed to be the beneficial owner. As at March 10, 1998, Central Wechsel -- und Creditbank AG of Vienna, Austria, became the owner of these shares pursuant to the terms of a pledge agreement with Enavest following the default by Enavest in the repayment of a loan made by such Bank.

(5) Of these shares, 566,667 shares are owned of record by Lude Management Inc. The company is a Panamanian company of which Mr. Weissenberger is known to be a beneficial owner.

(6) The 321,600 shares shown are all covered by outstanding stock options that are currently exercisable.

 *  Less than one percent.

The Cronos Group                       11

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Group had the following transactions with related parties, which should be read in conjunction with Notes 14, 17 and 21 to the 1998 Consolidated Financial Statements.

     i. In December 1994, payments amounting to $500,000 were reported as a distribution to third parties in Austria connected to Mr. Palatin (see Note 17 to the 1998 Consolidated Financial Statements). Subsequent investigations by management indicate that, of this, a remittance of $400,000 was made to the bank account that received the $2,600,000 referred to in Note 17 to the 1998 Consolidated Financial Statements. Management has requested necessary information which may be subject to confidentiality considerations of the jurisdiction. Current management have seen both instructions and a receipt for this amount from an authorised representative of the third parties and is continuing to seek definitive information regarding title and conduct of this non-Group bank account.

     ii. During 1998, an ocean carrier in which Mr. Eriksen, a former director and former Chief Operating Officer of the Company, was a non-executive director ceased trading. At December 31, 1998, a specific provision of $553,000, representing the total amount due from the lessee of $1,153,000 less expected insurance proceeds, was included in the allowance for doubtful accounts.

     iii. During the year ended December 31, 1998, payments totalling $150,000, were made to Mr. Friedberg, a former non-executive director of the Company in respect of legal fees.

     iv. As of January 1, 1996, $4,723,000 was outstanding under an unsecured loan agreement with the former preferred shareholder, Barton Holding Ltd. ("Barton"). This amount bore interest at 9% and was repayable in instalments on March 31, 1996 and June 30, 1996.

     In February 1996 the Group entered into an agreement with Mr. Palatin, under which Mr. Palatin purportedly guaranteed the performance by Barton of its obligations under the loan agreement, including repayment of interest and principal according to the terms prescribed in the agreement. Mr. Palatin's guarantee purports to pledge 1,030,303 Common Shares owned by him in The Cronos Group; the owner of record of these shares was Lambert Business Inc incorporated under the laws of Panama.

     The prospectus dated December 7, 1995 specifies that Barton is an unaffiliated company; the Group has received no notification of a change in this regard.

     In April 1996, the Group advanced $500,000 to Mr. Palatin. This advance bore interest at 9% per annum and was repayable by June 30, 1996. On June 30, 1996, principal and interest on the Group's loan to Barton in the amount of $4,950,000 came due, but no repayment thereon was received.

     In August 1996, the Company and Mr. Palatin entered into a new loan agreement and related pledge agreement, each dated as of July 1, 1996, pursuant to which Mr. Palatin borrowed $5,461,000 from the Company which was used to repay the principal and interest due on June 30, 1996, on the loan to Barton and the $500,000 advance. This loan bore interest at 9% per annum and matured on December 30, 1996. The 1,030,303 Common Shares remained pledged as security for this loan and all other obligations of Mr. Palatin to the Group existing at that date. No repayments have been made since the inception of this loan. In July 1997, in connection with the execution of the Amended and Restated Credit Agreement and the Amendment thereto, relating to the Group's primary revolving credit facility (the "Bank Facility"), this loan was revised in the amount of $5,900,000, representing principal and interest due on the original loan, and was assigned to a subsidiary of the Group, together with all the Company's rights in respect of this loan, including the collateral rights concerning the purported pledge of 1,030,303 Common Shares (Note 14(a) to the 1998 Consolidated Financial Statements). As of December 31, 1996, the fair value of this loan was $5,461,000. December 31, 1997 was agreed as the revised repayment date for the loan, but no principal or interest payments have been received. Management did not seek to enforce the pledge following conflicting advice as to the feasibility of this action and in particular, the powers of the Board of Lambert to prevent the enforcement of the pledge, the sale of the shares without defect in title, or the realization of proceeds of sale for the benefit of the Group. Mr. Weissenberger had an interest in the shares of Lambert. In March 1999, in connection with the negotiation of a fourth amendment to the Bank Facility (Note 14(a) to the 1998 Consolidated Financial Statements), title to 463,636 shares in the Company held by Lambert has been granted as security to the Bank Facility. Title to the remaining 566,667 shares has been taken by Mr. Weissenberger to discharge his interest.

     As indicated below, a provision of $4,733,000 was made in December 1997 against Mr. Palatin's outstanding loans and unpaid interest in view of these circumstances.

     In October 1996, $1,500,000 was paid by the Group purportedly in respect of an obligation regarding professional fees relating to a proposed strategic alliance. This alliance did not take place and the funds were repaid to the Group in January 1997, as described in Note 17(iii) to the 1998 Consolidated Financial Statements. To date no adequate explanation of the facts and circumstances with respect to this payment and its return has been forthcoming. At December 31, 1996 this amount was included within amounts advanced to Mr. Palatin.

     In January 1997, the Group advanced an amount of $3,700,000 to Mr. Palatin under the same terms as the loan agreement dated July 1, 1996. This loan bore interest at 9% per annum and was secured by a further pledge of 1,000,000 Common Shares beneficially owned by him in The Cronos Group. This loan was replaced in July 1997 by a new loan in like amount from a subsidiary of the Group to Mr. Palatin, pursuant to the Bank Facility (see Note 14 to the 1998 Consolidated Financial Statements). This new loan bore interest at 9% per annum and was secured, together with all other obligations of Mr. Palatin to this subsidiary company, by the pledge of 1,000,000 shares. The loan was due to be repaid on October 31, 1997, but no interest or principal payments were received. Consequently, title to the 1,000,000 shares was established by the banks providing certain of the Group's term loans that totalled $33,110,000 at December 31, 1998 (Note 14(a) to the 1998 Consolidated Financial Statements). As of December 31, 1998, no interest or principal payments have been received.

     Interest of $460,000 and $824,000 was credited on these loans during the years ended December 31, 1996 and 1997, respectively. During 1998, additional interest of $864,000 became due under Mr. Palatin's outstanding loans.

     v. In May 1998, Mr. Palatin was taken into custody in Austria in connection with continuing investigations into alleged offences. In July 1998, he resigned as Chief Executive Officer, Chairman and from all other positions within the Group. The Group has retained $240,000 in respect of outstanding payroll for Mr. Palatin which will be held as possible settlement against any claims. In view of these circumstances and the doubt concerning the Board's ability to exercise the pledge over the remaining 1,030,303 shares, a provision of $4,733,000, including unpaid interest, was made on December 31, 1997 against Mr. Palatin's outstanding loans and unpaid interest. At December 31, 1997 and 1998, respectively, the fair value of Mr. Palatin's loans was $5,500,000. In March 1999, title to 463,636 of the 1,030,303 shares was granted as security to the Bank Facility.

     vi. In 1998, the Group identified amounts totalling $232,000 that were paid in respect of professional services during 1997 and 1998 and have since been attributed to Mr. Palatin. Such costs were included in Financing and Recomposition Expenses in the 1998 Consolidated Financial Statements in the years in which they were incurred. The Group intends to seek recovery of these costs.

     vii. An amount of $436,000 was paid for services provided under the terms of an information technology agreement with a company to which Mr. Palatin has an equity ownership interest, for the year ended December 31, 1998.

The Cronos Grup                        13

     viii. As indicated in Note 17 to the 1998 Consolidated Financial Statements, it has been asserted by a representative of Contrin that Mr. Palatin has financial and other interests in companies that were involved in the trading of containers with participants in certain Austrian investment entities. The relationship or otherwise between these companies and the Company cannot be substantiated by management at present. The public records regarding these companies do not disclose their beneficial ownership. One of the companies in question, Transocean Equipment Manufacturing and Trading Limited, has been separately registered in the same name in both the United Kingdom and the Isle of Man and has been regarded by management as a subsidiary of Contrin and is so characterized in certain commercial correspondence. Contrin, through three management companies, administered the Austrian investment entities. Transocean Equipment Manufacturing and Trading Limited is in liquidation in the United Kingdom and the Company has received a request for information from the liquidator in respect of its trading transactions with that company.



     The Company has engaged legal counsel to provide advice and commence legal action, if appropriate, against former officers or directors if it is determined that they engaged in any misfeasance or improper self-dealing. A special committee of the Board, consisting of Mr. Tietz, Mr. Tharp and Mr. Taylor, has been appointed to work with counsel in this regard and also in the recovery of balances due by Mr. Palatin.

The Cronos Group                       14

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                THE CRONOS GROUP


Date:  April 26, 1999                    By: /s/ D J Tietz
                                             -----------------------------------
                                             Dennis J. Tietz
                                             Chairman of the Board and
                                             Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                      TITLE                                 DATE
---------                      -----                                 ----
By /s/ D J Tietz               Chairman of the Board and             April 26, 1999
   ------------------------    Chief Executive Officer
   Dennis J. Tietz             (Principal Executive Officer)


By /s/ P J Younger             Chief Financial Officer and           April 26, 1999
   ------------------------    Chief Accounting Officer
   Peter J. Younger            (Principal Financial and
                               Accounting Officer)

By /s/ C Tharp                 Director                              April 26, 1999
   ------------------------
   Charles Tharp


By /s/ M Taylor                Director                              April 26, 1999
   ------------------------
   Maurice Taylor


By /s/ E O Nedelmann           Director                              April 26, 1999
   ------------------------
   Ernst-Otto Nedelmann