Form 10-Q
period 1999-03-31
CRONOS GROUP
filed 1999-05-14
CIK 919869

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

    (Mark One)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 1999
                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from: __________ to ___________

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

         THE NUMBER OF COMMON SHARES OUTSTANDING AS OF APRIL 30, 1999:

                  CLASS                       NUMBER OF SHARES OUTSTANDING
                 --------                     ----------------------------
                  Common                                8,858,378

                                TABLE OF CONTENTS

                                THE CRONOS GROUP

                                       PART I--FINANCIAL INFORMATION

Item 1 -- Financial Statements..............................................................................1

  Management Representation.................................................................................1
  Consolidated Income Statements............................................................................2
  Consolidated Balance Sheets...............................................................................3
  Consolidated Statements of Cash Flows.....................................................................4
  Consolidated Statements of Shareholders' Equity...........................................................5
  Notes to the Consolidated Financial Statements............................................................6

Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations............10

  General..................................................................................................10
  Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998..........................11
  Liquidity and Capital Resources..........................................................................12

                                        PART II--OTHER INFORMATION

Item 5 -- Other Information................................................................................15

Item 6 -- Exhibits and Reports on Form 8-K.................................................................16

Item 7A - Quantitative and Qualitative Disclosures about Market Risk.......................................16

The Cronos Group
                          PART I--FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

         MANAGEMENT REPRESENTATION

         The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that the disclosures are adequate to make the information presented not misleading.

         These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

         This financial information reflects, in the opinion of management, all adjustments consisting of only normal recurring adjustments necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

The Cronos Group

CONSOLIDATED INCOME STATEMENTS

(US dollar amounts in thousands, except per share amounts)


                                                          Three Months Ended
                                                               March 31,
                                                        1998                1999
                                                     ----------          ----------
GROSS LEASE REVENUE                                  $   40,526          $   34,750
Commissions, fees and other income                        1,614               1,624
                                                     ----------          ----------
TOTAL REVENUES                                           42,140              36,374
                                                     ----------          ----------

Direct operating expenses                                 8,711               8,064
Payments to container owners                             19,466              16,672
Depreciation and amortization                             4,631               4,398
Selling, general and administrative expenses              5,355               4,126
Financing and recomposition expenses                        242                  --
Interest expense                                          4,243               3,207
                                                     ----------          ----------
TOTAL EXPENSES                                           42,648              36,467
                                                     ----------          ----------
LOSS BEFORE INCOME TAXES                                   (508)                (93)
Income taxes                                                167                  --
                                                     ----------          ----------
NET LOSS                                                   (675)                (93)
                                                     ==========          ==========
LOSS PER COMMON SHARE (BASIC AND DILUTED)            $    (0.08)         $    (0.01)
                                                     ==========          ==========
BASIC AND DILUTED SHARES OUTSTANDING                  8,858,378           8,858,378

The accompanying notes are an integral part of these consolidated financial statements.

The Cronos Group

CONSOLIDATED BALANCE SHEETS

(US dollar amounts in thousands, except per share amounts)

                                                  December 31,      March 31,
                                                     1998              1999
                                                  ---------         ---------
ASSETS
Cash and cash equivalents                         $   9,281         $   7,255
Amounts due from lessees, net                        33,215            31,772
Container equipment, net                            168,558           151,622
Property and investments, net                        32,323            31,389
Other                                                36,602            31,991
                                                  ---------         ---------
TOTAL ASSETS                                      $ 279,979         $ 254,029
                                                  =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Amounts payable to container owners               $  31,314         $  26,917
Debt and capital lease obligations                  148,466           129,725
Current and deferred income taxes                     8,085             7,897
Other liabilities                                    36,027            33,496
                                                  ---------         ---------
TOTAL LIABILITIES                                   223,892           198,035
                                                  ---------         ---------

SHAREHOLDERS' EQUITY
Common shares                                        17,717            17,717
Additional paid-in capital                           49,108            49,108
Share subscriptions receivable                         (123)             (123)
Retained earnings                                   (10,615)          (10,708)
                                                  ---------         ---------
TOTAL SHAREHOLDERS' EQUITY                           56,087            55,994
                                                  ---------         ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $ 279,979         $ 254,029
                                                  =========         =========

The accompanying notes are an integral part of these consolidated financial statements.

The Cronos Group

CONSOLIDATED STATEMENTS OF CASH FLOWS

(US dollar amounts in thousands, except per share amounts)


                                                                Three Months Ended
                                                                     March 31,
                                                               1998             1999
                                                             --------         --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                    $  2,200         $  3,358
                                                             --------         --------
INVESTING ACTIVITIES:
Purchase of container and other equipment                        (692)            (257)
Proceeds from sales of container and other equipment              543           14,553
                                                             --------         --------
NET CASH (USED) PROVIDED FOR INVESTING ACTIVITIES                (149)          14,296
                                                             --------         --------

FINANCING ACTIVITIES:
Proceeds from issuance of term debt                             1,889               --
Repayments of term debt and capital lease obligations          (5,099)         (19,680)
                                                             --------         --------
NET CASH USED BY FINANCING ACTIVITIES                          (3,210)         (19,680)
                                                             --------         --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                      (1,159)          (2,026)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               14,455            9,281
                                                             --------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $ 13,296         $  7,255
                                                             ========         ========
Supplementary disclosure of cash flow information:

Cash paid during the period for:
- interest                                                   $  4,185         $  3,386
- income taxes                                                     28              188
Cash received during the period for:
- interest                                                        276              195
- income taxes                                                     --               --
Non-cash investing and financing activities:
- container equipment acquired under capital lease                 --               --
- container equipment acquired but unpaid at March 31              --               --

The accompanying notes are an integral part of these consolidated financial statements.

The Cronos Group

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

 (U.S. dollar amounts in thousands, except per share amounts)

                                                                                  Accumulated
                                               Additional          Share             other           Retained              Total
                              Common            paid-in        subscriptions     comprehensive       earnings          shareholders'
                              shares            capital          receivable          income         unrestricted           equity
                             --------          ----------      -------------     -------------      ------------       -------------
THREE MONTHS ENDED
  MARCH 31, 1998

Balance,
December 31, 1997             $17,717            $49,154            $(169)           $1,159           $  5,852             $73,713
Net loss                           --                 --               --                --               (675)               (675)
                              -------            -------            -----            ------           --------             -------
Balance,
March 31, 1998                $17,717            $49,154            $(169)           $1,159           $  5,177             $73,038
                              =======            =======            =====            ======           ========             =======

THREE MONTHS ENDED
  MARCH 31, 1999

Balance,
December 31, 1998             $17,717            $49,108            $(123)           $   --           $(10,615)            $56,087
Net loss                           --                 --               --                --                (93)                (93)
                              -------            -------            -----            ------           --------             -------
Balance,
March 31, 1999                $17,717            $49,108            $(123)           $   --           $(10,708)            $55,994
                              =======            =======            =====            ======           ========             =======

The accompanying notes are an integral part of these consolidated financial statements.

The Cronos Group

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollar amounts in thousands, except per share amounts)

1.   Operating segment data

Condensed segment information is provided in the tables below:

                                                                               Other
                                                          US Limited         container       Owned
                                                         Partnerships          owners      containers        Total
                                                         ------------        ---------     ----------       --------
THREE MONTHS ENDED MARCH 31, 1998
Gross lease revenue                                           $14,427         $15,844        $ 10,255       $ 40,526
Operating profit before indirect items                          2,960           2,339             247          5,546
Operating profit                                                  751             496           (929)            318
Segment assets                                                 26,923          23,226         210,578        260,727

THREE MONTHS ENDED MARCH 31, 1999
Gross lease revenue                                           $11,795         $14,240        $  8,715       $ 34,750
Operating profit before indirect items                          2,366           1,610             542          4,518
Operating profit                                                  771             143           (411)            503
Segment assets                                                 22,337          20,965         165,928        209,230

Reconciliation of operating profit for reportable segments to earnings before taxes:

                                                           Three Months Ended
                                                                March 31,
                                                           1998           1999
                                                          ------         ------
Operating profit                                          $  318         $  503
Selling, general and administrative expenses                (445)          (425)
Amortization of intangibles                                 (139)          (171)
Financing and recomposition expenses                        (242)            --
                                                          ------         ------
Loss before income taxes                                  $ (508)        $  (93)
                                                          ======         ======

2.   Container equipment

Container equipment is net of accumulated depreciation of $59,640 and $58,099 at December 31, 1998 and March 31, 1999, respectively.

3.   Amounts payable to container owners

Amounts payable to container owners include amounts payable to related parties of $13,287 and $12,552 at December 31, 1998 and March 31, 1999, respectively.

The Cronos Group

4.   Debt and capital lease obligations

Debt and capital lease obligations include amounts due within twelve months of $87,271 and $69,648 at December 31, 1998 and March 31, 1999, respectively.

5. Commitments and contingencies (to be read in conjunction with Note 21 to the 1998 Consolidated Financial Statements)

i.   Commitments

         At March 31, 1999, the Company had commitments under operating leases for office space and equipment which were not material.

         The Company had no outstanding orders in respect of container equipment at March 31, 1999.

ii.  Contingencies - general

         At December 1998, the Company had $1,598 held in escrow following the sale in August 1997 of $15,974 of containers to an existing container owner. In March 1999, this amount was repaid to the Company in return for a corporate guarantee under the terms of which the Company may be liable to pay $1,598 to the container owner if a qualified audit opinion is issued for either of the years ended December 31, 1998 and 1999, respectively.

         The Company has deposited $360 in a bank account under the control of Austrian Courts. This deposit is intended to fulfill liabilities regarding the operation of certain containers once the proper recipients have been determined and is discussed further in iv below.

         At December 1998, the Company had a further $4,090 deposited in escrow bank accounts in order to fulfill liabilities in respect of specified containers once certain issues had been resolved. In February 1999, the Company released $2,703 of the escrow deposits. This matter is discussed further in iv below. In March 1999, the Company deposited $550, with respect to another Managed Container Owner, into an escrow bank account to fulfill liabilities.

         At December 31, 1998, Other assets included an amount of $793 that was held in escrow, in respect of the sale in December 1996 of Cronos Investments B.V., the release of which was dependent on the agreement of the 1992 to 1996 tax filings. In February 1999, the Dutch tax authorities issued final assessments in respect of these years. The Company received an initial payment of $619 and expects to receive a further payment of $42 in final settlement of the escrow fund.

          The Company does not believe it has any other contingent liabilities, other than as disclosed in Note 14 to the 1998 Consolidated Financial Statements and as set forth below.

iii. Contingency - SEC investigation

         In February 1997, as reported in the Company's Form 6-K, Arthur Andersen resigned as auditors to The Cronos Group and its subsidiaries and related partnerships. In connection with its resignation, Arthur Andersen also prepared a report pursuant to Section 10A of the Securities Exchange Act 1934 ("the Act") citing its inability to obtain what it considered to be adequate responses to its inquiries primarily regarding the payment of $1,500 purportedly in connection with an obligation to pay professional fees relating to a proposed strategic alliance. This sum was returned to the Company in January 1997. See also Note 21 to the 1998 Consolidated Financial Statements. To date current management has been unable to obtain an adequate explanation of the facts and circumstances with respect to this payment and its subsequent return.

The Cronos Group

         The Securities and Exchange Commission ("SEC"), a United States regulatory agency, subsequently commenced an investigation of the Company in or about February 1997. The SEC's investigation could result in one or more of civil, judicial and administrative proceedings against both the Company and certain individuals, including the assessment of monetary penalties by the SEC against the Company. Actions taken by the SEC do not preclude additional actions by any other federal, civil, criminal authorities, by other regulatory organizations or by other parties.

         Based on the limited information available to it, the Company believes that the investigation by the SEC may relate to possible violations of the federal securities laws that could include but are not limited to the following sections: S10b and Rule 10b-5 thereunder, of the Act, (pertaining to the anti-fraud provisions); S10A of the Act, (pertaining to audit notification requirements in the event the independent public accountant detects or otherwise becomes aware of information indicating that an illegal act has or may have occurred); S13(a) and 13(b) (2) (A) of the Act, (pertaining to the filing of periodic and other reports with the SEC and pertaining to the implementation of a system of internal accounting controls, respectively).

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

iv.  Contingencies - Austrian allegations

         Since 1983, as described in the prospectus dated December 7, 1995, a subsidiary company has managed containers for Austrian investment entities, including limited and unlimited partnerships and companies, sponsored by companies owned by Contrin Holding S.A., a Luxembourg holding company ("Contrin"), and for that company itself. Mr S M Palatin, a former Chairman of the Board of Directors and former Chief Executive Officer, has been a director of Contrin. During 1994, ownership of the companies sponsoring these entities was transferred by Contrin to Barton Holding Ltd, a Bahamian company, which has owned preferred shares in the Company ("the former preferred shareholder"). See
Note 21 to the 1998 Consolidated Financial Statements for further details regarding Barton Holding Ltd ("Barton") and transactions involving that company.

         Some participants in a number of the aforementioned Austrian investment entities have made allegations to the Company and Austrian government authorities regarding the conduct of the investment entities, the sponsoring companies and companies alleged to be connected to Mr Palatin and regarding Mr Palatin himself.

         Firstly, it is alleged, broadly, that not all container management income due to participants in these investment entities ("third parties") has been received by them.

         In this connection, a bank account to which $360 was transferred by the Company, following instructions which may have been falsified, regarding a purported cash distribution to Austrian investment entities, is under the control of the Austrian courts which will determine the recipients of the funds. Management considers that no liability arises as a consequence of making this transfer, as the funds are under the control of the Austrian courts. In March 1999, the Company together with the Austrian investment entities applied to the Austrian courts for the release of the funds to the Austrian investment entities.

         Moreover, Austrian courts have initiated investigations against Mr Palatin and additional persons, including Mr R J Weissenberger, a former Chairman and director, and Mr A Friedberg, a former director. Mr Palatin and Mr Friedberg have since been formally charged. Such investigations have not resulted in any actions being taken against Mr Weissenberger and he has informed the Company that he does not believe that there is any valid basis for any such actions to be taken against him.

         Management has been unable to obtain definitive information regarding the relationships suggested in the allegations by the third parties.

The Cronos Group

         Secondly, it is alleged that funds may have been remitted to the Company, which were not deposited in a Company bank account and are not reflected in the Company's accounting records. Specifically, it is alleged that Mr Palatin acknowledged receipt of funds in the amount of $2,600 during the year ended December 31, 1995, yet it appears that these funds were received into a non-Company bank during the year ended December 31, 1994. Previous to these allegations, the Company's current management was not aware of the receipt of the $2,600, nor was it aware of Mr Palatin's acknowledgement. The Company has determined that a $400 distribution, to third party investors, was paid by the Company in December 1994, into the same bank account into which the $2,600 was apparently deposited. Management is investigating these allegations and is continuing to seek definitive information regarding the non-Company bank account and the receipt and disbursement of the $2,600.

         Thirdly, claims relate to alleged transactions between third parties and companies alleged to be connected to Mr Palatin, involving the purchase and sale of containers in a manner designed to secure a tax mitigation advantage to those third parties. It is alleged that sums remain owing to the third parties by one or more of these companies in connection with the pre-arranged trading in containers. It is the view of management that the Company was not involved in these transactions, that the Company has no access to the records of the alleged transactions and, so far as the Company has managed the containers, the Company has acted in accordance with instructions from authorised representatives of the third parties. Management has been unable to quantify the extent, if any, that the Company might be held to be liable should the claims prove to be substantiable. The mechanisms, if any, and jurisdictions for initiation of any claims are also unclear.

         Certain of the companies which have sponsored Austrian investment entities have, under the terms of the relevant management agreement, arranged for examination of Company records pertaining to the management of containers owned by those investment entities. Some inquiries were made by representatives of the third parties. Management is not aware of any unresolved issues in this respect.

         In response to the actions taken by Contrin, the Company terminated certain of its management agreements with Contrin entities in 1998. Discussions are taking place between Contrin and the Company and it is anticipated that these agreements will be reinstated.

         Management considers that prudent provision has been made in the financial statements for the matters in this connection. Details of the provision are provided in Notes 1r and 3 to the 1998 Consolidated Financial Statements.

v.   Contingencies - Arbitration

         Under the terms of the relevant management agreement, an arbitration process was commenced on or around February 1997 by one of the companies which had sponsored Austrian entities in respect of distributions made, by the Company, through its Austrian attorney. In December 1998, the arbitration panel found that the management agreements with the Austrian investment entities were valid. The Company has made provision for anticipated legal expenses arising from the arbitration.

vi. Contingencies and commitments - overall

         There is a reasonable possibility that a material change could occur in respect of commitments and contingencies within one year of the date of these financial statements.

The Cronos Group

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         GENERAL

         The Company generates revenues by leasing to ocean carriers marine containers that are owned either by third-party container owners or by the Company itself. These leases, which generate most of the Company's revenues, are generally operating leases.

         The following chart summarizes the composition of the Cronos fleet (based on original equipment cost) at March 31 for each of the periods indicated:

                                                           1998             1999
                                                           ----             ----
U.S. Public Limited Partnerships                             35%              34%
Other Container Owners                                       40%              43%
Owned Containers                                             25%              23%

     Total                                                  100%             100%


         All containers, whether owned or managed, are operated as part of a single fleet. The Company has discretion over which ocean carriers, container manufacturers and suppliers of goods and services it deals with. Since the Company's management agreements with the Managed Container Owners meet the definition of leases in Statement of Financial Accounting Standards No. 13, they are accounted for in the Company's financial statements as leases under which the container owners are lessors and the Company is lessee. The agreements with container owners generally provide that the Company will make payments to the container owners based upon the rentals collected from ocean carriers after deducting direct operating expenses and a management fee. The majority of payments to container owners are therefore contingent upon the leasing of the containers by the Company to ocean carriers and the collection of lease rentals. Minimum lease payments on the minority of agreements that have fixed payment terms are presented in Note 14(c) to the 1998 Consolidated Financial Statements. The majority of payments to container owners represent a percentage of the rentals collected from the ocean carriers to whom containers are leased by the Company.

         The following chart summarizes the composition of the Cronos fleet (based on TEU thousands), by equipment type, at March 31 for each of the periods indicated:

Equipment Type                                             1998            1999
--------------                                            ------          ------
Dry cargo                                                  344.7           335.3
Refrigerated                                                15.5            14.6
Tank                                                         2.0             2.0
Roll-Trailer                                                 2.1             2.2
Cellular palletwide containers ("CPCs")                      2.4             2.4
Other dry freight specials                                   1.7             2.5

     Total fleet                                           368.4           359.0

The Cronos Group

         Utilization of the Company's containers declined in 1998 and during the first three months of 1999, reflecting the economic position in Asian, South American and other markets. However, recent growth in intra-Asian trade and improving lease-out activity in other key locations have expanded the requirement for leased containers in certain locations. As a result of these slowly improving trends, trade volumes in several markets have increased and utilization of the Company's equipment has been improving in recent weeks. However, per-diem rental rates remain unchanged and container imbalances are expected to continue for the remainder of 1999. The Company will selectively reposition available equipment to higher demand locations when it believes that the impact will have a positive effect on operations.

         The following chart summarizes the combined utilization of the Cronos fleet (based on approximate original equipment cost) at the dates indicated:

                          March 31               March 31               April 30
                            1998                   1999                   1999
Utilization                 82.1%                  72.6%                  73.0%

         THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

         During the first three months of 1999, the Company made significant reductions to selling, general and administrative expenses in line with a restructuring program that was announced in late 1998. This program involves the reorganization of the Company's key activities together with the termination of certain employee positions and is expected to be substantially completed by June 1999. Also, the Company reduced short-term debt by $14.9 million in accordance with its strategy to refinance certain short-term debt obligations and thereby reduce the cost of debt financing. To date, this strategy has resulted in the sale of container equipment to various third party investor programs and additional transactions are anticipated in the second quarter of 1999.

         Operating profit of $0.5 million in the first quarter of 1999 was $0.2 million higher than in the corresponding period of 1998. Reductions in selling, general and administrative expenses, interest expense and depreciation expense more than offset reduced income from both the owned and managed container fleets.

         Gross lease revenue of $34.8 million in the first quarter of 1999 was $5.8 million, or 14.3%, lower than in the corresponding prior year period due to the combined effect of reduced utilization and per-diem rates, which represented approximately $4.9 million of the decrease, together with a lower fleet size that accounted for approximately $0.9 million of the reduction.

         Commissions, fees and other income of $1.6 million in the three months to March 31, 1999 were almost unchanged from the corresponding period in 1998. Increased income, primarily from specialized container products, was partially offset by reduced fees from the disposal of containers and lower finance lease income.

         Direct operating expenses were $8.1 million in the first quarter of 1999, a decrease of $0.6 million, or 7.4%, compared to the corresponding quarter in 1998. Increased storage and repositioning costs of $0.8 million, reflecting a larger off-hire fleet, were more than offset by a $1.3 million reduction in charges in respect of doubtful accounts.

         Payments to container owners decreased to $16.7 million in the three months ended March 31, 1999, a decrease of $2.8 million, or 14.4%, compared to the corresponding period in 1998.

         Payments to U.S. Limited Partnerships decreased by $1.9 million to $6.8 million, a 21.5% decrease compared to the first quarter of 1998. The decline in net lease revenue for this segment was caused by lower average utilization and per-diem rates as well as a smaller container fleet. The U.S. Limited Partnership fleet declined from 137,009 TEU at March 31, 1998, to 127,902 TEU at March 31, 1999 as a result of the disposal of older container equipment including sales of equipment to the Other Container Owner segment.

The Cronos Group

          Payments to Other Container Owners were $9.9 million in the first quarter of 1999, a decrease of $0.9 million, or 8.6%, compared to the same period of 1998 as lower average utilization and per-diem rates more than offset a higher average fleet size. The increase in the average fleet size was due to transactions involving the sale of equipment from the Owned to the Other Container Owner segment in the first quarter of 1999.

         Depreciation and amortization decreased by $0.2 million, or 5.0%, in the first three months of 1999 to $4.4 million due to container sales from the Owned to the Other Container Owner segment in the three months ended March 31, 1999.

         Selling, general and administrative expenses decreased to $4.1 million for the three months ended March 31, 1999 from $5.4 million for the three months ended March 31, 1998, a decrease of $1.2 million or 23.0%. The decrease was due to reductions of $0.7 million in manpower and manpower related costs together with lower information technology, professional services and communications costs.

         Interest expense of $3.2 million for the three months ended March 31, 1999 was $1.0 million lower, or 24.4%, compared to the same period a year ago due primarily to a reduction in the average debt balance from $170.0 million to $140.1 million between the first quarters of 1998 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Cash from Operating Activities: Net cash provided by operating activities was $3.4 million and $2.2 million in first three months of 1999 and 1998, respectively. The net cash generated in 1999 reflected earnings from operations together with the release of $4.9 million of deposits which had been held in escrow, of which $2.7 million was utilized to make payments to third party container owners. The net cash generated in 1998 reflected earnings from operations together with a $5 million decrease in new container equipment for resale.

         Cash for Investing Activities: Net cash provided by investing activities was $14.3 million in the first three months of 1999 reflecting sales of container equipment to third party container owners. Net cash used for investing activities was $0.1 million in the first quarter of 1998 reflecting purchases of container and other equipment of $0.7 million, which was partly offset by proceeds from equipment sales.

         Cash from Financing Activities: Net cash used by financing activities was $19.7 million in the first quarter of 1999 compared to $3.2 million in the corresponding period of 1998. In the first three months of 1999, repayments of debt and capital lease obligations included $14.9 million of short-term debt repayments that were generated from proceeds of container equipment sales. In 1998, debt repayments of $5.1 million from operating cash were partly offset by $1.9 million of additional funding.

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

         An Amended and Restated Credit Agreement was executed in June 1997, subject to various actions being taken by the Company including the provision of additional collateral. This Agreement was further amended in July 1997 and converted the facility to a term loan, payable in installments, with a final maturity date of May 31, 1998. This Agreement was again amended in December 1997 to amend the covenants relating to maintenance of various financial ratios.

The Cronos Group

          The Company did not repay the Bank Facility at the amended maturity date of May 31, 1998. On June 30, 1998, the Company entered into a Third Amendment to the Bank Facility (the "Third Amendment"). Under the Third Amendment, the remaining principal amount of approximately $36.8 million was to be amortized in varying monthly installments, beginning July 31, 1998 and ending January 8, 1999, including a payment of approximately $27.2 million on September 30, 1998. These installments were subject to acceleration upon the occurrence of an event of default. Interest was payable monthly at a rate per annum equal to 2.5% over the higher of (i) Fleet Bank's prime rate or (ii) the Federal Funds Rate plus 50 basis points. Also, under the Third Amendment, the Company agreed to provide the Banks with a security interest in certain shares of Transamerica Corporation when they are released to the Company under a 1996 escrow agreement. See Note 9 to the 1998 Consolidated Financial Statements.

         The principal payments due under the Third Amendment on September 30, 1998 and January 8, 1999 were not made. The balance outstanding on the facility at December 31, 1998 was $33.1 million. In the first three months of 1999, the Company repaid $7.3 million of the Bank Facility leaving an outstanding balance of $25.8 million. In March 1999, the Company and the Banks entered into a Forbearance Agreement and Fourth Amendment to the Bank Facility with a final maturity date of September 1999 and with varying principal payments due between April and September. The Fourth Amendment became effective as of March 31, 1999 subject to the satisfaction by April 15, 1999 of various conditions. This date was extended to April 30, 1999. The Company furnished the required legal opinions and other loan documentation by April 30 and these are now under review.

         In connection with the July 1997 amendment, the Company assigned to the Banks as additional collateral certain promissory notes of Mr Palatin, together with certain shares of the Company's stock that had been pledged by Mr Palatin as collateral for the promissory notes. See Note 14 to the Company's 1998 Consolidated Financial Statements. Mr Palatin has defaulted on these notes and the Banks have notified the Company of their intention, depending on market conditions, to exercise their rights to sell all or part of 1,463,636 shares under the collateral assignment in order to satisfy, to the extent of the net proceeds, Mr Palatin's obligations under these notes. Any resulting payments on these notes will reduce the Company's obligations under the Bank Facility.

          In December 1994, the Company borrowed $20.0 million under a Note Purchase Agreement with Sun Life Insurance Company of America ("Sun"). Initially, the loan became due and payable in equal quarterly installments ending January 2003. However, during 1997, the Company was not in compliance with a financial ratio covenant, and on November 1, 1997, the Agreement was amended, in exchange for a waiver, to provide that the loan would become due and payable on May 31, 1998. The Company did not repay the $13.9 million balance of the loan on that date. In July 1998, the Company agreed and executed an Amendment to the Note Purchase Agreement with the current holders of the Notes (as assignees of Sun). Under the Amendment, 70% of the principal amount became due and payable on September 30, 1998 and the balance on January 31, 1999. Prepayments were required in the event of certain issuances of stock, sales of assets or refinancing by the Company. Interest was payable monthly at the Citibank, N.A. prime rate plus 2%.

         The Company did not make the principal payments due on September 30, 1998 and January 31, 1999 and the balance outstanding under the facility at December 31, 1998 was $13.9 million. A second Amendment to the Note Purchase Agreement was executed in January 1999 that extends the final maturity date to September 1999 and also provides for interim principal payments to be made in April and July. $1.2 million was repaid in February 1999 in lieu of the April payment.

         In March 1999, the Company agreed an amendment to a $20.0 million short term revolving credit facility which had a maturity date of March 31, 1999, under which $10.3 million was outstanding at December 31, 1998. The amendment converted the facility to a short-term loan with a final maturity date of November 1999 and with varying principal payments due between April and November 1999. Payments totalling $2.0 million have been made in the second quarter of 1999.

         The directors believe they are taking the necessary action to secure alternative sources of finance and believe that refinancing will be arranged to meet the Company's amended payment obligations.

The Cronos Group

At March 31, 1999 the Company was not in compliance with various financial covenants with various lenders. Waivers of the covenant breaches will be requested and the Company believes that these will be granted.

         YEAR 2000

          The Company's computer systems are currently undergoing modifications in order to render the systems ready for the year 2000. The Company has completed a detailed inventory of all software and hardware systems and has identified all components that need to be modified. The Company has completed all the necessary changes and is now performing the required tests in a dedicated year 2000 environment. The Company anticipates that all testing will be completed by mid 1999. The Company has contacted all of its critical business suppliers and has been advised that their systems are year 2000 compliant. Expenses associated with addressing the year 2000 issues are being recognized as incurred. Management has not yet assessed the year 2000 compliance expense but does not anticipate the costs incurred to date or to be incurred in the future to be in excess of $0.5 million. The Company believes it will be able to resolve any major year 2000 issues.

         The Company is aware of the implications of a year 2000 computer system failure and is currently in the process of developing its contingency plans. Whilst management believes the possibility of a year 2000 system failure to be remote, if the Company's internal systems or those of its critical business suppliers fail, the Company's consolidated financial position, liquidity or results of operations may be adversely affected.

         The Company has assessed the introduction of a single European Currency, the Euro, and believes that it will not be materially affected. In the past, the effects of inflation on administrative and operating expenses have been largely offset by the Company's ability to increase the operational economies of scale through expansion of the fleet.

The Cronos Group

                          PART II -- OTHER INFORMATION


ITEM 5 -- OTHER INFORMATION

         CAUTIONARY STATEMENT

         This Quarterly Report on Form 10-Q contains statements relating to future results of the Company, including certain projections and business trends, that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to changes in: economic conditions; trade policies; demand for and market acceptance of leased marine cargo containers; competitive utilization and per-diem rental rate pressures; as well as other risks and uncertainties, including but not limited to those described above in the discussion of the marine container leasing business under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations; and those detailed from time to time in the filings of the Company with the Securities and Exchange Commission.

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Management of the Company has been informed that, in addition to the persons disclosed in the Company's Form 10-K/A, the following persons are also the beneficial owners of five percent or more of the Company's voting securities:


Title of Class                       Identity of Person or Group          Amount owned(1)      Percent of Class
--------------                       ---------------------------          ---------------      ----------------
Common Shares, par value $2          Paul W Blavin,                           635,000                 7.2%
                                     29621 N. Western Highway,
                                     Southfield, MI 48034

                                     Waveland Partners,L.P.,                  539,500                 6.1%
                                     333 West Wacker Drive,
                                     Chicago, IL 60606

                                     Lawrence A Heller,                       452,600                 5.1%
                                     6 East 45th Street, Suite 805
                                     New York, NY 10019

(1) Except as otherwise specifically noted, the number of shares stated as being owned beneficially includes (a) all options and warrants under which persons could acquire Common Shares currently and within 60 days following the date hereof and (b) shares held beneficially by spouses, minor children or grandchildren.

         Information with respect to beneficial ownership of the Company's Common Stock is based in part upon information contained in filings with the Securities and Exchange Commission and in part on information obtained directly from the holders. The percentage shown in the foregoing table have been computed on the basis of shares outstanding on April 30, 1999.

The Cronos Group

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Number     Description
------     -----------
  27       Financial Data Schedule

(b)      Reports on Form 8-K

         On March 15, 1999, a Current Report on Form 8-K was filed by the Company announcing that it would be complying with the reporting requirements applicable generally to U.S. public companies and that its Common Stock would be traded under the symbol "CRNS".

         On April 1, 1999, a Current Report on Form 8-K was filed by the Company announcing the resignation of Rudolf J Weissenberger, Chairman of the Board of Directors and non-executive director, and Axel Friedberg, non-executive director. Dennis J Tietz and Charles Tharp were appointed Chairman and non-executive director, respectively.

         On April 13, 1999, a Current Report on Form 8-K was filed by the Company announcing the resignation of Stephen J Brocato, president of the Company's leasing division.

ITEM 7A -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Interest rate risk: outstanding borrowings are subject to interest rate risk. Approximately 65% and 64% of total borrowings had floating interest rates at December 31, 1998 and March 31, 1999, respectively.

          Exchange rate risk: Substantially all of the Company's revenues are billed and paid in U.S. dollars and a significant portion of costs are billed and paid in U. S. dollars. Of the remaining costs, the majority are individually small, unpredictable and incurred in various denominations and thus are not suitable for cost effective hedging. From, time to time, Cronos hedges a portion of the expenses that are predictable and are principally in U.K. pounds sterling. In addition, almost all of the Company's container purchases are paid for in U.S. dollars.

         As exchange rates are outside of the control of the Company, there can be no assurance that such fluctuations will not adversely effect its results of operations and financial condition.

The Cronos Group


                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                THE CRONOS GROUP

SIGNATURE               TITLE                                             DATE
By /s/ P J Younger      Executive Vice President, Chief Financial         May 11, 1999
  ------------------    Officer and Chief Accounting Officer
   Peter J. Younger     (Principal Financial and Accounting Officer)

The Cronos Group

                                  EXHIBIT INDEX

Number     Exhibit                                                          Page
------     -------                                                          ----
  27.      Financial Data Schedule                                           19