Form 10-Q
period 1999-06-30
CRONOS GROUP
filed 1999-08-12
CIK 919869

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from: ______________ to _______________

                         Commission file number: 0-24464

                                THE CRONOS GROUP

             (Exact name of Registrant as specified in its charter)

               LUXEMBOURG                            NOT APPLICABLE
      (State or other Jurisdiction                   (I.R.S Employer
    of incorporation or organization)              Identification No.)

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

          THE NUMBER OF COMMON SHARES OUTSTANDING AS OF AUGUST 2, 1999:

                  CLASS                       NUMBER OF SHARES OUTSTANDING
                  -----                       ----------------------------
                 Common                                 9,158,378

                                THE CRONOS GROUP

                                TABLE OF CONTENTS


                                THE CRONOS GROUP

                          PART I--FINANCIAL INFORMATION

Item 1 -- Financial Statements..................................................1

  Management Representation.....................................................1
  Consolidated Statements of Income.............................................2
  Consolidated Balance Sheets...................................................3
  Consolidated Statements of Cash Flows.........................................4
  Consolidated Statements of Shareholders' Equity...............................5
  Notes to the Consolidated Financial Statements................................6

Item 2 -- Management's Discussion and Analysis of Financial
          Condition and Results of Operations...................................9

  General.......................................................................9
  Three Months Ended June 30, 1999 Compared to
          Three Months Ended June 30, 1998.....................................10
  Six Months Ended June 30, 1999 Compared to
          Six Months Ended June 30, 1998.......................................11
  Liquidity and Capital Resources..............................................12

Item 3 -- Quantitative and Qualitative Disclosures about Market Risk...........14

                        PART II --OTHER INFORMATION

Item 1 -- Legal Proceedings....................................................15
Item 5 -- Other Information....................................................16
Item 6 -- Exhibits and Reports on Form 8-K.....................................16

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

        This financial information reflects, in the opinion of management, all adjustments necessary to present fairly, the results for the interim periods. Such adjustments consist of only normal recurring adjustments. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

                                THE CRONOS GROUP

                        CONSOLIDATED STATEMENTS OF INCOME

           (US dollar amounts in thousands, except per share amounts)
                                   (Unaudited)

                                                          Three Months Ended                       Six Months Ended
                                                                June 30,                               June 30,
                                                    -------------------------------         -------------------------------
                                                       1999                1998                1999                1998
                                                    -----------         -----------         -----------         -----------
GROSS LEASE REVENUE                                 $    32,082         $    40,042         $    66,832         $    80,568
Commissions, fees and other income                        1,664               1,573               3,288               3,187
                                                    -----------         -----------         -----------         -----------
TOTAL REVENUES                                           33,746              41,615              70,120              83,755
                                                    -----------         -----------         -----------         -----------

Direct operating expenses                                 7,799               8,504              15,863              17,215
Payments to container owners                             15,101              19,615              31,773              39,081
Depreciation and amortization                             3,987               4,821               8,385               9,452
Selling, general and administrative expenses              4,013               5,871               8,139              11,226
Financing and recomposition expenses                         --                 242                  --                 484
Interest expense                                          2,949               4,047               6,156               8,290
                                                    -----------         -----------         -----------         -----------
TOTAL EXPENSES                                           33,849              43,100              70,316              85,748
                                                    -----------         -----------         -----------         -----------
LOSS BEFORE INCOME TAXES                                   (103)             (1,485)               (196)             (1,993)
Income taxes                                                 --                  68                  --                 235
                                                    -----------         -----------         -----------         -----------
NET LOSS                                                   (103)             (1,553)               (196)             (2,228)
                                                    ===========         ===========         ===========         ===========
LOSS PER COMMON SHARE (BASIC AND DILUTED)           $     (0.01)        $     (0.17)        $     (0.02)        $     (0.25)
                                                    ===========         ===========         ===========         ===========
BASIC AND DILUTED SHARES OUTSTANDING                  8,858,378           8,858,378           8,858,378           8,858,378



The accompanying notes are an integral part of these consolidated financial statements.

                                THE CRONOS GROUP

                           CONSOLIDATED BALANCE SHEETS

           (US dollar amounts in thousands, except per share amounts)

                                                   June 30,        December 31,
                                                     1999              1998
                                                  ---------        ------------
                                                 (Unaudited)
ASSETS

Cash and cash equivalents                         $   5,566         $   9,281
Amounts due from lessees, net                        29,062            33,215
Net investment in direct finance leases               1,577             3,504
Container equipment, net                            143,312           168,558
Property and investments, net                        29,160            32,323
Amounts receivable from related parties                 225             5,500
Other                                                25,205            27,598
                                                  ---------         ---------
TOTAL ASSETS                                      $ 234,107         $ 279,979
                                                  =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Amounts payable to container owners               $  25,643         $  31,314
Debt and capital lease obligations                  114,494           148,466
Current and deferred income taxes                     7,696             8,085
Other liabilities                                    30,383            36,027
                                                  ---------         ---------
TOTAL LIABILITIES                                   178,216           223,892
                                                  ---------         ---------

SHAREHOLDERS' EQUITY

Common shares                                        17,717            17,717
Additional paid-in capital                           49,077            49,108
Share subscriptions receivable                          (92)             (123)
Retained earnings                                   (10,811)          (10,615)
                                                  ---------         ---------
TOTAL SHAREHOLDERS' EQUITY                           55,891            56,087
                                                  ---------         ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $ 234,107         $ 279,979
                                                  =========         =========

The accompanying notes are an integral part of these consolidated financial statements.

                                THE CRONOS GROUP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

           (US dollar amounts in thousands, except per share amounts)

                                   (Unaudited)

                                                                 Six Months Ended
                                                                     June 30,
                                                             -------------------------
                                                               1999             1998
                                                             --------         --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                    $ 12,047         $  8,690
                                                             --------         --------
INVESTING ACTIVITIES:

Purchase of container and other equipment                        (267)          (2,363)
Proceeds from sales of container and other equipment           19,416              901
                                                             --------         --------
NET CASH (USED) PROVIDED FOR INVESTING ACTIVITIES              19,149           (1,462)
                                                             --------         --------

FINANCING ACTIVITIES:

Proceeds from issuance of term debt                                --            1,889
Repayments of term debt and capital lease obligations         (34,911)          (9,880)
                                                             --------         --------
NET CASH USED BY FINANCING ACTIVITIES                         (34,911)          (7,991)
                                                             --------         --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                      (3,715)            (763)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                9,281           14,455
                                                             --------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $  5,566         $ 13,692
                                                             ========         ========

Supplementary disclosure of cash flow information:

Cash paid during the period for:

- interest                                                   $  6,345         $  9,884
- income taxes                                                    257               82
Cash received during the period for:

- interest                                                        267            1,678
- income taxes                                                     --               --
Non-cash investing and financing activities:

- container equipment acquired under capital lease                 --               --
- container equipment acquired but unpaid at June 30               --               --



The accompanying notes are an integral part of these consolidated financial statements.

                                THE CRONOS GROUP

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                     Six Months Ended June 30, 1998 and 1999
          (U.S. dollar amounts in thousands, except per share amounts)

                                   (Unaudited)

                                                                    Accumulated
                                                    Additional            Share            other        Retained            Total
                                        Common         paid-in    subscriptions    comprehensive        earnings    shareholders'
                                        shares         capital       receivable           income    unrestricted           equity
                                      --------      ----------    -------------    -------------    ------------    -------------
SIX MONTHS ENDED JUNE 30, 1998

Balance, December 31, 1997            $ 17,717        $ 49,154         $   (169)        $  1,159        $  5,852         $ 73,713
MEIP lapses                                 --              --               --               --              --               --
Net loss                                    --              --               --               --          (2,228)          (2,228)
                                      --------        --------         --------         --------        --------         --------
Balance, June 30, 1998                $ 17,717        $ 49,154         $   (169)        $  1,159        $  3,624         $ 71,485
                                      ========        ========         ========         ========        ========         ========

SIX MONTHS ENDED JUNE 30, 1999

Balance, December 31, 1998            $ 17,717        $ 49,108         $   (123)        $     --        $(10,615)        $ 56,087
MEIP lapses                                 --             (31)              31               --              --               --
Net loss                                    --              --               --               --            (196)            (196)
                                      --------        --------         --------         --------        --------         --------
Balance, June 30, 1999                $ 17,717        $ 49,077         $    (92)        $     --        $(10,811)        $ 55,891
                                      ========        ========         ========         ========        ========         ========



The accompanying notes are an integral part of these consolidated financial statements.

                                THE CRONOS GROUP

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

          (U.S. dollar amounts in thousands, except per share amounts)

1. The consolidated financial statements include the accounts of The Cronos Group and its wholly-owned subsidiaries (the "Company"). All material intercompany accounts and transactions have been eliminated.

2.      Operating segment data

Condensed segment information is provided in the tables below:

                                                                 Other
                                             US Limited        container          Owned
                                            Partnerships         owners         containers           Total
                                            ------------       ---------        ----------         ---------
Three months ended June 30, 1998
Gross lease revenue                           $  14,062        $  15,750         $  10,230         $  40,042
Operating profit before indirect items            2,780            1,743               455             4,978
Operating profit                                    663             (366)             (915)             (618)
Segment assets                                   24,363           23,841           199,682           247,886

Three months ended June 30, 1999
Gross lease revenue                           $  10,738        $  13,538         $   7,806         $  32,082
Operating profit before indirect items            2,155            1,492               762             4,409
Operating profit                                    609               39              (167)              481
Segment assets                                   21,334           19,939           155,159           196,432

Six months ended June 30, 1998
Gross lease revenue                           $  28,489        $  31,594         $  20,485         $  80,568
Operating profit before indirect items            5,740            4,082               702            10,524
Operating profit                                  1,414              130            (1,844)             (300)
Segment assets                                   24,363           23,841           199,682           247,886

Six months ended June 30, 1999
Gross lease revenue                           $  22,533        $  27,778         $  16,521         $  66,832
Operating profit before indirect items            4,521            3,102             1,304             8,927
Operating profit                                  1,380              182              (578)              984
Segment assets                                   21,334           19,939           155,159           196,432


Reconciliation of operating profit for reportable segments to earnings before taxes:

                                                       Three Months Ended              Six Months Ended
                                                            June 30,                       June 30,
                                                    -----------------------         -----------------------
                                                      1999            1998            1999            1998
                                                    -------         -------         -------         -------
Operating profit                                    $   481         $  (618)        $   984         $  (300)
Selling, general and administrative expenses           (414)           (468)           (839)           (913)
Amortization of intangibles                            (170)           (157)           (341)           (296)
Financing and recomposition expenses                     --            (242)             --            (484)
                                                    -------         -------         -------         -------
Loss before income taxes                            $  (103)        $(1,485)        $  (196)        $(1,993)
                                                    =======         =======         =======         =======

                                THE CRONOS GROUP

3.      Container equipment

        Container equipment is net of accumulated depreciation of $59,863 and $59,640 at June 30, 1999 and December 31, 1998, respectively.

4.      Amounts payable to container owners

        Amounts payable to container owners include amounts payable to related parties of $11,942 and $13,287 at June 30, 1999 and December 31, 1998, respectively.

5.      Debt and capital lease obligations

        Debt and capital lease obligations include amounts due within twelve months of $59,477 and $87,271 at June 30, 1999 and December 31, 1998,
respectively. On August 2, 1999, the Company successfully closed a $50.0 million re-financing transaction, the proceeds of which were used to refinance all of the Company's debt scheduled to mature in the next six months. See also "Liquidity and Capital Resources-Capital Resources".

6. Commitments and contingencies (to be read in conjunction with Note 21 to the 1998 Consolidated Financial Statements)

i.      Commitments

        At June 30, 1999, the Company had commitments under operating leases for office space and equipment that were not material.

        The Company had no outstanding orders in respect of container equipment at June 30, 1999.

ii.     Contingencies --- Austrian allegations

        Since 1983, as described in the Company's prospectus dated December 7, 1995, a subsidiary company has managed containers for Austrian investment entities, including limited and unlimited partnerships and companies, sponsored by companies owned by Contrin Holding S.A., a Luxembourg holding company ("Contrin"), and for that company itself. Mr. S M Palatin, a former Chairman of the Board of Directors and former Chief Executive Officer, has been a director of Contrin. During 1994, ownership of the companies sponsoring these entities was transferred by Contrin to Barton Holding Ltd, a Bahamian company, which has owned preferred shares in the Company ("the former preferred shareholder"). See
Note 21 to the 1998 Consolidated Financial Statements for further details regarding Barton Holding Ltd ("Barton") and transactions involving that company.

        Some participants in a number of the aforementioned Austrian investment entities have made allegations to the Company and Austrian government authorities regarding the conduct of the investment entities, the sponsoring companies and companies alleged to be connected to Mr. Palatin and regarding Mr. Palatin himself.

        Firstly, it is alleged, broadly, that not all container management income due to participants in these investment entities ("third parties") has been received by them.

        In this connection, in September 1997 the Company transferred $360 in Contrin distributions to a bank account pursuant to instructions that may have been falsified. The Austrian courts took control of the account and on June 8, 1999 authorized release of the monies to the originally intended Contrin entities. The Company believes it has no further liability regarding this matter. A further $118 deposited by the Company

                                THE CRONOS GROUP

in an Austrian bank account also supervised by the Austrian Courts, representing distributions due to certain Contrin entities, was released by the courts to those entities in November 1998.

        Moreover, Austrian courts have initiated investigations against Mr. Palatin and additional persons, including Mr. R J Weissenberger, a former Chairman and director, and Mr. A Friedberg, a former director. Mr. Palatin and Mr. Friedberg have since been formally charged. Such investigations have not resulted in any actions being taken against Mr. Weissenberger and he has informed the Company that he does not believe that there is any valid basis for any such actions to be taken against him.

        Management has been unable to obtain definitive information regarding the relationships suggested in the allegations by the third parties.

        Secondly, it is alleged that funds may have been remitted to the Company, which were not deposited in a Company bank account and are not reflected in the Company's accounting records. Specifically, it is alleged that Mr. Palatin acknowledged receipt of funds in the amount of $2,600 during the year ended December 31, 1995, yet it appears that these funds were received into a non-Company bank during the year ended December 31, 1994. Previous to these allegations, the Company's current management was not aware of the receipt of the $2,600, nor was it aware of Mr. Palatin's acknowledgement. The Company has determined that a $400 distribution to third party investors was paid by the Company in December 1994, into the same bank account into which the $2,600 was apparently deposited. Management is investigating these allegations and is continuing to seek definitive information regarding the non-Company bank account and the receipt and disbursement of the $2,600.

        Thirdly, claims relate to alleged transactions between third parties and companies alleged to be connected to Mr. Palatin, involving the purchase and sale of containers in a manner designed to secure a tax mitigation advantage to those third parties. It is alleged that sums remain owing to the third parties by one or more of these companies in connection with the pre-arranged trading in containers. It is the view of management that the Company was not involved in these transactions, that the Company has no access to the records of the alleged transactions and, so far as the Company has managed the containers, the Company has acted in accordance with instructions from authorised representatives of the third parties. Management has been unable to quantify the extent, if any, that the Company might be held to be liable should the claims prove to be substantiable. The mechanisms, if any, and jurisdictions for initiation of any claims are also unclear.

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

iii.    Contingencies --- Arbitration

        Under the terms of the relevant management agreement, an arbitration process was commenced on or around February 1997 by one of the companies that had sponsored Austrian entities in respect of distributions made by the Company through its Austrian attorney. In December 1998, the arbitration panel found that the management agreements with the Austrian investment entities were valid. The Company has made provision for anticipated legal expenses arising from the arbitration.

See also Note 14 to the 1998 Consolidated Financial Statements.

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

        The following chart summarizes the composition of the Cronos fleet (based on original equipment cost) at June 30 for each of the periods indicated:

                                               1999                     1998
                                               ----                     ----
U.S. Public Limited Partnerships                 34%                      35%
Other Container Owners                           43%                      40%
Owned Containers                                 23%                      25%
                                               ----                     ----
     Total                                      100%                     100%
                                               ====                     ====

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

        The following chart summarizes the composition of the Cronos fleet (based on TEU thousands), by equipment type, at June 30 for each of the periods indicated:

Equipment Type                                                  1999               1998
--------------                                                  -----              -----
Dry cargo                                                       333.4              342.3
Refrigerated                                                     14.2               15.1
Tank                                                              2.0                2.0
Roll-Trailer                                                      2.1                2.3
Cellular palletwide containers ("CPCs")                           2.4                2.4
Other dry freight specials                                        2.5                1.8
                                                                -----              -----
     Total fleet                                                356.6              365.9
                                                                =====              =====

        In recent months, economic reforms in Asia, as well as in Latin America, have begun to produce gradual improvement in terms of world trade, and there are preliminary indications that containerized trade volumes from North America and Europe to Asia, in particular, may be increasing. Intra-Asian trade, which also had stagnated since the Asia financial crisis began nearly two years ago, has shown increased activity in

                                THE CRONOS GROUP

recent months. These favorable signs, however, have yet to produce any significant positive impact on the Company's operating performance. In spite of the reduced redelivery of on-hire equipment by the ocean carriers, per-diem rental rates have continued to decline as a result of competitive market conditions and high inventories.

        The Company continues to take advantage of its marketing resources in order to seek out leasing opportunities during this period. The short-term objective is to improve utilization by offering greater leasing incentives and actively repositioning equipment to higher-demand locations. While this short-term strategy will increase repositioning expenses, it may also minimize those expenses related to storing off-hire containers. These measures will also provide the longer-term advantage of placing the containers where the demand is greatest.

        The following chart summarizes the combined utilization of the Cronos fleet (based on approximate original equipment cost) at the dates indicated:

                    July 31     June 30      March 31     June 30
                     1999         1999         1999         1998
                    -------     -------      --------     -------
Utilization          75.7%        75.2%        72.6%        80.4%


        During the first six months of 1999, the Company made significant reductions to selling, general and administrative expenses in line with a restructuring program that was announced in late 1998. This program, which has now been substantially completed, involved the reorganization of key activities together with the termination of certain employee positions. In addition, the Company reduced its short-term debt by $20.6 million in accordance with its strategy to refinance certain short-term debt obligations and thereby reduce the cost of debt financing. Through June 30, 1999, this strategy has resulted in the sale by Cronos of $36.6 million of container equipment, at Cronos' original equipment cost, to various third party investor programs. On August 2, 1999, the Company successfully closed a $50.0 million re-financing transaction, the proceeds of which were used to refinance all of the Company's debt scheduled to mature in the next six months. See also "Liquidity and Capital Resources-Capital Resources".

        THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

        Operating profit for the three months ended June 30, 1999 was $0.5 million compared to a loss of $0.6 million during the corresponding period of 1998. Reductions in selling, general and administrative expenses, interest expense and depreciation expense more than offset reduced income from both the owned and managed container fleets.

        Gross lease revenue of $32.1 million in the three months ended June 30, 1999 was $8.0 million, or 19.9% lower than in the corresponding period of 1998. This decline can be attributed to the combined effect of reduced utilization, lower per diem rates and a smaller fleet size representing approximately $3.7 million, $3.3 million and $1.0 million of the reduction respectively.

        Commissions, fees and other income of $1.7 million in the three months ended June 30, 1999 were almost unchanged from the corresponding period in 1998. Increased income, primarily from specialized container products, was partially offset by reduced fees from the disposal of containers and lower finance lease income.

        Direct operating expenses were $7.8 million in the three months to June 30, 1999, a decrease of $0.7 million, or 8.3%, compared to the corresponding period in 1998. Increased storage, reflecting a larger off-hire fleet, was more than offset by reductions in charges for doubtful accounts, repairs, repositioning and handling.

                                THE CRONOS GROUP

        Payments to container owners amounted to $15.1 million during the three months ended June 30, 1999, a decrease of $4.5 million or 23.0%, when compared to the corresponding period in 1998.

        Payments to U.S. Limited Partnerships amounted to $5.7 million, a decline of $2.9 million or 33.9%, when compared to the corresponding period in 1998. Lower average utilization and per-diem rates, as well as a smaller container fleet caused the decline in net lease revenue for this segment. The U.S. Limited Partnership fleet declined from 135,517 TEU at June 30, 1998, to 126,620 TEU at June 30, 1999 as a result of the disposal of older container equipment.

        Payments to Other Container Owners were $9.4 million during the three months ended June 30, 1999, a decrease of $1.6 million, or 14.4%, when compared to the corresponding period of 1998 as lower average utilization and per-diem rates more than offset a larger average fleet size. The increase in the average fleet size was due to transactions involving the sale of equipment from the Owned to the Other Container Owners segment.

        Depreciation and amortization decreased by $0.8 million, or 17.3%, in the three months to June 30, 1999, to $4.0 million due to container sales from the Owned to the Other Container Owners segment.

        Selling, general and administrative expenses decreased to $4.0 million for the three months ended June 30, 1999 from $5.9 million for the three months ended June 30, 1998, a decrease of $1.9 million or 31.6%. The decrease was due primarily to a $1.0 million reduction in manpower and manpower-related costs, together with lower costs related to information technology, professional services and communications.

        Interest expense of $2.9 million for the three months ended June 30, 1999 declined $1.1 million or 27.1%, when compared to the corresponding period in 1998. This decrease is due primarily to a reduction in the average debt balance from $163.8 million to $122.1 million between the second quarters of 1998 and 1999, respectively.

        SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30,
        1998

        Operating profit of $1.0 million for the six months to June 30, 1999 was $1.3 million higher than the $0.3 million loss for the corresponding period in 1998. Reductions in selling, general and administrative expenses, interest expense and depreciation expense more than offset reduced income from both the owned and managed container fleets.

        Gross lease revenue of $66.8 million in the six months to June 30, 1999 was $13.7 million, or 17.1%, lower than in the corresponding period in 1998. This decline can be attributed to the combined effect of reduced utilization, lower per diem rates and a smaller fleet size representing approximately $7.1 million, $4.7 million and $1.9 million of the reduction respectively.

        Commissions, fees and other income of $3.3 million during the six months ended June 30, 1999 were almost unchanged from the corresponding period in 1998. Increased income, primarily from specialized container products, was partially offset by reduced fees from the disposal of containers and lower finance lease income.

        Direct operating expenses were $15.9 million during the six months ended June 30, 1999, a decrease of $1.4 million, or 7.9%, compared to the corresponding period in 1998. Increased storage, reflecting a larger off-hire fleet, was more than offset by reductions in charges for doubtful accounts, repairs, repositioning and handling.

        Payments to container owners decreased to $31.8 million during the six months ended June 30, 1999, a decrease of $7.3 million, or 18.7%, compared to the corresponding period in 1998.

        Payments to U.S. Limited Partnerships amounted to $12.5 million, a decline of $4.8 million or 27.7%, when compared to the corresponding period in 1998. Lower average utilization and per-diem rates, as well as a smaller container fleet, caused the decline in net lease revenue for this segment.

                                THE CRONOS GROUP

        Payments to Other Container Owners were $19.2 million during the six months ended June 30, 1999, a decrease of $2.5 million, or 11.5%, when compared to the corresponding period in 1998, as lower average utilization and per-diem rates more than offset a larger average fleet size. The increase in the average fleet size was due to transactions involving the sale of equipment from both the U.S. Limited Partnerships and Owned segments to the Other Container Owners segment.

        Depreciation and amortization decreased by $1.1 million, or 11.3%, during the six months ended June 30, 1999 to $8.4 million due to container sales from the Owned to the Other Container Owners segment.

        Selling, general and administrative expenses decreased to $8.1 million during the six months ended June 30, 1999 from $11.2 million in the corresponding period of 1998, a decrease of $3.1 million or 27.5%. The decrease was due primarily to a $1.5 million reduction in manpower and manpower-related costs together with costs related to information technology, professional services and communications.

        Interest expense of $6.2 million for the six months to June 30, 1999 was $2.1 million lower, or 25.7%, compared to the corresponding period of 1998 due primarily to a reduction in the average debt balances.

LIQUIDITY AND CAPITAL RESOURCES

        Cash from Operating Activities: Net cash provided by operating activities was $12.0 million and $8.7 million during the first six months of 1999 and 1998, respectively. The net cash generated in 1999 reflected earnings from operations together with the release of $4.9 million of deposits which had been held in escrow, of which $2.7 million was utilized to make payments to third party container owners. In addition, $5.3 million was received from the sale of the Company's stock held as collateral on the Palatin Loans that was utilized in reducing both short-term debt and Mr. Palatin's indebtedness to the Company. The net cash generated in 1998 reflected earnings from operations together with a $8.0 million decrease in new container equipment for resale.

        Cash from Investing Activities: Net cash provided by investing activities was $19.1 million in the first six months of 1999 reflecting sales of container equipment to third party container owners. Net cash used for investing activities was $1.5 million in the first six months of 1998 reflecting purchases of container and other equipment of $2.4 million, which was partly offset by proceeds from equipment sales.

        Cash from Financing Activities: Net cash used by financing activities was $34.9 million during the first six months of 1999 compared to $8.0 million in the corresponding period of 1998. Repayments of debt and capital lease obligations included $20.6 million in short-term debt repayments that were generated from proceeds of container equipment sales. A further $5.3 million of short-term debt was repaid following the sale of the Company's stock held as collateral on the Palatin loans. In 1998, debt repayments of $9.9 million from operating cash were partly offset by $1.9 million of additional funding.

        CAPITAL RESOURCES

        On August 2, 1999, the Company refinanced approximately $47.8 million of its short-term and other indebtedness by establishing a Loan Facility (the "Loan Facility") with MeesPierson N.V., a Dutch financial institution, as agent for itself and First Union National Bank (collectively, the "Lenders"). The borrower under the Loan Facility was Cronos Finance (Bermuda) Limited, a newly-organized, wholly-owned, special purpose subsidiary of the Company ("Cronos Finance"). Cronos Finance borrowed $50.0 million under the Loan Facility for the purpose of acquiring containers from three other direct or indirect wholly-owned subsidiaries (the"Sellers") of the Company and paying certain fees associated with the establishment of the Loan Facility and the fees of certain former lenders. The Sellers utilized the cash proceeds from the sale of the containers to Cronos Finance to repay $47.8 million in principal due by the Sellers to eight different creditors or groups of creditors of the Group, including all indebtedness owed to a group of banks for which Fleet Bank, N.A. acted as agent.

        Monies borrowed under the Loan Facility bear interest at the annual rate of the 3-month LIBOR plus 1.50% (currently 6.8725%). The interest rate will be re-set quarterly. Amounts borrowed under the Loan

                                THE CRONOS GROUP

Facility are repayable over five years, with a balloon payment of 25% of borrowings due at the maturity. To secure the borrowings made under the Loan Facility, the Lenders have been granted: (i) a first priority security interest in the containers purchased by Cronos Finance; (ii) a guarantee by the Company of 20% of the amount of the Credit facility; (iii) a second mortgage over the Company's office building in Windsor, England; and (iv) certain additional collateral. The Company guarantee is secured by (i) a pledge of the capital stock held by the Company in Cronos Finance; (ii) a security interest in the Company's shares of Common Stock of Transamerica Corporation (which are now convertible into shares of Aegon N.V. as a result of the merger of Transamerica with and into Aegon); and (iii) a pledge of the capital stock held by the Company in Cronos Holdings/Investments (U.S.), Inc., a Delaware corporation that, in turn, owns all of the outstanding capital stock of Cronos Capital Corp., the general partner of the Group's U.S. container leasing limited partnerships.

        For establishing the Loan Facility, the Lenders were paid an arrangement fee of 1.50% of the Facility amount, issued 300,000 shares of Common Stock of the Company (150,000 shares to each Lender) and were each granted a warrant to purchase 100,000 shares of the Company's Common Stock at an exercise price of $4.41 per share (the average of the daily closing price of the Company's Common shares during the thirty day period preceding August 2, 1999). While the Lenders have advised the Company that they have no present intent of selling or otherwise disposing of the shares of Common Stock of the Company acquired by them, the Company has agreed to register the 300,000 shares issued to the Lenders under the Securities Act of 1933, as amended, within sixty days of August 2, 1999. In addition, under the Warrant Agreement entered into by the Company and the Lenders, the Lenders have the right to demand registration of the shares issuable thereunder.

        The Company will amortize the arrangement fee it paid to establish the Loan Facility ($0.75 million) and the fair market value of the 300,000 shares it issued to the Lenders to establish the Loan Facility ($1.275 million, determined by multiplying the 300,000 shares by the closing price of the Company's Common Stock on August 2, 1999) over the five-year term of the borrowings made under the Loan Facility.

        The establishment of the Loan Facility and the repayment of approximately $47.8 million in short-term indebtedness will result in a reduction in the annual interest payable by the Company on its indebtedness. Management estimates that the Company's interest cost will be reduced by approximately $1.4 million per annum (assuming no material increase in LIBOR) as a result of the establishment of the Loan Facility from the amounts payable by the Company on its indebtedness as such indebtedness stood prior to the establishment of the Loan Facility. These interest savings will be offset, in part, by the costs of establishing the Facility, including the arrangement fee paid and Common Stock issued to the Lenders and the legal expenses incurred by the Company in establishing the Loan Facility.

        In conjunction with the new facility, the Company has agreed to new financial covenant levels with all of its current lenders and has obtained waivers of non-compliance under current financial covenants. In addition, as part of the facility, all lenders have agreed that the new covenant levels will not be tested until the first quarter of 2000.

                                THE CRONOS GROUP

        YEAR 2000

        The Company's computer systems have undergone modifications in order to render the systems ready for the year 2000. The Company has completed a detailed inventory of all software and hardware systems and has identified all components that need to be modified. The Company has completed all the necessary changes and testing in a dedicated year 2000 environment. The Company anticipates that all compliant code will be live by the end of August 1999. The Company has contacted all of its critical business suppliers and has been advised that their systems are year 2000 compliant. The Company has also confirmed the compliance of its suppliers' products through its own extensive testing. Expenses associated with addressing the year 2000 issues are being recognized as incurred. Management has not yet assessed the year 2000 compliance expense but does not anticipate the costs incurred to date or to be incurred in the future to be in excess of $0.5 million. The Company believes it will be able to resolve any major year 2000 issues.

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

ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Interest rate risk: outstanding borrowings are subject to interest rate risk. Approximately 65% and 60% of total borrowings had floating interest rates at December 31, 1998 and June 30, 1999, respectively.

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

                                THE CRONOS GROUP

                           PART II --OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

SEC Investigation

        As the Company has previously reported, in February 1997, the Company's former independent auditors, Arthur Andersen LLP ("Arthur Andersen"), resigned as auditors to the Company, its subsidiaries, and related partnerships. In connection with its resignation, Arthur Andersen prepared a report pursuant to
Section 10A of the Securities Exchange Act of 1934, as amended, for filing by the Company with the Securities and Exchange Commission ("SEC"). In its report, Arthur Andersen cited, as a reason for its resignation, its inability to obtain what it believed to be adequate responses to its inquiries of former management regarding the payment and subsequent return of $1.5 million paid by the Company purportedly for professional fees in connection with a proposed strategic alliance of the Company. The Arthur Andersen report constituted a "reportable event" under the SEC's Regulation S-K in that it constituted advice to the former management of the Company that information had come to Arthur Andersen's attention that had made it unwilling to be associated with the financial statements prepared by the former management of the Company.

        As a result of the Arthur Andersen report, the SEC commenced a private formal investigation of the Company on February 10, 1997. The focus of the investigation has been to determine whether the Company and persons associated with the Company violated the federal securities laws administered by the SEC. Current management of the Company has been in discussions with the SEC with a view to settling the investigation as to the Company. The Company is hopeful of reaching a settlement of the investigation by the end of 1999. The Company does not believe that any current director or officer of the Company is a subject of the investigation.

Special Litigation Committee:

        The Board of Directors of the Company established a Special Litigation Committee ("Committee") of the Board in July 1998 to examine the relationships between Stefan M. Palatin, the former Chairman of the Board and Chief Executive Officer of the Company, and Contrin Holding S.A. ("Contrin"), Barton Holding Ltd ("Barton"), and affiliated persons. The Committee is also investigating transactions between the Company and its present and former officers and directors for the period from January 1, 1995, to determine whether improper self-dealing occurred between the Company and such persons. The Committee intends to complete its investigation by the end of 1999. The Committee has the power, for and on behalf of the Company, and in consultation with counsel, to pursue the recovery of any damages the Committee concludes may have been suffered by the Company as a result of the transactions or conduct the Committee investigates.

ITEM 2 -- CHANGES IN SECURITIES AND USE OF PROCEEDS

        None

ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

                                THE CRONOS GROUP

ITEM 5 -- OTHER INFORMATION

        CAUTIONARY STATEMENTS FOR THE PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

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

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

Number     Description
------     -----------
4.1        Warrant Agreement, dated as of July 30, 1999, by and between the
           Company and MeesPierson N.V. ("MeesPierson") and First Union National
           Bank ("First Union").

10.20 Guarantee, dated as of July 30, 1999, by and between the Company and MeesPierson, as agent on behalf of itself and First Union.

10.21      Loan Agreement, dated as of July 30, 1999, by and between Cronos
           Finance (Bermuda) Limited ("CFBL") as issuer, and MeesPierson, as agent, on behalf of itself and First Union, as initial noteholders.

10.22 CFBL Secured Note, dated as of July 30, 1999, in the principal amount of U.S. $25,000,000, in favor of MeesPierson.

10.23 CFBL Secured Note, dated as of July 30, 1999, in the principal amount of U.S. $25,000,000, in favor of First Union.

10.24 Issuer Stock Pledge Agreement [CFBL], dated as of July 30, 1999, by and between the Company and MeesPierson, as agent on behalf of itself and First Union.

10.25 Stock Pledge Agreement [Cronos Holdings/Investments (U.S.), Inc.], dated as of July 30, 1999, by and between the Company and MeesPierson, as agent on behalf of itself and First Union.

27         Financial Data Schedule

(b)     Reports on Form 8-K

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

                                        THE CRONOS GROUP

SIGNATURE                                                 TITLE                                   DATE
---------                                                 -----                                   ----
By     /s/ P J Younger                 Executive Vice President, Chief Financial            August 11, 1999
--------------------------------       Officer and Chief Accounting Officer
       Peter J. Younger                (Principal Financial and Accounting Officer)

                                THE CRONOS GROUP

                                  EXHIBIT INDEX

Number  Exhibit                                                                              Page
------  -------                                                                              ----
4.1     Warrant Agreement, dated as of July 30, 1999, by and between the Company and MeesPierson N.V. ("MeesPierson") and First Union National Bank
        ("First Union").                                                                      [ ]

10.20 Guarantee, dated as of July 30, 1999, by and between the Company and MeesPierson, as agent on behalf of itself and First Union. [ ]

10.21   Loan Agreement, dated as of July 30, 1999, by and between Cronos Finance
        (Bermuda) Limited ("CFBL") as issuer, and MeesPierson, as agent, on
        behalf of itself and First Union, as initial noteholders.                             [ ]

10.22   CFBL Secured Note, dated as of July 30, 1999, in the principal amount of
        U.S. $25,000,000, in favor of MeesPierson.                                            [ ]

10.23   CFBL Secured Note, dated as of July 30, 1999, in the principal amount of
        U.S. $25,000,000, in favor of First Union.                                            [ ]

10.24   Issuer Stock Pledge Agreement [CFBL], dated as of July 30, 1999, by and between the Company and MeesPierson, as agent on behalf of itself and
        First Union.                                                                          [ ]

10.25   Stock Pledge Agreement [Cronos Holdings/Investments (U.S.), Inc.], dated as of July 30, 1999, by and between the Company and MeesPierson, as
        agent on behalf of itself and First Union.                                            [ ]

27.     Financial Data Schedule 19