Form 10-Q
period 1999-09-30
CRONOS GROUP
filed 1999-11-15
CIK 919869

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                            ------------------------

(MARK ONE)

     [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1999

                                       OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM: ____________ TO ____________ .

                        COMMISSION FILE NUMBER: 0-24464

                            ------------------------

                                THE CRONOS GROUP
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  LUXEMBOURG                                   NOT APPLICABLE
(STATE OR OTHER JURISDICTION OF INCORPORATION       (I.R.S EMPLOYER IDENTIFICATION NO.)
               OR ORGANIZATION)

            16, ALLEE MARCONI, BOITE POSTALE 260, L-2120 LUXEMBOURG
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)(ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODES: (352) 453145

                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     The number of Common Shares outstanding as of November 11, 1999:

                    CLASS                               NUMBER OF SHARES OUTSTANDING
                    -----                               ----------------------------
                    Common                                       9,158,378

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                THE CRONOS GROUP

                               TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION.............................    3
Item 1 -- Financial Statements..............................    3
     Management Representation..............................    3
     Consolidated Statements of Operations..................    4
     Consolidated Balance Sheets............................    5
     Consolidated Statements of Cash Flows..................    6
     Consolidated Statements of Shareholders' Equity........    7
     Notes to the Consolidated Financial Statements.........    8

  Item 2 -- Management's Discussion and Analysis of
            Financial Condition and Results of Operations...   12
     General................................................   12
     Three Months Ended September 30, 1999, Compared to
      Three Months Ended September 30, 1998.................   14
     Nine Months Ended September 30, 1999, Compared to Nine
      Months Ended September 30, 1998.......................   15
     Liquidity and Capital Resources........................   16

  Item 3 -- Quantitative and Qualitative Disclosures about
     Market Risk............................................   17

PART II -- OTHER INFORMATION................................   18

  Item 1 -- Legal Proceedings...............................   18
  Item 2 -- Changes in Securities and Use of Proceeds.......   18
  Item 3 -- Defaults Upon Senior Securities.................   18
  Item 4 -- Submission of Matters to a Vote of Security
     Holders................................................   18
  Item 5 -- Other Information...............................   19
  Item 6 -- Exhibits and Reports on Form 8-K................   19

                                THE CRONOS GROUP

                        PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

  Management Representation

     The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that the disclosures are adequate to make the information presented not misleading.

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

                                THE CRONOS GROUP

                     CONSOLIDATED STATEMENTS OF OPERATIONS
           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                  THREE MONTHS ENDED        NINE MONTHS ENDED
                                                    SEPTEMBER 30,             SEPTEMBER 30,
                                                ----------------------    ----------------------
                                                  1999         1998         1999         1998
                                                ---------    ---------    ---------    ---------
GROSS LEASE REVENUE...........................  $  32,307    $  39,943    $  99,139    $ 120,511
Commissions, fees and other income
  US Limited Partnerships.....................        334          343        1,020        1,013
  Unrelated parties...........................      1,665        1,025        4,267        3,542
Gain on marketable securities.................      1,200           --        1,200           --
                                                ---------    ---------    ---------    ---------
TOTAL REVENUES................................     35,506       41,311      105,626      125,066
                                                ---------    ---------    ---------    ---------

  Direct operating expenses...................      7,365        9,836       23,228       27,051
Payments to container owners
  US Limited Partnerships.....................      6,131        7,474       18,666       24,812
  Unrelated parties...........................     10,297       11,104       29,535       32,847
Depreciation and amortization.................      3,991        4,576       12,376       14,028
Selling, general and administrative
  expenses....................................      4,175        5,515       12,314       16,741
Financing and recomposition expenses..........         --          571           --        1,055
Interest expense..............................      2,288        4,132        8,444       12,422
                                                ---------    ---------    ---------    ---------
TOTAL EXPENSES................................     34,247       43,208      104,563      128,956
                                                ---------    ---------    ---------    ---------

  PROFIT (LOSS) BEFORE INCOME TAXES...........      1,259       (1,897)       1,063       (3,890)
Income taxes..................................         --           67           --          302
                                                ---------    ---------    ---------    ---------
NET PROFIT (LOSS).............................  $   1,259    $  (1,964)   $   1,063    $  (4,192)
                                                =========    =========    =========    =========
EARNINGS (LOSS) PER COMMON SHARE -- (BASIC AND
  DILUTED)....................................  $    0.14    $   (0.22)   $    0.12    $   (0.47)
                                                =========    =========    =========    =========
BASIC AND DILUTED SHARES OUTSTANDING..........  9,058,378    8,858,378    8,925,045    8,858,378

  The accompanying notes are an integral part of these consolidated financial statements.

                                THE CRONOS GROUP

                          CONSOLIDATED BALANCE SHEETS
           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1999             1998
                                                              -------------    ------------
                                                               (UNAUDITED)
ASSETS
Cash and cash equivalents...................................    $  8,169         $  9,281
Amounts due from lessees (net)..............................      27,619           33,215
Amounts receivable from container owners....................       9,826           10,265
New container equipment for resale..........................      10,084              315
Net investment in direct finance leases.....................       1,325            3,504
Investments.................................................       2,321            1,458
Container equipment (net)...................................     139,566          168,243
Property and other equipment (net)..........................      12,142           13,273
Intangible assets...........................................      13,576           14,088
Amounts receivable from related parties (net)...............          --            5,500
Other assets including prepayments..........................      20,610           20,837
                                                                --------         --------
TOTAL ASSETS................................................    $245,238         $279,979
                                                                ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Amounts payable to container owners.........................    $ 26,261         $ 31,314
Amounts payable to container manufacturers..................      10,119              101
Other amounts payable and accrued expenses..................      17,965           23,159
Debt and capital lease obligations..........................     113,891          148,466
Current and deferred income taxes...........................       7,467            8,085
Deferred income and unamortized acquisition fees............      10,864           12,767
                                                                --------         --------
TOTAL LIABILITIES...........................................     186,567          223,892
                                                                --------         --------
SHAREHOLDERS' EQUITY
Common shares...............................................      18,317           17,717
Additional paid-in capital..................................      49,928           49,108
Share subscriptions receivable..............................         (82)            (123)
Deficit.....................................................      (9,492)         (10,615)
                                                                --------         --------
TOTAL SHAREHOLDERS' EQUITY..................................      58,671           56,087
                                                                --------         --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................    $245,238         $279,979
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

                                THE CRONOS GROUP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                1999       1998
                                                              --------    -------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................  $  8,566    $10,466
                                                              --------    -------
INVESTING ACTIVITIES:
Purchase of container and other equipment...................      (304)    (2,914)
Proceeds from sales of container and other equipment........    19,553      1,993
Proceeds from sale of marketable securities.................       308         --
Proceeds from sale of investment in finance lease
  equipment.................................................     1,000         --
Repayment of amounts receivable from related party..........     5,279         --
                                                              --------    -------
NET CASH PROVIDED (USED) FOR INVESTING ACTIVITIES...........    25,836       (921)
                                                              --------    -------

FINANCING ACTIVITIES:
Proceeds from issuance of debt..............................    50,208      1,889
Repayments of term debt and capital lease obligations.......   (85,722)   (15,609)
                                                              --------    -------
NET CASH USED BY FINANCING ACTIVITIES.......................   (35,514)   (13,720)
                                                              --------    -------

NET DECREASE IN CASH AND CASH EQUIVALENTS...................    (1,112)    (4,175)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............     9,281     14,455
                                                              --------    -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $  8,169    $10,280
                                                              ========    =======

Supplementary disclosure of cash flow information:
  Cash paid during the period for:
     interest...............................................  $  8,519    $12,898
     income taxes...........................................       483        563
  Cash received during the period for:
     interest...............................................       416        904
     income taxes...........................................        29        229
  Non-cash investing and financing activities:
     container equipment acquired under capital lease.......     1,257         --

  The accompanying notes are an integral part of these consolidated financial statements.

                                THE CRONOS GROUP

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                         ACCUMULATED                   RETAINED
                                           ADDITIONAL       SHARE           OTHER        RETAINED      EARNINGS         TOTAL
                                 COMMON     PAID-IN     SUBSCRIPTIONS   COMPREHENSIVE    EARNINGS     (DEFICIT)     SHAREHOLDERS'
                                 SHARES     CAPITAL      RECEIVABLE        INCOME       RESTRICTED   UNRESTRICTED      EQUITY
                                 -------   ----------   -------------   -------------   ----------   ------------   -------------
NINE MONTHS ENDED SEPTEMBER 30,
  1999
Balance, December 31, 1998.....  $17,717    $49,108         $(123)         $   --         $1,772       $(12,387)       $56,087
Common share grant.............     600         615            --              --             60             --          1,275
Grant of common share
  warrants.....................      --         246            --              --             --             --            246
MEIP lapses....................      --         (41)           41              --             --             --             --
Net profit.....................      --          --            --              --             --          1,063          1,063
                                 -------    -------         -----          ------         ------       --------        -------
Balance, September 30, 1999....  $18,317    $49,928         $ (82)         $   --         $1,832       $(11,324)       $58,671
                                 =======    =======         =====          ======         ======       ========        =======

NINE MONTHS ENDED SEPTEMBER 30,
  1998

Balance, December 31, 1997.....  $17,717    $49,154         $(169)         $1,159         $1,772       $  4,080        $73,713
Net loss.......................      --          --            --              --             --         (4,192)        (4,192)
                                 -------    -------         -----          ------         ------       --------        -------
Balance, September 30, 1998....  $17,717    $49,154         $(169)         $1,159         $1,772       $   (112)       $69,521
                                 =======    =======         =====          ======         ======       ========        =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                THE CRONOS GROUP

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. The consolidated financial statements include the accounts of The Cronos Group and its wholly-owned subsidiaries (the "Company"). All material intercompany accounts and transactions have been eliminated.

     The Company's accounting records are maintained in United States dollars and the consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States.

2. OPERATING SEGMENT DATA

     Condensed segment information is provided in the tables below:

                                                                         OTHER
                                                         US LIMITED    CONTAINER     OWNED
                                                        PARTNERSHIPS    OWNERS     CONTAINERS    TOTAL
                                                        ------------   ---------   ----------   --------
THREE MONTHS ENDED SEPTEMBER 30, 1999
Gross lease revenue...................................    $10,629       $14,063     $  7,615    $ 32,307
Operating profit before indirect items................      1,967         1,214        1,331       4,512
Operating profit......................................        375            89          651       1,115
Segment assets........................................     19,859        20,048      160,655     200,562

THREE MONTHS ENDED SEPTEMBER 30, 1998
Gross lease revenue...................................    $13,652       $16,319     $  9,972    $ 39,943
Operating profit before indirect items................      2,849         1,658           --       4,507
Operating profit (loss)...............................        818          (224)      (1,222)       (628)
Segment assets........................................     24,898        22,427      194,190     241,515

NINE MONTHS ENDED SEPTEMBER 30, 1999
Gross lease revenue...................................    $33,162       $41,841     $ 24,136    $ 99,139
Operating profit before indirect items................      6,488         4,316        2,635      13,439
Operating profit......................................      1,755           271           73       2,099
Segment assets........................................     19,859        20,048      160,655     200,562

NINE MONTHS ENDED SEPTEMBER 30, 1998
Gross lease revenue...................................    $42,141       $47,913     $ 30,457    $120,511
Operating profit before indirect items................      8,589         5,740          702      15,031
Operating profit (loss)...............................      2,232           (94)      (3,066)       (928)
Segment assets........................................     24,898        22,427      194,190     241,515

     Reconciliation of operating profit (loss) for reportable segments to profit
(loss) before taxes:

                                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                                          SEPTEMBER 30,         SEPTEMBER 30,
                                                       -------------------    ------------------
                                                        1999        1998       1999       1998
                                                       -------    --------    -------    -------
Operating profit (loss)..............................  $1,115     $  (628)    $ 2,099    $  (928)
Gain on marketable securities........................   1,200          --       1,200         --
Selling, general and administrative expenses.........    (885)       (555)     (1,724)    (1,468)
Amortization of intangibles..........................    (171)       (143)       (512)      (439)
Financing and recomposition expenses.................      --        (571)         --     (1,055)
                                                       ------     -------     -------    -------
Profit (loss) before income taxes....................  $1,259     $(1,897)    $ 1,063    $(3,890)
                                                       ======     =======     =======    =======

                                THE CRONOS GROUP

3. EARNINGS PER COMMON SHARE

     Basic earnings per share have been calculated by dividing net profit (loss) available to common shareholders by the weighted average number of common shares outstanding during each of the periods presented.

     The average market price of the common shares during the period was less than the exercise price of options and warrants to acquire common shares and accordingly there was no dilution.

4. AMOUNTS RECEIVABLE FROM CONTAINER OWNERS

     Amounts receivable from container owners include amounts due from related parties of $6.6 million and $7.7 million at September 30, 1999 and December 31, 1998, respectively.

5. INVESTMENTS IN RELATED PARTIES

     Investments in related parties comprise general partnership investments and further limited partnership investments in ten sponsored funds. These general and limited partner investments are accounted for on the equity method. The subsidiary of the Company which acts as a general partner maintains insurance for bodily injury, death and property damage for which a partnership may be liable, and may be contingently liable for uninsured obligations of the partnerships.

     The investment in US Limited Partnerships was $0.1 million and $0.1 million at September 30, 1999 and December 31, 1998, respectively.

6. CONTAINER EQUIPMENT

     Container equipment is net of accumulated depreciation of $62.5 million and $59.6 million at September 30, 1999 and December 31, 1998, respectively.

7. AMOUNTS PAYABLE TO CONTAINER OWNERS

     Amounts payable to container owners include amounts payable to related parties of $11.5 million and $13.3 million at September 30, 1999 and December 31, 1998, respectively.

8. DEBT AND CAPITAL LEASE OBLIGATIONS

     Debt and capital lease obligations include amounts due within twelve months of $16.6 million and $87.3 million at September 30, 1999 and December 31, 1998, respectively. On August 2, 1999, the Company closed a $50.0 million re-financing transaction, the proceeds of which were used to refinance $47.8 million of short-term debt. See also "Liquidity and Capital Resources-Capital Resources".

                                THE CRONOS GROUP

9. COMMITMENTS AND CONTINGENCIES (TO BE READ IN CONJUNCTION WITH NOTE 21 TO THE 1998 CONSOLIDATED FINANCIAL STATEMENTS)

  i. Commitments

     The Company has placed orders with container manufacturers of $7.5 million at September 30, 1999. These orders relate to containers to be purchased for container owners and for the Company.

  ii. Contingencies -- Austrian allegations

     Since 1983, a subsidiary of the Company has managed containers for Austrian investment entities sponsored by companies owned or controlled by Contrin Holding S.A., a Luxembourg holding company ("Contrin"), and for Contrin itself.

     The Company is in a dispute with Contrin over $2.6 million that Contrin claims was remitted to the Company in 1994 for the purchase of containers, but that the Company asserts that it did not receive.

     The Company's former Chairman, Stefan M. Palatin, purportedly acknowledged in 1995 the receipt of the $2.6 million for the purchase of containers, but the monies were not deposited into a Company account. Prior to Contrin's allegation that the former Chairman of the Company had acknowledged receipt of the $2.6 million, the Company's current management had not been aware of the Chairman's purported acknowledgement. In addition, the Company has determined that a $0.4 million distribution to third party Contrin investors was paid by the Company in December 1994 into the same bank account into which the $2.6 million was apparently deposited.

     Contrin has advised the Company that Contrin will commence proceedings against the Company to collect the $2.6 million, plus interest, if this sum is not paid by the Company to Contrin. While the Company believes that it has meritorious defenses to Contrin's claims, the Company is unable to predict the outcome of the dispute.

     Contrin investors have also made claims with respect to alleged transactions between third parties and companies alleged to be connected to Mr. Palatin, involving the purchase and sale of containers in a manner designed to secure a tax mitigation advantage to those third parties. It is alleged that sums remain owing to the third parties by one or more of these companies in connection with the pre-arranged trading in containers. Current management of the Company believes that the Company was not involved in these transactions, that the Company had no access to the records of the alleged transactions and, so far as the Company has managed the containers, the Company has acted in accordance with instructions from authorized representatives of the third parties.

                                THE CRONOS GROUP

     The Special Litigation Committee of the Board is currently investigating transactions between the Company and Mr. Palatin and entities, including Contrin, that may be related to Mr. Palatin. The Committee anticipates completing its investigation by the end of 1999. It has been granted the authority by the Board to pursue appropriate remedies in the event that it concludes that one or more present or former officers or directors of the Company engaged in misconduct or improper self-dealing that has damaged the Company.

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

  iii. Contingencies -- Arbitration

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

     The following chart summarizes the composition of the Cronos fleet (based on original equipment cost) at September 30 for each of the periods indicated:

                                                              1999    1998
                                                              ----    ----
U.S. Public Limited Partnerships............................   34%     34%
Other Container Owners......................................   44%     41%
Owned Containers............................................   22%     25%
                                                              ---     ---
          Total.............................................  100%    100%
                                                              ===     ===

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

     The following chart summarizes the composition of the Cronos fleet (based on TEU thousands), by equipment type, at September 30 for each of the periods indicated:

                       EQUIPMENT TYPE                         1999     1998
------------------------------------------------------------  -----    -----
Dry cargo...................................................  341.7    340.0
Refrigerated................................................   13.9     14.8
Tank........................................................    2.0      2.0
Roll-Trailer................................................    1.9      2.3
Cellular palletwide containers ("CPCs").....................    2.5      2.4
Other dry freight specials..................................    2.6      2.0
                                                              -----    -----
          Total fleet.......................................  364.6    363.5
                                                              =====    =====

                                THE CRONOS GROUP

     In recent months, economic reforms in Asia, as well as in Latin America, have begun to produce gradual improvement in terms of world trade, and there are preliminary indications that containerized trade volumes from North America and Europe to Asia, in particular, may be increasing. Intra-Asian trade, which also had stagnated since the Asia financial crisis began nearly two years ago, has shown increased activity in recent months. These favorable signs, however, have yet to produce any significant positive impact on the Company's operating performance. In spite of the reduced redelivery of on-hire equipment by the ocean carriers, per-diem rental rates have continued to decline as a result of competitive market conditions and high inventories.

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

     The following chart summarizes the combined utilization of the Cronos fleet (based on approximate original equipment cost) at the dates indicated:

                          SEPTEMBER 30,    JUNE 30,    MARCH 31,    DECEMBER 31,    SEPTEMBER 30,
                              1999           1999        1999           1998            1998
                          -------------    --------    ---------    ------------    -------------
Utilization.............      77.0%          75.2%       72.6%          75.3%           78.3%

     In the first nine months of 1999, the Company implemented a strategy that was designed to reduce overhead expenses and to refinance short-term debt.

     Firstly, the Company has made significant reductions to selling, general and administrative expenses under a program that involved the reorganization of key activities together with the termination of certain employee positions.

     Secondly, in the first half of the year the Company reduced its short-term debt by $20.6 million under a program that involved the sale of container equipment to third party investor programs. The refinancing plan was completed in August with the closure of a $50 million transaction, the proceeds of which were used to refinance $47.8 million of debt and capital lease obligations. See also "Liquidity and Capital Resources-Capital Resources".

                                THE CRONOS GROUP

  THREE MONTHS ENDED SEPTEMBER 30, 1999, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

     Operating profit for the three months ended September 30, 1999, was $1.1 million compared to a loss of $0.6 million during the corresponding period of 1998. Reduced income from both the owned and managed fleet was more than offset by lower selling, general and administrative expenses, interest expense and depreciation expense and higher commission, fees and other operating income.

     Gross lease revenue of $32.3 million in the three months ended September 30, 1999, was $7.6 million, or 19.1%, lower than in the corresponding period of 1998. Of this decline, $7.3 million can be attributed to the combined effect of reduced utilization and lower per diem rates and $0.3 million is attributable to a smaller fleet size.

     Commissions, fees and other income of $2.0 million were $0.6 million, or 46.1%, higher than in the same period of 1998. Increased income from specialized container products and fees earned on container disposals were partly offset by lower finance lease income.

     Gain on marketable securities represents the profit recognized on shares which were released from escrow further to the partial resolution of post-closing reports and adjustments in connection with an Agreement and Plan of Merger (see Note 9 to the 1998 Consolidated Financial Statements).

     Direct operating expenses of $7.4 million for the three months to September 30, 1999, were $2.5 million, or 25.1%, lower than the third quarter of 1998. Lower charges for doubtful accounts, repositioning, repairs and handling were partly offset by higher storage expenses.

     Payments to container owners of $16.4 million during the three months ended September 30, 1999, were $2.2 million, or 11.6%, lower when compared to the corresponding period in 1998.

     Payments to U.S. Limited Partnerships amounted to $6.1 million, a decline of $1.3 million or 18.0%, when compared to the corresponding period in 1998. Lower average utilization and per-diem rates, as well as a smaller container fleet resulted in a decline in gross lease revenue for this segment.

     Payments to Other Container Owners were $10.3 million during the three months to September 30, 1999, a decrease of $0.8 million, or 7.3%, when compared to the corresponding period of 1998 as lower average utilization and per-diem rates more than offset a larger average fleet size. The increase in the average fleet size was due to transactions involving the sale of equipment from the Owned to the Other Container Owner segment during the first half of the year together with $13.5 million of new container production in the third quarter of 1999.

     Depreciation and amortization decreased by $0.6 million, or 12.8%, in the three months to September 30, 1999, to $4.0 million due to container sales from the Owned to the Other Container Owner segment.

     Selling, general and administrative expenses decreased to $4.2 million for the three months ended September 30, 1999, from $5.5 million for the three months to September 30, 1998, a decrease of $1.3 million or 24.3%. The decrease was caused by reductions in manpower and manpower-related costs, together with lower costs related to professional services and information technology.

     During the three months ended September 30, 1999, the Company incurred a total of $0.2 million of non-operating manpower and professional services costs.

     Interest expense of $2.3 million for the three months ended September 30, 1999, declined by $1.8 million or 44.6%, when compared to the corresponding period in 1998. This decrease is due to a reduction in the average debt balance from $156.8 million to $114.4 million between the third quarters of 1998 and 1999, respectively together with a reduction in the average interest rate reflecting the effect of refinanced debt.

                                THE CRONOS GROUP

  NINE MONTHS ENDED SEPTEMBER 30, 1999, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

     Operating profit of $2.1 million for the nine months to September 30, 1999, was $3.0 million higher than the $0.9 million loss for the corresponding period in 1998 due primarily to reductions in selling, general and administrative expenses.

     Gross lease revenue of $99.1 million in the nine months to September 30, 1999, was $21.4 million, or 17.7%, lower than in the corresponding period in 1998. This decline can be attributed to the combined effect of lower per diem rates, reduced utilization and a smaller fleet size representing approximately $10.0 million, $8.6 million and $2.8 million of the reduction respectively.

     Commissions, fees and other income of $5.3 million during the nine months ended September 30, 1999, were $0.7 million, or 16.1%, higher than in the same period of 1998. Increased income, primarily from specialized container products, was partially offset by reduced finance lease and investment income.

     Direct operating expenses of $23.2 million were $3.8 million, or 14.1%, lower than in the first nine months of 1998. Increased storage, reflecting a larger off-hire fleet, was more than offset by reductions in charges for doubtful accounts, repositioning, repairs, and handling.

     Payments to container owners decreased to $48.2 million during the nine months ended September 30, 1999, a decrease of $9.5 million, or 16.4%, compared to the corresponding period in 1998.

     Payments to U.S. Limited Partnerships of $18.7 million were $6.1 million, or 24.8%, lower than in the nine months to September 1998 reflecting lower average utilization and per-diem rates, as well as a smaller container fleet.

     Payments to Other Container Owners were $29.5 million during the nine months to September 30, 1999, a decrease of $3.3 million, or 10.1%, when compared to the corresponding period in 1998, as lower average utilization and per-diem rates more than offset a larger average fleet size. The increase in the average fleet size was due to transactions involving the sale of equipment from both the U.S. Limited Partnerships and Owned segments to the Other Container Owners segment.

     Depreciation and amortization decreased by $1.7 million, or 11.8%, during the nine months ended September 30, 1999, to $12.4 million due to container sales from the Owned to the Other Container Owners segment.

     Selling, general and administrative expenses decreased to $12.3 million in the nine months to September 30, 1999, from $16.7 million in the corresponding period of 1998, a decrease of $4.4 million or 26.4%. The decrease was due to a $2.2 million reduction in manpower and manpower-related costs together with reductions in costs related to information technology, professional services and communications.

     Selling, general and administrative costs for the nine months ended September 30, 1999, included a total of $0.3 million of non-operational manpower and professional services costs.

     Interest expense of $8.4 million for the nine months to September 30, 1999, was $4.0 million, or 32.0%, lower than in the corresponding period of 1998 due to reductions in the average debt balance and in the average interest rate.

                                THE CRONOS GROUP

LIQUIDITY AND CAPITAL RESOURCES

     Cash from Operating Activities: Net cash provided by operating activities was $8.6 million and $10.5 million during the nine months of 1999 and 1998, respectively. The net cash generated in 1999 reflected earnings from operations together with the release of $5.6 million of deposits which had been held in escrow, of which $3.2 million was utilized to make payments to third party container owners. The net cash generated in 1998 reflected earnings from operations together with a $8.0 million decrease in new container equipment for resale which were partly offset by payments of $7.6 million to manufacturers.

     Cash from Investing Activities: Net cash provided by investing activities was $25.8 million in the first nine months of 1999 reflecting sales of $19.6 million of container equipment to third party container owners and the receipt of $5.3 million in respect of a related party loan. Net cash used for investing activities was $0.9 million in the nine months to September 30, 1998, reflecting purchases of container and other equipment of $2.9 million, which was partly offset by proceeds from equipment sales.

     Cash from Financing Activities: Net cash used by financing activities was $35.5 million during the first nine months of 1999 compared to $13.7 million in the corresponding period of 1998. The Company utilized the proceeds of a $50 million loan to refinance $47.8 of indebtedness. In addition to this, debt and capital lease obligations included $20.6 million of repayments that were generated from proceeds of container equipment sales together with a repayment of $5.3 million following the sale of the Company's stock held as collateral against related party loans. In 1998, debt repayments of $15.6 million from operating cash were partly offset by $1.9 million of additional funding.

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

YEAR 2000

     The Company's computer systems have undergone modifications in order to render the systems ready for the year 2000. The Company has completed a detailed inventory of all software and hardware systems and has identified all components that required modification. The Company has completed all the necessary changes and testing in a dedicated year 2000 environment. All compliant code was made live in August 1999. The Company has contacted all of its critical business suppliers and has been advised that their systems are year 2000 compliant. The Company has also confirmed the compliance of its suppliers' products through its own extensive testing. Expenses associated with addressing the year 2000 issues are being recognized as incurred. Management has not yet assessed the year 2000 compliance expense but does not anticipate the costs incurred to date or to be incurred in the future to be in excess of $0.5 million. The Company believes it will be able to resolve any major year 2000 issues.

                                THE CRONOS GROUP

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

ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest rate risk: outstanding borrowings are subject to interest rate risk. Approximately 70% and 65% of total borrowings had floating interest rates at September 30, 1999, and December 31, 1998, respectively.

     Exchange rate risk: Substantially all of the Company's revenues are billed and paid in U.S. dollars and a significant portion of costs are billed and paid in U.S. dollars. Of the remaining costs, the majority are individually small, unpredictable and incurred in various denominations and thus are not suitable for cost effective hedging. From time to time, Cronos hedges a portion of the expenses that are predictable and are principally in U.K. pounds sterling. In addition, almost all of the Company's container purchases are paid for in U.S. dollars.

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

ITEM 2 -- CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable

ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES

     Not applicable

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

                                THE CRONOS GROUP

ITEM 5 -- OTHER INFORMATION

     CAUTIONARY STATEMENTS FOR THE PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This Quarterly Report on Form 10-Q contains statements relating to future results of the Company, including certain projections and business trends, that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995, including, without limitation, (a) the outcome of contingent Austrian allegations as detailed in Note 9, of this document, to the Consolidated Financial Statements; (b) the statements in Management's Discussion and Analysis of Financial Condition and Results of Operations concerning (i) preliminary indications that trade volumes from North America and Europe to Asia may be increasing; (ii) the Company's expectation that its repositioning strategy will place container equipment in higher demand locations and that it will improve utilization; (c) the statements under Year 2000 concerning (i) the Company's belief that it will be able to resolve any major year 2000 issues;
(ii) the Company's belief that the possibility of a year 2000 failure is remote;
(d) the statement in Quantitative and Qualitative Disclosures about Market Risk concerning the Company's belief that it will not be materially affected by the introduction of the single European Currency and (e) the statements under Legal Proceedings concerning (i) the Company's hope of settling the SEC investigation by the end of 1999; (ii) the Company's belief that current officers or directors are not subjects of the SEC investigation; and (iii) the potential outcome of the investigation of the Special Litigation Committee.

     Forward-looking statements are based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to changes in: economic conditions; trade policies; demand for and market acceptance of leased marine cargo containers; competitive utilization and per-diem rental rate pressures as well as other risks and uncertainties, including but not limited to those described above under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations in the discussion of the marine container leasing business; Item 3, Quantitative and Qualitative Disclosures about Market Risk and under Part II -- Item 1, Legal Proceedings and Item 5, Other Information and those risks and uncertainties detailed from time to time in the filings of the Company with the Securities and Exchange Commission.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        Exhibit
        Number                             Description
        -------                            -----------
          27       Financial Data Schedule

     (b) Reports on Form 8-K

     On August 20, 1999, a Current Report on Form 8-K was filed by the Company reporting the Company's decision to replace its independent auditors, Moore Stephens.

     On August 23, 1999, an Amendment was filed to the Report on Form 8-K filed on August 20, 1999, due to the inadvertent omission of the signature to the filing.

     On August 27, 1999, an Amendment No. 2 was filed to the Report on Form 8-K filed on August 20, 1999, for inclusion by way of exhibit of a letter from Moore Stephens affirming their agreement with the statements in the filing concerning their firm.

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

                                THE CRONOS GROUP

             SIGNATURE                                 TITLE                        DATE
             ---------                                 -----                        ----

        By: /s/ P J YOUNGER                  Executive Vice President,        November 11, 1999
------------------------------------        Chief Financial Officer and
          Peter J. Younger                    Chief Accounting Officer
                                        (Principal Financial and Accounting
                                                      Officer)

                                THE CRONOS GROUP

                                 EXHIBIT INDEX

        EXHIBIT
        NUMBER                             DESCRIPTION
        -------                            -----------
          27       Financial Data Schedule