Form 10-K
period 1999-12-31
CRONOS GROUP
filed 2000-03-30
CIK 919869

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      ------------------------------------
                                   Form 10-K
                      ------------------------------------

(Mark One)
   [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended: December 31, 1999
                                         OR
   [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from:           to
                          Commission file number: 0-24464

                                THE CRONOS GROUP
             (Exact name of Registrant as specified in its charter)

                  LUXEMBOURG                                   NOT APPLICABLE
(State or other Jurisdiction of incorporation       (I.R.S Employer Identification No.)
               or organization)

            16, ALLEE MARCONI, BOITE POSTALE 260, L-2120 LUXEMBOURG
              (Address of principal executive offices) (zip code)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODES:
                                  (352) 453145
                      ------------------------------------

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock of the registrant held by non-affiliates as of March 23, 2000 (Common Shares) was approximately $49,744,305.

     The number of Common Shares outstanding as of March 23, 2000:

             CLASS                 NUMBER OF SHARES OUTSTANDING
             -----                 ----------------------------
             Common                         9,158,378

     Portions of the following documents have been incorporated by reference into this report.

                          DOCUMENT                            PARTS IN WHICH INCORPORATED
                          --------                            ---------------------------
Registrant's Registration Statement On Form S-8, dated
  February 25, 2000                                                      Part I
Registrant's Current Report On Form 8-K, dated January 21,
  2000                                                                   Part I
Registrant's Quarterly Report On Form 10-Q, for the Quarter
  Ended June 30, 1999                                                   Part II

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                THE CRONOS GROUP
                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
Introductory Note...........................................   ii
                              PART I
Item 1 -- Description of Business...........................    1
Item 2 -- Properties........................................   10
Item 3 -- Legal Proceedings.................................   11
Item 4 -- Submission of Matters to a Vote of Security
  Holders...................................................   12
                             PART II
Item 5 -- Market for the Company's Common Equity and Related
  Stockholder Matters.......................................   13
Item 6 -- Selected Financial Data...........................   14
Item 7 -- Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................   15
Item 7A -- Quantitative and Qualitative Disclosures about
  Market Risk...............................................   22
Item 8 -- Financial Statements and Supplementary Data.......   23
Item 9 -- Changes In and Disagreements With Accountants on
  Accounting and Financial Disclosure.......................   23
                             PART III
Item 10 -- Directors and Executive Officers of Registrant...   24
Item 11 -- Executive Compensation...........................   27
Item 12 -- Security Ownership of Certain Beneficial Owners
  and Management............................................   33
Item 13 -- Certain Relationships and Related Transactions...   35
                             PART IV
Item 14 -- Exhibits, Financial Statement Schedules, and
  Reports on Form 8-K.......................................   37

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

     All statements in this report regarding the market for the Company's container leasing services and the Company's revenues, expenses, and financial condition, and any statement containing the words "anticipate," "believe," "plan," "estimate," "expect," "intend," or other similar expressions, constitute forward-looking statements. Our actual results of operations may differ materially from those contained in any forward-looking statement. This cautionary statement applies to all forward-looking statements wherever they appear in this report.

     An investment in the Common Shares of the Company involves a high degree of risk. The risks that attend the Company and its business include the following:

          The Company is heavily dependent upon third parties to supply it with the capital needed to acquire containers; such capital may not be available to the Company to enable it to expand its fleet of containers.

          The Company is in a dispute with a group of container owners who claim that the Company owes it $2.6 million.

          The Company settled an SEC investigation in November 1999. The Company agreed to cease and desist from committing or causing any future violation of certain antifraud, reporting, record keeping, and internal control provisions of the Federal securities laws.

          The market for the Company's outstanding shares of Common Stock is not liquid. The Company's four largest groups of shareholders control approximately 60% of its outstanding Common Shares. For 1999, the average daily trading volume in the Company's shares was 9,288 shares, or approximately 0.1% of the Company's outstanding shares.

     For a fuller statement of the risk factors attendant to an investment in the Company's Common Shares, see the section entitled "Risk Factors" in the Registration Statement on Form S-8 that the Company filed with the SEC on February 25, 2000. For a discussion of the container leasing industry and the Company's business, see "Description of Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein. For a discussion of the Company's legal proceedings, see "Legal Proceedings" herein; and for a discussion of the market for the Company's Common Shares, see "Market for the Company's Common Equity and Related Shareholder Matters" herein.

                                     PART I

ITEM 1 -- DESCRIPTION OF BUSINESS

     INTRODUCTION

     The Company is a limited liability company (societe anonyme) organized in Luxembourg with its registered office at 16, Allee Marconi, Boite Postale 260, L-2120 Luxembourg (telephone (352) 453145). The Company is registered with the Luxembourg Registrar of Companies under registration number R.C.S. Lux. B. 27489. Cronos Containers Limited, the Company's principal container leasing subsidiary, is a UK corporation located at Orchard Lea, Winkfield Lane, Winkfield, Windsor, Berkshire, SL4 4RU, England.

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

     Cronos is one of the world's leading lessors (by aggregate TEU capacity) of intermodal marine containers. It owns and manages a fleet of dry cargo, refrigerated, tank and other specialized containers. Through an extensive global network of offices and agents, Cronos leases both its own and other owners' containers to over 400 ocean carriers and transport operators, including all of the 20 largest ocean carriers.

     INDUSTRY BACKGROUND

     A marine cargo container is a reusable metal container designed for the efficient carriage of cargo with a minimum of exposure to loss through damage or theft. Containers are manufactured to conform to worldwide standards of container dimensions and container ship fittings adopted by the International Standards Organization ("ISO") in 1968. The standard container is either 20' long X 8' wide X 8'6" high (one TEU) or 40' long X 8' wide X 8'6" high (two
TEU). Standardization of the construction, maintenance and handling of containers, allows containers to be picked up, dropped off, stored and repaired effectively throughout the world. This standardization is the foundation on which the container industry has developed.

     Standard dry cargo containers are rectangular boxes with no moving parts, other than doors and are typically made of steel or aluminum. They are constructed to carry a wide variety of cargoes ranging from heavy industrial raw materials to light-weight finished goods. Specialized containers include, among others, refrigerated containers for the transport of temperature-sensitive goods, tank containers for the carriage of liquid cargo and cellular palletwide containers ("CPCs") with extra width. Dry cargo containers currently constitute approximately 87% (in TEU) of the worldwide container fleet. Refrigerated containers and tank containers currently constitute approximately 8% (in TEU) of the worldwide container fleet, with open-tops and other specialized containers constituting the remaining 5%.

     One of the primary benefits of containerization has been the ability of the shipping industry to effectively lower freight rates due to the efficiencies created by standardized intermodal containers. Containers can be handled much more efficiently than loose cargo and are typically shipped via several modes of transportation, including truck, rail and ship. Containers require loading and unloading only once and remain sealed until arrival at the final destination, significantly reducing transport time, labor and handling costs and losses due to damage and theft. Efficient movement of containerized cargo between ship and shore reduces the amount of time that a ship must spend in port and reduces the transit time of freight moves.

     The logistical advantages and reduced freight rates brought about by containerization have been major catalysts for world trade growth since the late 1960's, resulting in increased demand for containers. The world's container fleet has grown from an estimated 270,000 TEU in 1969 to approximately 13 million TEU by mid-1999.

     The container leasing business is cyclical, and depends largely upon the rate of increase in world trade. The container leasing industry has experienced cyclical downturns during the last fifteen years.

     BENEFITS OF LEASING

     Leasing companies own approximately 46% of the world's container fleet with the balance owned predominantly by shipping lines. Shipping lines, which traditionally operate on tight profit margins, often supplement their owned fleet of containers by leasing a portion of their equipment from container leasing companies, and in doing so, achieve the following financial and operational benefits:

          Leasing allows the shipping lines to utilize the equipment they need without having to make large capital expenditures;

          Leasing offers a shipping line an alternative source of financing in a traditionally capital-intensive industry;

          Leasing enables shipping lines to expand their routes and market shares at a relatively low cost without making a permanent commitment to support their new structure;

          Leasing allows shipping lines to respond to changing seasonal and trade route demands, thereby optimizing their capital investment and storage costs.

     TYPES OF LEASES

     FINANCE LEASES are usually long-term in nature and require relatively low levels of customer service. They ordinarily require fixed payments over a defined period and provide customers with an option to purchase the subject containers at the end of the lease term. Per diem rates typically include an element of repayment of capital and therefore are higher than rates charged under either long-term or short-term leases.

     MASTER LEASES are usually short-term leases under which a customer reserves the right to lease a certain number of containers as needed under a general agreement between the lessor and the lessee. Such leases provide customers with greater flexibility by allowing customers to pick-up and drop-off containers where and when needed, subject to restrictions and availability, on pre-agreed terms. The commercial terms of master leases are negotiated annually. Master leases also define the number of containers that may be returned within each calendar month, the return locations and applicable drop-off charges. Due to the increased flexibility they offer, master leases usually command higher per diem rates and generate more ancillary fees (including pick-up, drop-off, handling and off-hire fees) than term leases.

     TERM LEASES are for a fixed period of time and include both long and short-term commitments, with most extending from three to five years. Term lease agreements may contain early termination penalties that apply in the event of early redelivery. In most cases, however, equipment is not returned prior to the expiration of the lease. Term leases provide greater revenue stability to the lessor, but at lower lease rates than master leases. Ocean carriers use long-term leases when they have a need for identified containers for a specified term. Short-term lease agreements have a duration of less than one year and include one-way, repositioning and round-trip leases. They differ from master leases in that they define the number and the term of the containers to be leased. Ocean carriers generally use one-way leases to manage trade imbalances (where more containerized cargo moves in one direction than another) by picking up a container in one port and dropping it off at another location after one or more legs of a voyage.

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

     LEASE PROFILE

     Cronos offers flexible leasing arrangements primarily through master leases on dry cargo containers. Cronos' specialized containers are generally leased on longer-term leases because the higher cost, value and complexity of this equipment make it more expensive to frequently redeliver and lease out.

                                                               PERCENTAGE OF FLEET ON-HIRE
                                                      ---------------------------------------------
                                                                                        DRY FREIGHT
TYPE OF LEASE                                         DRY CARGO   REFRIGERATED   TANK    SPECIALS
-------------                                         ---------   ------------   ----   -----------
Master.............................................      73%           47%        16%       11%
Term...............................................      20%           49%        84%       47%
Finance............................................       7%            4%         --       42%
                                                        ----          ----       ----      ----
     Total.........................................     100%          100%       100%      100%
                                                        ====          ====       ====      ====

     CUSTOMERS

     Cronos is not dependent upon any particular customer or group of customers. None of the Company's customers accounts for more than 10% of its revenue and the ten largest customers accounted for approximately 48% of the total TEU fleet-on-hire. Substantially all of Cronos' customers are billed and pay in United States dollars.

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

     The Company is subject to unexpected loss in rental revenue from lessees of its containers that default under their container lease agreements.

     FLEET PROFILE

     Cronos focuses on supplying to its customers high-quality containers, manufactured to specifications that exceed International Standards Organization standards and designed to minimize repair and operating costs. Cronos operates primarily dry cargo and refrigerated containers but, since 1993, it has diversified into tanks and other specialized containers. Cronos believes that this fleet diversification enables it to increase business with its customers by supplying a wide range of their equipment requirements.

     During 1999, the size of the total fleet increased by 8,400 TEU representing new container production of 19,000 TEU net of disposals of 10,600 TEU. Total new container production in 1999 represented an investment of $25.9 million. Approximately $22.6 million, or 87%, of the new container investment related to dry cargo containers. Of the balance of new container purchases, $1.4 million was invested in CPCs, $1.3 million was invested in flatracks and the remaining $0.6 million was invested primarily in roll-trailers.

                                                         CRONOS CONTAINER FLEET (IN TEU THOUSANDS)
                                                                      AT DECEMBER 31,
                                                         ------------------------------------------
                                                          1999     1998     1997     1996     1995
                                                         ------   ------   ------   ------   ------
Dry Cargo.............................................   346.6    337.8    345.9    322.0    250.2
Refrigerated..........................................    13.6     14.7     16.0     16.2     14.3
Tank..................................................     2.0      2.0      2.0      1.7      1.0
Roll-Trailer..........................................     1.9      2.2      2.0      1.7       --
CPCs..................................................     3.1      2.4      2.4       --       --
Other Dry Freight Specials............................     2.7      2.3      1.5      1.2      0.1
                                                         -----    -----    -----    -----    -----
     Total Fleet......................................   369.9    361.4    369.8    342.8    265.6
                                                         =====    =====    =====    =====    =====

     Dry cargo containers are the most commonly used type of container in the shipping industry. Over 95% of Cronos' dry cargo fleet is constructed of all Corten (R) steel (i.e., Corten (R) roofs, walls, doors and undercarriage), which is a high-tensile steel yielding greater damage and corrosion resistance than mild steel. The Company believes that, among its major competitors, it has the highest percentage of dry cargo containers constructed of all Corten (R) steel.

     Refrigerated containers are used to transport temperature-sensitive products, such as meat, fruit, vegetables and photographic film. All of Cronos' refrigerated containers have high-grade stainless steel interiors. The majority of Cronos' 20' refrigerated containers have high-grade stainless steel walls, while most of the 40' refrigerated containers are steel framed with aluminum outer walls to reduce weight. As with the dry cargo containers, all refrigerated containers are designed to minimize repair and maintenance and maximize damage resistance. Cronos' refrigerated containers are designed and manufactured to include the latest generation refrigeration equipment, with the most recently built units controlled by modular microprocessors. Cronos did not buy new refrigerated containers in the three years ended December 31, 1999 due to the weak refrigerated container leasing market resulting from oversupply.

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

     Dry freight special containers, a small but growing segment of the world container fleet, include rolltrailers, CPCs, open-top and flatrack containers. Cronos diversified into dry freight specials in 1996, when it acquired Intermodal Leasing AB, a Swedish company with a fleet of approximately 800 rolltrailers, a type of heavy-duty chassis used for moving cargo onto and off ships. Cronos markets this product on a worldwide basis through its network of offices and agents, and has increased its rolltrailer fleet to 1,930 TEU at the end of 1999. Cronos owns the patents of the CPC, a specialized container designed specifically for the carriage of European short sea cargo on "Europallets". Since 1996, Cronos has added 3,115 TEU of CPCs into its container fleet.

     PURCHASING POLICY

     Cronos' purchasing policy is driven by market requirements and anticipated future demand, including demand generated by trade growth and the replacement of containers retired from fleets around the world. The Company believes that the worldwide manufacturing capacity for all container types is adequate to meet its current and near-term requirements.

     Cronos purchases dry cargo containers from manufacturers in China, Korea, Taiwan, Indonesia, Thailand, India, Malaysia, Turkey and South Africa as part of its policy to source container production in locations where it can meet customer demands most effectively. No single manufacturer supplied more than 28% of Cronos' dry cargo container purchases during 1999.

     Cronos' refrigerated containers were purchased mainly from Korean manufacturers. The majority of its refrigeration units were purchased from Carrier Transicold, the primary supplier of container refrigeration units in the United States.

     To date, all of the Company's tank containers have been purchased from United Kingdom and South African manufacturers.

     REPAIR AND MAINTENANCE

     All containers are inspected and repaired when redelivered by customers who are obligated to pay for all damage repairs, excluding wear and tear, according to standardized industry guidelines. Depots in major port areas perform repair and maintenance that is verified by independent surveyors or the Cronos technical and operations staff.

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

     OPERATIONS

     Cronos' sales and marketing operations are conducted through Cronos Containers Limited ("CCL"), a wholly-owned subsidiary based in the United Kingdom. CCL is supported in this role by area offices and dedicated agents located in San Francisco, California; Iselin, New Jersey; Hamburg; Antwerp; Genoa; Gothenburg, Sweden; Singapore; Hong Kong; Sydney; Tokyo; Taipei; Seoul; Rio de Janeiro; Shanghai and Madras, India.

     Cronos also maintains agency relationships with over 25 independent agents around the world, who are generally paid a commission based upon revenues generated in the region or the number of containers that are leased from their area. These agents are located in jurisdictions where the volume of Cronos' business necessitates a presence in the area but is not sufficient to justify a fully-functioning Cronos office or dedicated agent. Agents provide marketing support to the area offices covering the region, together with limited operational support.

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

     Cronos' global network is integrated with its computer system and provides 24-hour communication between offices, agents and depots. The system allows Cronos to manage and control its fleet on a global basis, providing Cronos with the responsiveness and flexibility necessary to service the master lease market effectively. This system is an integral part of Cronos' service, as it processes information received from the various offices, generates billings to lessees and generates a wide range of reports on all aspects of the Company's leasing activities. The system records the life history of each container, including the length of time on-hire, repair costs, as well as port activity trends, leasing activity and equipment data per customer. The operations and marketing data is fully interfaced with Cronos' finance and accounting system to provide revenue, cost and asset information to management and staff around the world. Cronos intends to continue to enhance its computer system as needs arise in the future.

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

     Cronos competes with various container leasing companies in the markets in which it conducts business, including Transamerica Leasing, GE Seaco, Triton Container International Ltd., Textainer Corp. and others. Mergers and acquisitions have been a feature of the container leasing industry for over a decade and the leasing market is essentially comprised of three distinct groups: the very large (in TEU terms) market leaders Transamerica Leasing and GE Seaco, who between them, with fleets of around 1 million TEU each in mid-1999, control in excess of one third of the total leased fleet; a substantial middle tier of companies possessing fleets in the 200,000 to 850,000 TEU range, and the smaller more specialist fleet operators. In recent years, several major leasing companies, as well as numerous smaller ones, have been acquired by competitors. Cronos believes that the current trend toward consolidation in the container leasing industry will continue, up to a point. There appears to be an upper limit to the size of the optimum fleet, beyond which dis-economies of scale and/or barriers against further market share development become apparent. Furthermore, ocean carriers have a tendency to support a number of lessors simultaneously, in order to maximize competition and increase the number of available locations for redelivery of containers. Economies of scale, worldwide operations, diversity, size of fleet and financial strength are increasingly important to the successful operation of a container leasing business. Additionally, as containerization continues to grow, as regions such as South America and the Indian sub-continent become ever bigger generators of containerized cargo, customers may demand more flexibility from leasing companies, particularly regarding per diem rates, pick-up and drop-off locations, and the availability of containers.

     Some of Cronos' competitors have greater financial resources than Cronos and may be more capable of offering lower per diem rates on a larger fleet. In Cronos' experience, however, ocean carriers will generally lease containers from more than one leasing company in order to minimize dependence on a single supplier. Furthermore, by having as many suppliers as possible, the carrier is able to maximize the number of off-hires and off-hire locations available, as typically each supplier may limit the number of containers which can be off-hired by location. The advantage to the carrier is that this prevents the carrier from being burdened with an excess number of off-hired containers, which incur both storage and per diem charges, in a low demand market.

     OPERATING SEGMENTS

     Cronos has three operating segments which are determined based on source of container funding:

          1. US Public Limited Partnerships ("US Limited Partnerships"),

          2. Other Container Owners, and

          3. Owned Containers.

     Cronos uses various financing programs within its three segments. These financing programs enable Cronos to expand its fleet without being dependent upon any single source of financing. Cronos believes it is important to diversify its financing sources both by market and type of financial instrument. This diversification reduces its reliance on individual financial markets and provides for a more balanced financing structure.

     The following chart summarizes the composition of the Cronos fleet (based on original equipment cost) at December 31 of each of the years indicated:

                                                        1999   1998   1997   1996   1995
                                                        ----   ----   ----   ----   ----
US Limited Partnerships..............................    33%    34%    35%    38%    45%
Other Container Owners...............................    45%    41%    40%    29%    34%
Owned Containers.....................................    22%    25%    25%    33%    21%
                                                        ----   ----   ----   ----   ----
     Total...........................................   100%   100%   100%   100%   100%
                                                        ====   ====   ====   ====   ====

     As of December 31, 1999, no single owner, other than the Company, held more than 13% of the Cronos fleet (based upon original equipment cost).

     All containers, whether owned or managed, are leased as part of a single global fleet, without regard to ownership. No customer generates more than 10% of a segment's revenues or of the total revenues of the Company. The Company evaluates the performance of its operating segments based on operating profit or loss. Substantially all of the Company's lease revenue is earned on containers used in global trade routes. This revenue is deemed to be earned based on the physical location of the containers while on lease. Accordingly, the Company believes that it does not possess discernible geographic reporting segments as defined in Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". See Note 2 to the 1999 Consolidated Financial Statements.

     Segment revenues from external customers, operating profit or loss and total assets are disclosed in the Company's Financial Statements and are incorporated herein by reference.

     US LIMITED PARTNERSHIPS

     Cronos has been raising capital through its investment syndication activities since 1979 through the organization and sponsorship of public limited partnership offerings. To date, Cronos has sponsored 16 of these public limited partnerships. Cronos has raised over $478 million from over 37,000 investors, providing the means to purchase 181,000 TEU of dry cargo containers, 3,500 TEU of refrigerated containers and 300 TEU of tank containers. A majority of the limited partners in a partnership can remove the general partner, thereby terminating the agreement with Cronos. However, upon any such removal, the general partner is entitled to payment, generally over five years, of the present fair market value of its interest in the partnership.

     As an operating company, Cronos believes that its substantial experience in the container leasing industry has been integral to the successful syndication of public limited partnerships. However, no public offerings have been made in the US since early 1997.

     The US Limited Partnerships provide compensation to Cronos consisting of the following fees and commissions:

     - Acquisition fees: equal to 5% of the original cost of equipment purchased by the partnerships, recognized over a 12-year period;

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

     Management and acquisition fees, as well as syndication commissions (representing amounts earned on the sale of Limited Partnership interests) earned by the Company, were $8.6 million, $11.3 million, and $12 million for the years ended December 31, 1999, 1998 and 1997, respectively.

     OTHER CONTAINER OWNERS

     In addition to US Limited Partnerships, Cronos manages containers pursuant to agreements negotiated directly with corporations, partnerships and private individuals located in Europe, Asia, the United States and South Africa. Cronos' obligations to investors in the partnerships and the investor programs are substantially similar. The terms of the agreements vary from 1 to 15 years. The agreements generally contain provisions which permit earlier termination under certain conditions upon 60-90 days' notice. Under the agreements with Other Container Owners, the container owner can generally terminate the agreement if average payments by Cronos are less than a certain percentage (specified in each agreement) of total capital invested. Cronos believes that early termination is unlikely in normal circumstances.

     These management agreements generally provide compensation to Cronos consisting of management fees of between 5% and 20% of the net lease revenue generated by the containers. Cronos also earns an acquisition fee of approximately 2.5% to 5% of the aggregate original equipment cost of the equipment managed for the owners where Cronos has negotiated the purchase of the equipment. In certain cases, an incentive fee may also be earned. Acquisition fees under the investor programs are generally recognized in Cronos' statements of operations over periods ranging from 7 to 15 years, representing the life of the agreements to which they relate.

     Total fees earned by the Company from Other Container Owners were $5.9 million, $7.4 million and $7.3 million for the years ended December 31, 1999, 1998 and 1997, respectively.

     The containers managed for these owners may be combined into pools with containers of similar age and type and managed pursuant to generally similar management agreements. The owners of the containers in each pool share revenues and expenses, which are allocated pro rata in order to minimize the effect of possible over-utilization or under-utilization of any particular containers. Pooling was designed to minimize conflicts of interest and promote administrative convenience.

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

     From time to time, Cronos also owns containers on a temporary basis until such time that the containers are sold to its US Limited Partnerships and Other Container Owner Programs. Most containers targeted for transfer to managed programs are purchased new by Cronos, and sold to a managed container owner within six months. This strategy allows Cronos more flexibility to negotiate and buy containers strategically, based on market conditions and later sell these containers to third party owners after the initial lease profile is established for a particular group of containers.

     ENVIRONMENTAL

     Countries that are signatories to the Montreal Protocol on the environment agreed in November 1992 to restrict the use of environmentally destructive refrigerants, banning production (but not use) of chlorofluorocarbon compounds ("CFCs") beginning in January 1996. CFCs are used in the operation, insulation and manufacture of refrigerated containers. All of Cronos' refrigerated containers purchased since June 1993 use non-CFC refrigerant gas in the operation and insulation of the containers, although a reduced quantity of CFCs is still used in the container manufacturing process. The replacement refrigerant used in the Company's new refrigerated containers may also become subject to similar governmental regulations. Depending on market pressures and future governmental regulations, certain of the Company's refrigerated containers may require retrofitting with non-CFC refrigerants. Cronos' technical staff has cooperated with refrigeration manufacturers in conducting investigations into the most effective and economical retrofit plan. In the future, the Company may bear the costs related to retrofitting certain of its Owned Containers, which constitute approximately 9% of its total owned refrigerated container fleet. Cronos believes that any such further expenses, should they be required, would not be material to its financial position or results of operations. In addition, refrigerated containers that are not retrofitted may command lower prices in the used container market.

     EMPLOYEES

     As of December 31, 1999, Cronos had 100 employees worldwide, 27 were located in the United States, 56 in Europe and 17 in Asia. None of Cronos' employees is covered by a collective bargaining agreement.

     RECENT DEVELOPMENTS

     On September 21, 1999, the Company received an unsolicited merger proposal from the President of Interpool, Inc. ("Interpool"). Interpool is a competitor of the Company. Cronos' container fleet consists of 369,900 TEUs, both owned and managed for third parties. Interpool's fleet consists of approximately 500,000 TEUs. Whereas the Company concentrates primarily on the short-term and master lease market, meaning that most of the Company's leases have terms of less than one year, Interpool concentrates on the longer-term lease market, with the bulk of its fleet of containers leased under leases of terms of three years or more.

     By its proposal, Interpool proposed a merger of Cronos with Interpool's 50%-owned Nevada subsidiary, Container Applications International, Inc. ("CAI"). Interpool proposed, subject to conditions, that the shareholders of Cronos would receive $5.00 per share in the transaction. Interpool's proposal was subject to numerous conditions, including the conduct of "confirmatory" due diligence, the absence of a material adverse effect prior to closing, the negotiation of a definitive acquisition agreement, and the obtaining of regulatory and other approvals.

     While Interpool indicated in its letter a willingness to discuss its proposal and its structure, Interpool gave the Company 24 hours to provide a "satisfactory response," or Interpool threatened to take its proposal "directly to [the Company's] shareholders". On September 23, 1999, Interpool filed its preliminary proxy statement with the SEC proposing an alternative slate of nominees for the Board of Directors of Cronos, whose sole purpose would be to merge Cronos with and into CAI pursuant to the Interpool proposal.

     Promptly after the Company received Interpool's September 21st proposal, the Board of Directors of the Company instructed the Company's financial advisors, First Union Securities, Inc. ("First Union"), to evaluate it. On October 4 and 8, 1999, the Board met and unanimously determined that the Interpool proposal, in its then current form, be rejected as inadequate and not in the best interest of the Company and its shareholders. At the same time, the Board instructed First Union to pursue strategic alternatives to enhance shareholder value, including a possible sale of the Company.

     The Company has entered into confidentiality and standstill agreements with several parties, and has supplied these parties with financial and other information about the Company. On January 4, 2000, the Company also entered into a confidentiality agreement with Interpool, whereby the Company agreed to provide Interpool with access to the same information as the Company made available to other interested parties. Interpool also agreed not to pursue a transaction with Cronos on an unsolicited basis until April 30, 2000. Interpool may pursue a transaction with the Company on an unsolicited basis earlier than April 30, 2000, in the event that Cronos enters into a letter of intent or an agreement in principle to merge, or engages in a business combination or like transaction with another entity, or if another entity or Cronos makes a tender or an exchange offer for 25% or more of the outstanding shares of Common Stock of Cronos.

     The Company, with its advisor, First Union, has continued to hold discussions with Interpool and other interested parties. However, at this time, the Company is unable to predict whether a transaction will result from these discussions.

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

ITEM 2 -- PROPERTIES

     Cronos owns the real property known as Orchard Lea, located west of London, England. Orchard Lea consists of a 22,820 square foot office building on four acres of land and is the head office of Cronos' container leasing operations. The Company is negotiating an agreement to sell its Orchard Lea office building to an unaffiliated third party for approximately $10.8 million, payable in cash at the closing. After payment of expenses and retirement of applicable mortgage debt, the Company would realize proceeds of approximately $4.5 million. Under the terms of a further loan agreement, the Company would utilize such proceeds to repay debt. The sale is scheduled to close in April 2000. The Company will lease back 10,342 square feet in the office building from the buyer in the form of two leases for 7,000 square feet and 3,342 square feet respectively, for a full term of 3 years, and at a market rental rate. Both agreements contain terms that enable the Company or the purchaser to terminate the leases at the end of two years and the second lease grants the Company and the purchaser an additional option to end after 6 months. As the sale is subject to the fulfillment of closing conditions, there can be no assurance that it will be consummated.

     Cronos also leases approximately 12,160 square feet of office space in San Francisco, California, where its US Limited Partnership activities are based. Cronos also conducts container leasing operations from offices in Iselin, New Jersey; Hamburg; Genoa; Gothenburg; Hong Kong; Singapore and Sydney generally under shorter-term leases of varying durations. The containers owned and managed by Cronos are described under Item 1 -- "Description of Business -- Company Strategy -- Fleet Profile, Operating Segments -- US Limited Partnerships, Other Container Owners and Owned Containers", above. As of December 31, 1999, Cronos owned 41,658 TEU of dry cargo containers, 6,300 TEU of refrigerated containers, 730 TEU of tank containers and 5,268 TEU of other specialized equipment. As of December 31, 1999, Cronos managed a total of 346,557 TEU of dry cargo containers, 13,576 TEU of refrigerated containers, 2,010 TEU of tank containers and 7,724 TEU of other specialized equipment.

ITEM 3 -- LEGAL PROCEEDINGS

     DISPUTE WITH THE CONTRIN GROUP

     The Company manages containers for investment entities sponsored by or affiliated with Contrin Holding S.A., a Luxembourg holding company (collectively "Contrin"). Approximately 2% (measured by TEUs) of the fleet of managed containers is owned by members of the Contrin Group. The Company is in a dispute with Contrin over funds that Contrin claims to have remitted to Cronos for the purchase of containers. Contrin claims that in 1994 it transmitted $2.6 million to Cronos for the purchase of containers. The Company believes that these funds were not received by the Company but were diverted to an account in the name of and/or controlled by a former chairman of the Company, Stefan M Palatin, and that this was known or should have been known by Contrin. The Company also believes that the bank that received the funds is at fault. Contrin's counsel has advised the Company that Contrin will institute proceedings for the recovery of the $2.6 million against Cronos, together with accrued interest. The Company is unable to predict the outcome of the dispute.

     THE SEC'S NOVEMBER 15, 1999 CEASE-AND-DESIST ORDER

     On November 15, 1999, the Company consented to the entry by the SEC of an administrative cease-and-desist order (the "Order"). Without admitting or denying the findings made by the SEC in the Order, the Company agreed to cease and desist from committing or causing any future violation of certain antifraud, reporting, record keeping, and internal control provisions of the Federal securities laws. The SEC's investigation of the Company began in February 1997 and was triggered by the actions of Mr. Palatin. Cronos' Board removed Mr. Palatin as CEO in May 1998 and, in July 1998, Mr. Palatin resigned from the Board. While Mr. Palatin is no longer an officer or director of the Company, he continues to control approximately 20% of the outstanding common shares of the Company.

     The SEC made certain findings by its Order. The Company neither admitted nor denied the findings made by the SEC. The SEC found that Cronos, under the domination and control of Mr. Palatin, misrepresented, through affirmative misstatements and omissions in its public statements and filings with the SEC, transactions it had with Mr. Palatin for the period from December 1995 through 1997, including --

          That Mr. Palatin had intercepted payments between Cronos and one of its major customers (which Mr. Palatin also controlled);

          That Cronos paid Mr. Palatin millions of dollars in 1994 before Cronos first sold its shares of Common Stock to the public;

          That Mr. Palatin had sold shares in Cronos' initial public offering through another entity that he controlled;

          That Cronos paid additional monies to Mr. Palatin shortly after the 1995 offering;

          That Mr. Palatin did not own certain collateral that he pledged to secure loans he owed to Cronos; and

          That Cronos systematically fired or demoted employees and directors who challenged or questioned Mr. Palatin's transactions or the disclosures of the Company related thereto.

     While the Order did not impose any fine or penalty against Cronos, the Company is unable to predict what impact, if any, it will have on its future business or whether it will lead to future litigation involving Cronos. Under the Order, the Company has designated an agent for service of process with respect to any proceeding instituted by the SEC to enforce the Order or with respect to any future investigation of the Company by the SEC. In addition, the entry of the Order precludes the Company and persons acting on its behalf from relying upon certain protections accorded to forward-looking statements by the Securities Act of 1933 and the Securities Exchange Act of 1934 until November 14, 2002.

     COLLECTION OF PALATIN NOTES

     In October 1999, the Company brought an action against Mr. Palatin, in the Supreme Court of the State of New York (Case No. 604963/99), for payment of the remaining balances due under two promissory notes, both dated July 14, 1997, by and between a subsidiary of the Company, as payee ("Payee"), and Mr. Palatin, as payor.

     On February 8, 2000, the Supreme Court of the State of New York entered its default judgment against Mr. Palatin. Pursuant to the judgment, the Payee is to recover from Mr. Palatin $6.2 million, plus interest at 9% per annum from June 21, 1999 to February 8, 2000 in the amount of $0.4 million, for a total recovery of $6.6 million.

     The Payee currently is pursuing execution of the judgment against Mr. Palatin's beneficial ownership of the Common Shares of the Company. According to filings made with the SEC by the shareholder of Klamath Enterprises S.A. ("Klamath"), Mr. Palatin is the beneficial owner of the 1,793,798 outstanding shares of Common Stock of the Company owned of record by Klamath. On February 28, 2000, the Payee obtained a preliminary injunction order from the Superior Court of the Commonwealth of Massachusetts against Mr. Palatin and against the Company's transfer agent, EquiServe Limited Partnership, preliminarily enjoining them from selling, transferring, assigning, or otherwise encumbering, disposing of, or diminishing the value of the Common Shares of the Company held of record by Klamath.

     The Company is also pursuing an attachment order in the Swiss courts against the individual the Company believes is the record owner of the outstanding shares of Klamath, precluding him from transferring the shares of Klamath or the Common Shares of the Company owned by Klamath.

     The objective of the Company is to satisfy the judgment obtained by the Payee against Mr. Palatin by a transfer of Common Shares beneficially owned in the Company by Mr. Palatin to the Payee or by a liquidation of the shares in an amount sufficient to fully discharge the judgment. The Company is unable to predict at the present time whether it will succeed in achieving its objectives.

     SPECIAL LITIGATION COMMITTEE

     The Board of Directors of the Company established a Special Litigation Committee ("Committee") of the Board in July 1998 to examine the relationships between Mr. Palatin and Contrin Holding S.A., Barton Holding Ltd. ("Barton"), and affiliated persons. The Committee is also investigating transactions between the Company and its present and former officers and directors since January 1, 1995, to determine whether improper self-dealing occurred between the Company and such persons. The Committee intends to complete its investigation by March 31, 2000. The Committee has the power, for and on behalf of the Company, and in consultation with counsel, to pursue the recovery of any damages the Committee concludes may have been suffered by the Company as a result of the transactions or conduct the Committee investigates.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its 1999 annual meeting of shareholders on January 13, 2000, in Luxembourg. At the meeting, five directors were elected, and the Company's 1999 Stock Option Plan and the appointment of Deloitte Touche Tohmatsu (Deloitte & Touche SA) as the Company's independent auditors for the 1999 fiscal year were approved. For a complete report on the matters submitted to a vote of the shareholders, see the Company's Current Report on Form 8-K, dated January 21, 2000.

                                    PART II

ITEM 5 -- MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of March 23, 2000, there were outstanding 9,158,378 Common Shares. They were held of record by approximately 446 holders.

     Prior to December 1995, there was no trading market for the Company's Common Shares. Since the Company's Public Offering, the Common Shares have been quoted and traded over-the-counter on the NASDAQ National Market System under the symbol "CRNSF". In March 1999, the Company announced that it would comply with the reporting requirements applicable generally to US public companies and would therefore trade under the symbol "CRNS". There is no trading market for the Common Shares outside the United States. The table below shows the high and low reported closing prices for the Common Shares on the NASDAQ National Market System for the last two years for the quarterly periods ending on the dates indicated. Closing prices are market quotations and reflect inter dealer prices, without retail mark up, mark down or commission and may not necessarily represent actual transactions.

                                                                  PRICE RANGE
                                                                   (DOLLARS)
                                                                ----------------
                                                                 HIGH      LOW
                                                                ------    ------
March 31, 1998..............................................    $7.250    $5.125
June 30, 1998...............................................    $7.125    $5.000
September 30, 1998..........................................    $5.969    $4.875
December 31, 1998...........................................    $6.625    $3.375
March 31, 1999..............................................    $5.938    $4.125
June 30, 1999...............................................    $4.875    $3.500
September 30, 1999..........................................    $4.625    $3.500
December 31, 1999...........................................    $5.625    $4.563

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

     Under the terms of certain loan agreements, the Company is restricted from declaring or making dividend payments unless it achieves specified financial criteria.

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

     UNREGISTERED SALES OF SECURITIES

     On August 2, 1999, MeesPierson N.V., a Dutch financial institution ("MeesPierson"), and First Union National Bank, a national banking association ("FUNB"), lent $50 million to a special purpose subsidiary organized by the Company, the proceeds of which were used to repay existing indebtedness of the Company and its subsidiaries. The Company described this financing in its Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

     In connection with the August 1999 refinancing, each of MeesPierson and FUNB were issued 150,000 of the Company's authorized but unissued Common Shares (300,000 shares in total), and the Company entered into a Warrant Agreement with MeesPierson and FUNB. The issuance of the Common Shares was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

ITEM 6 -- SELECTED FINANCIAL DATA

     The following table sets forth consolidated financial information for the Company as of and for the periods noted. The balance sheet and statement of operations data for each of the five years for the period ended December 31, 1999, have been derived from the Consolidated Financial Statements of the Company. The table should be read in conjunction with Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the 1999 Consolidated Financial Statements and related notes thereto included elsewhere in this Annual Report.

                                                                             YEAR ENDED DECEMBER 31,
                                                               ----------------------------------------------------
                                                                 1999       1998       1997       1996       1995
                                                               --------   --------   --------   --------   --------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Gross lease revenue.........................................   $132,140   $157,546   $160,848   $154,011   $150,429
Commissions, fees and other operating income................      5,949      4,955      5,545      7,460      6,942
Interest income.............................................      1,011      1,154        861      1,333      1,329
Equity in earnings of affiliates............................         --         --         --      1,397      1,895
Gain on sale of investment..................................      1,278         --        321      5,260         --
                                                               --------   --------   --------   --------   --------
TOTAL REVENUES..............................................    140,378    163,655    167,575    169,461    160,595
                                                               ========   ========   ========   ========   ========
Direct operating expenses...................................     31,179     35,318     34,217     34,535     26,938
Payments to container owners................................     63,943     75,527     73,945     72,894     77,073
Depreciation and amortization...............................     16,200     18,714     19,033     14,258     10,676
Selling, general and administrative expenses................     16,569     21,164     22,683     23,834     24,133
Financing and recomposition expenses(1).....................         --      5,375      7,384      2,149         --
Interest expense............................................     10,809     15,718     17,758     11,368     11,238
Provision against amounts receivable from related
  parties(2)................................................         --         --      3,909         --         --
Reversal of unrealized holding gain on available for sale
  securities(3).............................................         --      1,929         --         --         --
Impairment losses(4)........................................         --      6,500     11,668         --         --
                                                               --------   --------   --------   --------   --------
TOTAL EXPENSES..............................................    138,700    180,245    190,597    159,038    150,058
                                                               ========   ========   ========   ========   ========
INCOME (LOSS) BEFORE INCOME TAXES...........................      1,678    (16,590)   (23,022)    10,423     10,537
Income taxes (benefit)......................................       (236)       306         --      2,441      3,175
                                                               --------   --------   --------   --------   --------
NET INCOME (LOSS)...........................................      1,914    (16,896)   (23,022)     7,982      7,362
Preferred dividends.........................................         --         --         --         --        856
                                                               --------   --------   --------   --------   --------
Net income (loss) available for common shares...............   $  1,914   $(16,896)  $(23,022)  $  7,982   $  6,506
                                                               --------   --------   --------   --------   --------
Net income (loss) per common share (basic and diluted)......   $   0.21   $  (1.91)  $  (2.60)  $   0.90   $   1.21
                                                               --------   --------   --------   --------   --------
Shares used in:
-- basic net income (loss) per share calculations...........      8,983      8,858      8,858      8,853      5,383
-- diluted net income (loss) per share calculations.........      8,998      8,858      8,858      8,853      5,383
BALANCE SHEET DATA (AT END OF PERIOD):
Cash and cash equivalents...................................   $  8,701   $  9,281   $ 14,455   $ 17,278   $ 24,243
Total assets................................................    231,867    279,979    327,145    399,301    266,485
Long-term debt and capital lease obligations................     93,401     61,195     88,682    141,435     89,600
Total debt and capital lease obligations....................    109,978    148,466    171,399    198,989    106,620
Shareholders' equity........................................     60,370     56,087     73,713     95,576     85,349

---------------
(1) In 1998, 1997 and 1996, the Company incurred costs in connection with certain financing and other transactions, the restructuring of the Board of Directors, senior management and other employee positions and a contingent liability. Costs incurred and accrued were charged to the statement of operations when the Company determined that no future benefit would be derived from such costs.

(2) At December 31, 1997, the Company provided $3.9 million against loans to the then Chairman due to concern over its collectability and the Company's ability to exercise the pledge over shares put up as collateral for the loans.

(3) At December 31, 1998, in response to claims made against certain escrow funds holding Transamerica shares pending final determination of post-closing reports and adjustments, the Company provided $1.9 million against the unrealized holding gain of $1.7 million recognized in 1996 together with a $0.2 million charge related to a reduction in the number of shares held.

(4) At December 31, 1998 and 1997, the Company recorded accounting charges relating to the impairment of certain long-lived assets as required by the Statement of Financial Accounting Standards 121.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the Company's financial condition and results of operations should be read in conjunction with the 1999 Consolidated Financial Statements and the notes thereto and the other financial and statistical information appearing elsewhere in this Annual Report. The 1999 Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP").

     GENERAL

     The Company generates revenues by leasing to ocean carriers marine containers that are owned either by managed container owners or by the Company itself. These leases, which generate most of the Company's revenues, are generally operating leases.

     The segment information presented in Note 2 to the Company's 1999 Consolidated Financial Statements relates to the portions of the Company's fleet owned by the Company itself ("Owned Containers"), or by the Company's managed container programs ("Managed Container Owners") which are comprised of US Limited Partnerships and Other Container Owners ("Other Container Owners"). Owned Containers include containers held for resale, the financing costs of which are borne by the Company prior to the sale of such containers to Managed Container Owners, and are accounted for in the Owned Container segment. The Company bears the risk of ownership with respect to containers in Owned Containers but not with respect to the majority of containers in the Managed Container Owners segments, although the Company bears the risk that the management agreements could be terminated, resulting in the removal of the corresponding managed containers from the fleet. At December 31, 1999, approximately 33%, 45% and 22% of the Company's fleet (by original equipment cost) was owned by US Limited Partnerships, Other Container Owners and Owned Containers, respectively.

     All containers, whether owned or managed, are operated as part of a single fleet. The Company has discretion over which ocean carriers, container manufacturers and suppliers of goods and services it deals with. Since the Company's management agreements with the Managed Container Owners meet the definition of leases in Statement of Financial Accounting Standards No. 13, they are accounted for in the Company's financial statements as leases under which the container owners are lessors and the Company is lessee. The agreements with container owners generally provide that the Company will make payments to the container owners based upon the rentals collected from ocean carriers after deducting direct operating expenses and a management fee. The majority of payments to container owners are therefore contingent upon the leasing of the containers by the Company to ocean carriers and the collection of lease rentals. Minimum lease payments on the agreements which have fixed payment terms are presented in Note 13(c) to the Company's 1999 Consolidated Financial Statements. Over 85% of payments to container owners represent a percentage of the rentals collected from the ocean carriers to whom containers are leased by the Company.

     Gross lease revenue represents revenue from operating leases, excluding billings in advance. These amounts are billed in US dollars on a monthly basis. Amounts due under master leases are calculated by the Company at the end of each month and billed approximately 6 to 8 days thereafter. Amounts due under short-term and long-term leases are set forth in the respective lease agreements and are generally payable monthly. Changes in gross lease revenue depend primarily upon fleet growth, utilization rates and per diem rates.

     The Company has expanded its fleet since December 31, 1995 from 265,600 TEU to 369,900 TEU at December 31, 1999. During 1998 and 1997, the ability of the Company to purchase new equipment for both the owned and managed fleets was constrained by the levels of financing available to the Company.

     The following chart summarizes the combined utilization of the Cronos fleet (based on approximate original equipment cost) at the dates indicated:

                                                                    DECEMBER 31,
                                                                --------------------
                                                                1999    1998    1997
                                                                ----    ----    ----
Utilization.................................................     80%     75%     84%

     The short-term objective of the Company is to improve utilization by offering greater leasing incentives and actively repositioning equipment to higher-demand locations. The Company continues to take advantage of its marketing resources in order to seek out leasing opportunities. While this short-term strategy will increase repositioning expenses, it may also reduce those expenses related to storing off-hire containers. These measures will also provide the longer-term advantage of placing the containers where the demand is greatest.

     During the course of 1999, economic reforms in Asia, as well as in Latin America, have begun to produce gradual improvement in terms of world trade, and there are preliminary indications that containerized trade volumes from North America and Europe to Asia, in particular, may be increasing. Intra-Asian trade, which also had stagnated since the Asian financial crisis began nearly two years ago, has shown increased activity in recent months. These favorable signs, however, have yet to produce any significant positive impact on the Company's operating performance.

     In 1998, utilization declined reflecting the deteriorating economic position in Asian, South American and other markets. Utilization experienced steady growth during 1997 due to marketing efforts and improved inventory management.

     The Company's average per diem rates have fallen consistently throughout 1999, 1998 and 1997. This reflects the rationalization in the global shipping industry and competitive market conditions. During the course of 1999, the Company's combined per diem rate fell by approximately 11% from the combined rate at December 1998.

     Commissions, fees and other operating income includes acquisition fees relating to the Company's managed container programs, income from direct financing leases (principally containers leased under lease-purchase arrangements), fees earned in connection with the manufacture and sale of dry freight special and other products, fees from the disposal of used containers, syndication fees relating to the Company's limited partnership offerings and miscellaneous other fees and income. This item is affected by the size of new managed programs, the purchase price of containers acquired for new managed programs, the quantity of dry freight special and other products manufactured and sold, the number and value of direct financing leases and income from disposals of used containers. Although acquisition fees are generally received in cash at the inception of a managed container program and are non-refundable, they are amortized in the statement of operations on a straight-line basis over the period of the managed container agreement to which they relate.

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

     Operating profit or loss, for reported segments, includes items directly attributable to specific containers in each of the Company's operating segments, as well as items not attributable to any specific container but instead are allocated across operating segments. Items directly attributable to operating segments include gross lease revenue, direct operating expenses, payments to container owners, container interest and depreciation expense. Indirect items allocated across segments include selling, general and administrative expenses and interest, depreciation and impairment charges on the Company's non-container assets.

     RESULTS OF OPERATIONS

     The following chart represents certain key performance measurements, expressed as a percentage of gross lease revenue:

                                                                     YEAR ENDED
                                                                    DECEMBER 31,
                                                                --------------------
                                                                1999    1998    1997
                                                                ----    ----    ----
                                                                 %       %       %
Payments to container owners................................     48      48      46
Direct operating expenses...................................     24      22      21
Selling, general and administrative expenses................     13      13      14
Depreciation and amortization...............................     12      12      12
Interest expense............................................      8      10      11

     YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     In 1999, the Company implemented a strategy that was designed to reduce overhead expenses and to refinance short-term debt.

     First, the Company made significant reductions to selling, general and administrative expenses under a program that involved the reorganization of key activities together with the termination of certain employee positions.

     Second, in the first half of the year the Company reduced its short-term debt by $20.6 million under a program that involved the sale of container equipment to third party investor programs. The refinancing plan was completed in August with the closure of a $50 million transaction, the proceeds of which were used to refinance $47.8 million of debt and capital lease obligations. See also "Liquidity and Capital Resources -- Capital Resources".

     Approximately 91% of new container investment in 1999 was financed within the Managed Container Owners segments, compared to 85% in 1998. The remaining 9% in 1999 and 15% in 1998 was financed within the Owned Container segment by operating cash flow and borrowings.

     Operating profit, see Note 2 to the 1999 Consolidated Financial Statements, from US Limited Partnerships increased by approximately $0.4 million, or 21%, from $1.9 million in 1998 to $2.3 million in 1999. Reduced operating profit before indirect items, reflecting a smaller fleet size and lower average utilization and per diem rates, were more than offset by lower allocations of selling, general and administrative expenses and the absence of an impairment charge in 1999.

     Other Container Owners generated an operating profit of $0.2 million in 1999, compared to an operating loss of $0.7 million in 1998. Operating profit before allocations of indirect items decreased by $1.5 million as the effect of a larger fleet size was more than offset by the combined effects of lower average utilization and per diem rates. Indirect allocations of $5.8 million were $2.4 million lower than in 1998 as a result of the reduction in selling, general and administrative expenses and without the effect of the $0.8 million impairment loss recorded in 1998 relating to the Company's real property in England.

     Owned Containers generated an operating profit of $0.9 million in 1999 compared to a loss of $8.1 million in 1998. Of the loss reported in 1998, $5 million was attributable to impairment losses recorded on container assets and real property. In 1999, the total charge for container depreciation and interest was $7.3 million lower than in 1998 due to the sale of container assets to the Other Container Owner segment and to the repayment and refinancing of debt. This more than offsets the $5.7 million decrease in net lease revenue which was caused by a smaller fleet size together with lower average utilization and per diem rates. In addition, the reduction in selling, general and administrative expenses and the increase in the level of commissions and fees and other operating income contributed to the improvement in operating profit.

     Gross lease revenue decreased by approximately $25.4 million, or 16%, to $132.1 million in 1999. Of the decrease, approximately 91% was caused by the combined effect of lower average per diem and utilization rates and the balance was attributable to a smaller average fleet size.

     Commissions, fees and other operating income increased to $5.9 million in 1999, an increase of $1 million, or 20%, over 1998. This was primarily due to a $1.3 million increase in commissions and fees earned in connection with the manufacture and sale of dry freight special and other products partly offset by a $0.3 million reduction in income from direct financing leases and a $0.1 million reduction in fees from the disposal of containers.

     Investment gains of $1.3 million represent the cash received that had been held pending post-closing reports and adjustments related to the Agreement and Plan of Merger between Transamerica Corporation and Trans Ocean Limited in 1996.

     Direct operating expenses of $31.2 million were $4.1 million, or 12%, lower than in 1998. A $2.4 million, or 18%, increase in inventory related costs, reflecting a larger off-hire fleet, was more than offset by reductions in activity related costs of $2.3 million, or 15%, and by reduced charges for legal expenses and doubtful accounts of $4.2 million, or 61%.

     Payments to container owners decreased to $63.9 million in 1999, a decrease of $11.6 million, or 15%, over the prior year. Payments to Other Container Owners were $39.7 million in 1999, a decrease of $4 million, or 9%, over 1998 due to a $5.3 million reduction in net lease revenue for this segment. An increase in the average fleet size, due to transactions involving the sale of equipment from the Owned to the Other Container Owner segment in the first half of 1999 together with new container production in the second half of the year, was more than offset by lower average utilization and per diem rates. Payments to US Limited Partnerships decreased by $7.6 million to $24.3 million, a 24% decrease when compared to 1998. The $10.8 million reduction in gross lease revenue for the segment was caused by lower average utilization and per diem rates and a smaller dry cargo container fleet.

     Depreciation and amortization decreased to $16.2 million in 1999, a reduction of $2.5 million, or 13%, compared to 1998. This was primarily due to the sale of equipment in the first six months of the year.

     Selling, general and administrative expenses were $16.6 million in 1999, compared to $21.2 million in 1998, a decrease of $4.6 million, or 22%. Manpower costs were $2.4 million, or 21%, lower due to the completion of the restructuring program announced in December 1998. The Company also achieved cost savings over 1998 of 61% for legal and other professional fees, 26% for information technology expenses, 11% for occupancy expenses and 20% for communication expenses.

     Interest expense decreased to $10.8 million in 1999, a decrease of $4.9 million, or 31%, over 1998, reflecting a $38.5 million reduction in the total debt balance during the course of the year and a lower average interest rate due to the refinancing of short-term debt.

     Income taxes. The Company recorded an income tax benefit of $0.2 million in 1999 reflecting losses that have arisen in the Company's US operations.

     YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     During 1998, the size of the total fleet decreased by 8,400 TEU, representing disposals of 11,200 TEU, net of new container production of 2,800 TEU. Total new container production in 1998 represented an investment of $9.8 million compared with $92.0 million in 1997. Approximately $3.8 million, or 39%, of the new container investment before disposals related to dry cargo containers, compared to $68.0 million, or 74%, in 1997. Of the remaining new container purchases, $2.7 million was invested in flatracks, $2.0 million was invested in roll-trailers and $1.3 million in tank containers.

     Approximately 85% of new container investment in 1998 was financed within the Managed Container Owners segments, compared to 69% in 1997. The remaining balance of 15% in 1998 and 31% in 1997 was financed within the Owned Container segment by operating cash flow and borrowings.

     Operating profit, see Note 2 to the 1999 Consolidated Financial Statements, from US Limited Partnerships declined by approximately $0.3 million, or 11%, from $2.2 million in 1997 to $1.9 million in 1998 due to lower net lease revenues generated from a smaller fleet size, offset partially by lower allocations of selling, general and administrative expenses.

     Other Container Owners generated an operating loss of $0.7 million in 1998, compared to an operating profit of $0.9 million in 1997. Increased net lease revenues resulting from a larger fleet size, were offset by higher allocations of selling, general and administrative expenses and an allocation of impairment losses in 1998 of $0.8 million related to the Company's real property in England. Operating profit before allocations of indirect items increased slightly due to a larger fleet under management

     Owned Containers generated a loss from operations in 1998 of $8.1 million compared to a loss of $7.1 million in 1997. Lower net lease revenues resulting from a softer leasing market as well as a smaller owned fleet and higher interest rates on container debt contributed to the decline in this segment's performance. Additionally, the Company took an impairment charge of $4.5 million in 1998 on refrigerated and selected dry cargo containers, in anticipation of a sale of these assets to various third party investor programs in the first half of 1999. These sales reflected the Company's strategy of refinancing its short-term debt and reducing the Company's cost of debt financing. In 1997, the Company booked a $7.4 million impairment charge to write down the carrying value of refrigerated containers.

     Gross lease revenue decreased by approximately 2% in 1998, primarily due to lower average utilization rates on dry cargo containers, a smaller average refrigerated container fleet and lower average per diem rates on most product types. Gross lease revenue from dry cargo containers decreased by 2% in 1998 and represented approximately 73% of the overall total, unchanged from 1997. Refrigerated container gross lease revenue declined by $2.8 million, or 9%, to $29.9 million in 1998 due to a reduction in average fleet size following a program of targeting uneconomic equipment for disposal during the year. Refrigerated container gross lease revenue represented 19% of the overall total compared to 20% in 1997. Gross lease revenue from tank containers increased by $1.2 million to $8.3 million, an increase of 17% over 1997, due to improved utilization and a larger average fleet size. The roll-trailer fleet contributed $2.9 million, or 2%, to total gross lease revenue in 1998 compared to $2.8 million, or 2%, in 1997.

     Commissions, fees and other operating income decreased to $5.0 million in 1998, a decrease of $0.6 million, or 11%, over 1997. This was primarily due to reduced income from direct financing leases which was partly offset by increased fees from the disposal of containers and increased property rental income.

     Direct operating expenses increased to $35.3 million in 1998, an increase of $1.1 million, or 3%, over 1997. Reductions in storage, repositioning, handling and agent costs were more than offset by increases in repair costs and in charges in respect of dry cargo and refrigerated container legal expenses and doubtful accounts. Dry cargo container storage costs decreased by $1.0 million, or 10%, to $8.9 million reflecting stronger exchange rates and the negotiation of lower storage rates in several locations. As a percentage of gross lease revenue, direct operating expenses increased to 22% in 1998 from 21% in 1997.

     Payments to container owners increased to $75.5 million in 1998, an increase of $1.6 million, or 2%, over the prior year. Payments to Other Container Owners were $43.6 million in 1998, an increase of $6.1 million, or 16%, over 1997 due to a larger average fleet size which more than offset lower average dry cargo container utilization and per diem rates. The increase in the average fleet size was mainly due to transactions involving the sale of equipment from the Owned to the Other Container Owner segment in the second half of 1997 together with new container production. Payments to US Limited Partnerships decreased by $4.6 million to $31.9 million, a 12% decrease compared to 1997. The $6.6 million reduction in gross lease revenue for the segment was caused by lower average utilization and per diem rates and a smaller dry cargo container fleet which more than offset a

$1.3 million reduction in direct operating expenses. The US Limited Partnership fleet declined from 138,600 TEU at December 1997 to 128,700 TEU at December 1998 as a result of the disposal of older container equipment, including sales of equipment to the Other Container Owner segment. At December 1998, the managed container fleet comprised 75% of the total fleet, by original equipment cost, which was almost unchanged from 1997.

     Depreciation and amortization decreased slightly to $18.7 million in 1998, a reduction of $0.3 million, or 2%, compared to 1997, due to a smaller average Owned Container fleet which was partly offset by an increase in the depreciation charge for refrigerated containers following a change in the depreciation policy at the beginning of 1998.

     Selling, general and administrative expenses were $21.2 million in 1998, compared to $22.7 million in 1997, a decrease of $1.5 million, or 7%, due to lower manpower, professional service and communication costs.

     Financing and recomposition expenses decreased to $5.4 million in 1998, a reduction of $2.0 million, or 27%. During 1998, $3.4 million of charges were incurred related to professional, financing and termination costs together with a $2.0 million provision in connection with a restructuring plan. Charges incurred during 1997 were comprised of a $3.4 million provision against a contingent liability (see Note 16 to the 1999 Consolidated Financial Statements) and $4.0 million in costs related to professional and financing fees.

     Interest expense decreased to $15.7 million in 1998, a decrease of $2.0 million, or 11%, over 1997 due to a lower average debt balance which was partly offset by a higher average interest rate. The average debt balance was $160.9 million in 1998 compared to $185.1 million in 1997, a decrease of $24.2 million. The reduction in the average debt balance was due to debt repayments of $22.1 million from operating cash during 1998 together with container sales from the Owned Container fleet to the managed container fleet in the second half of 1997.

     Reversal of unrealized holding gain on available for sale securities represented a $1.9 million charge to reduce the anticipated proceeds from investment securities held in escrow accounts.

     Impairment losses of $6.5 million in 1998 comprised a $4.5 million charge related to container equipment and a $2.0 million adjustment to record a property at estimated market value.

     Income taxes of $0.3 million in 1998 represented charges against profits arising in European and Asian marketing offices. There was no income tax charge in 1997.

     LIQUIDITY AND CAPITAL RESOURCES

     The funding sources available to the Company and its consolidated subsidiaries include operating cash flow and borrowings. The Company's operating cash flow is derived from lease revenues generated by the Company's fleet and fee revenues from its managed container programs. The Company's working capital requirements generally relate to day-to-day fleet support and servicing the current portion of long-term debt outstanding. The Company derives all of its operating income and cash flow from its subsidiaries. Dividends of $3.2 million were paid to the Company by its subsidiaries during 1998. There were no such dividends in 1999.

     The Company purchases new containers for its own account and for resale to its managed container programs. In recent years the Company has targeted container purchases to take advantage of strategic purchasing and leasing opportunities, once the related financing was secured. During 1998 and 1997 the ability to purchase new containers was limited by the reduced levels of financing available to the Company.

     Cash from Operating Activities. Net cash provided by operating activities was $15 million and $15.2 million in 1999 and 1998, respectively. Net cash used by operating activities was $20.6 million in 1997. The cash generated in 1999 represented cash provided by operations together with a $6.5 million reduction in the net amounts due from lessees and a release of $4.9 million of deposits from escrow accounts of which $2.7 million was utilized to make payments to third party container owners. During 1999, cash was primarily utilized to pay amounts due to container owners and to reduce the balance of Other amounts payable and accrued expenses by $9.4 million, including payments of amounts due under a restructuring plan and under the terms of loan extension agreements. The net cash generated in 1998 reflected cash generated from operations and $7.9 million of proceeds from new container equipment for sale. The net cash used in 1997 reflected payments to container manufacturers of $26.4 million together with the addition of new container equipment for resale of $6.7 million.

     Cash for Investing Activities. The Company uses cash for investing activities to acquire containers for its owned fleet, to purchase property and other assets related to the operation of its worldwide office network and on occasion to acquire subsidiaries and other investments. Net cash provided by investing activities was $18.9 million and $44.6 million in 1999 and 1997, respectively. Net cash used in investing activities was $1.4 million in 1998. During 1999, $21.7 million was generated by the sales of container equipment and finance lease equipment, primarily to third party container owners. Cash payments in 1998 included acquisitions of container equipment and computer equipment of $1.8 million and $1.1 million, respectively. Included in cash paid in 1997 was $38.7 million relating to the purchase of owned container equipment and $3.7 million relating to loans made to the then Chairman. Cash received in 1997 related to proceeds from the sale of container equipment of $61.5 million and proceeds from the sale of an investment in finance lease equipment of $25.1 million. Also included in cash received in 1997 was the return of $1.5 million paid by the Company purportedly related to professional fees relating to a proposed strategic alliance.

     Cash from Financing Activities. The Company uses cash from financing activities to fund capital acquisition requirements and short-term purchasing requirements of new containers held for resale. Net cash used in financing activities was $34.5 million, $19 million and $26.7 million in 1999, 1998 and 1997, respectively. In 1999, the Company utilized the proceeds of a $50 million loan to refinance $47.8 million of indebtedness. In addition to this, debt and capital lease obligations included $20.6 million of repayments in connection with transactions involving container equipment sales. In 1998, net cash used by financing activities included $22.1 million of debt and capital lease repayments from operating cash.

     CAPITAL RESOURCES

     On August 2, 1999, the Company refinanced approximately $47.8 million of its short-term and other indebtedness by establishing a Loan Facility (the "Loan Facility") with MeesPierson N.V., a Dutch financial institution, as agent for itself and First Union National Bank (collectively, the "Lenders"). The borrower under the Loan Facility was Cronos Finance (Bermuda) Limited ("Cronos Finance"), a newly-organized, wholly-owned, special purpose subsidiary of the Company. Cronos Finance borrowed $50 million under the Loan Facility for the purpose of acquiring containers from three other direct or indirect wholly-owned subsidiaries (the "Sellers") of the Company and paying certain fees associated with the establishment of the Loan Facility and the fees of certain former lenders. The Sellers utilized the cash proceeds from the sale of the containers to Cronos Finance to repay $47.8 million in principal due by the Sellers to eight different creditors or groups of creditors of the Group, including all indebtedness owed to a group of banks for which Fleet Bank, N.A. acted as agent.

     For establishing the Loan Facility, the Lenders were paid an arrangement fee of 1.50% of the facility amount, issued 300,000 shares of Common Stock of the Company (150,000 shares to each Lender) and each granted a warrant to purchase 100,000 shares of the Company's Common Stock at an exercise price of $4.41 per share.

     In conjunction with the new facility, the Company has agreed to new financial covenant levels with all of its current lenders and has obtained waivers of non-compliance under current financial covenants. In addition, as part of the facility, all lenders have agreed that the new covenant levels will not be tested until the first quarter of 2000.

     CAPITAL EXPENDITURES AND COMMITMENTS

     Capital expenditures for containers in 1999, 1998 and 1997 were $2.7 million, $1.8 million and $38.7 million, respectively. Other capital expenditures in 1999, 1998 and 1997 were $0.2 million, $1.1 million, and $0.6 million, respectively.

     During the year ended December 31, 1996, the Company advanced $5.5 million to the then Chairman of the Group, of which $5.5 million was outstanding as of December 31, 1996. In January 1997, the Company advanced a further $3.7 million. As at December 31, 1997, no payments had been received against these loans. In October

1996, $1.5 million was placed into an escrow account, purportedly in respect of professional fees relating to a proposed strategic alliance. This alliance did not take place and the escrow funds were released to the Company in January 1997. In June 1999, $5.3 million was received from the sale of the Company's stock held as collateral on the loans and was utilized in reducing the indebtedness to the Company under these loans. See Item 13 -- "Certain Relationships and Related Transactions" below.

     NEW ACCOUNTING PRONOUNCEMENTS

     In June, 1998, the FASB issued SFAS No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and how it is designated. A variable cash flow hedge of a forecasted transaction is initially recorded as comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. Gains and losses from foreign currency exposure hedges are reported in other comprehensive income as part of the cumulative translation adjustment. Gains and losses from fair value hedges are recognized in earnings in the period of any changes in the fair value of the related recognized asset or liability or firm commitment. Gains and losses on derivative instruments that are not designated as a hedging instrument are recognized in earnings in the period of change. SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, and should not be applied retroactively to financial statements for prior periods. The Company is assessing the impact that SFAS 133 will have in accounting for its derivative transactions and hedging activities.

     In December 1999, the staff of the SEC issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" (SAB No. 101). SAB No. 101 was to have been effective in the first quarter of 2000. On March 24, 2000, the Staff of the SEC announced that registrants with fiscal years that begin between December 16, 1999 and March 15, 2000 may take an additional three months to implement SAB No. 101. The Company is evaluating the impact, if any, of SAB No. 101 on the Company's financial statements.

     YEAR 2000

     The Company did not experience nor does it currently anticipate any material adverse effects on the Company's business, results of operations or financial condition as a result of Year 2000 issues involving its internal use systems, third party products or any of its software products. Costs incurred in preparing for Year 2000 issues were expensed as incurred. The Company does not anticipate any additional material costs in connection with Year 2000 issues.

     INFLATION

     Management believes that inflation has not had a material adverse effect on the Company's results of operations.

ITEM 7A -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     This item should be read in conjunction with and by reference to Note 14 to the 1999 Consolidated Financial Statements.

     The following table sets forth principal cash flows and related weighted average interest rates by expected maturity dates for debt and capital lease obligations at December 31, 1999:

                                         EXPECTED MATURITY DATE OF DEBT AND CAPITAL LEASE OBLIGATIONS
                                        --------------------------------------------------------------
                                          2000       2001       2002       2003       2004      2005
                                        --------   --------   --------   --------   --------   -------
                                                     (US DOLLAR EQUIVALENT, IN THOUSANDS)
Long-term debt and capital lease
  obligations:
  Fixed rate ($US)....................  $ 4,019    $ 4,143    $ 3,769    $ 3,649    $12,119    $   --
  Average interest rate %.............      8.7        8.6        8.6        8.6        8.6        --
  Fixed rate (GBP)....................       --         --    $ 5,750         --         --        --
  Average interest rate %.............      9.8        9.8        9.8         --         --        --
  Variable rate ($US).................  $12,558    $12,148    $12,362    $13,131    $24,494    $1,836
  Average interest rate %.............      7.6        7.6        7.6        7.6        7.5       7.5

     Interest rate risk: outstanding borrowings are subject to interest rate risk. At December 31, 1999, 70% of total borrowings had floating interest rates. The Company performed an analysis of borrowings with variable interest rates to determine their sensitivity to interest rate changes. In this analysis, the same change was applied to the current balance outstanding leaving all other factors constant. It was found that if a 10% increase was applied to market rates, the expected effect would be to reduce annual cash flows by $0.6 million.

     Exchange rate risk: substantially all of the Company's revenues are billed and paid in US dollars and approximately 78% of costs in 1999 were incurred and paid in US dollars. Of the remaining costs, approximately 82% are individually small, unpredictable and incurred in various denominations and thus are not suitable for cost effective hedging. From time to time, Cronos hedges a portion of the expenses that are predictable and are principally in UK pounds sterling. In addition, almost all of the Company's container purchases are paid for in US dollars.

     As exchange rates are outside of the control of the Company, there can be no assurance that such fluctuations will not adversely affect its results of operations and financial condition. By reference to 1999, it is estimated that for every 10% fall in value of the US dollar, the effect would be to reduce cash flows by $1.4 million in any similar year.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     1999 Independent Auditors' Report

     1998 Report of Independent Public Accountants

The financial statements listed in this Item 8 are set forth herein beginning on page F1:

     Consolidated Balance Sheets -- At December 31, 1999 and 1998

     Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997

     Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1999, 1998 and 1997

     Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997

     Notes to Consolidated Financial Statements

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The Board of Directors, in general, delegates the daily management of the Company's business to the Company's executive officers. The following table sets forth information with respect to the executive officers and directors of the Company.

                                        YEAR INITIALLY ELECTED
NAME                              AGE        OR APPOINTED        POSITION
----                              ---   ----------------------   --------
OFFICERS AND DIRECTORS:
Dennis J Tietz.................   47             1998            Chairman of the Board of Directors and
                                                                 Chief Executive Officer
Peter J Younger................   43             1997            Director, Executive Vice President and
                                                                 Chief Financial Officer
Maurice Taylor.................   39             1998            Outside Director
Charles Tharp..................   49             1999            Outside Director
Stephen N Walker...............   45             1999            Outside Director
Robert M Melzer................   59             2000            Outside Director
John M Foy.....................   54             1999            Senior Vice President
Nico Sciacovelli...............   50             1999            Senior Vice President
John C Kirby...................   46             1999            Senior Vice President

     DENNIS J TIETZ. Mr. Tietz, age 47, was appointed Chief Executive Officer of the Company on December 11, 1998, and Chairman of the Board of Directors on March 30, 1999, to fill the vacancies created by the resignation of Rudolph J Weissenberger as Chief Executive Officer and Chairman of the Board. Mr. Tietz will serve as a director until the annual meeting in 2001 and his successor is elected. From 1986 until his election as Chief Executive Officer of the Company, Mr. Tietz was responsible for the organization and marketing of investment programs managed by Cronos Capital Corp. ("CCC"), (formerly called Intermodal Equipment Associates), a subsidiary of the Company. From 1981 to 1986, Mr. Tietz supervised container lease operations in both the United States and Europe. Prior to joining CCC in 1981, Mr. Tietz was employed by Trans Ocean Leasing Corporation, San Francisco, California, a container leasing company, as regional manager based in Houston, with responsibility for leasing and operational activities in the US Gulf. Mr. Tietz holds a B.S. degree in Business Administration from San Jose State University. Mr. Tietz is a licensed principal with the National Association of Securities Dealers ("NASD").

     PETER J YOUNGER. Mr. Younger, age 43, was elected to the Board of Directors of the Company on January 13, 2000. Mr. Younger will serve as a director until the annual meeting in 2001 and his successor is elected. Mr. Younger was appointed as Executive Vice President of the Company in April 1999 and its Chief Financial Officer in March 1997. From 1991 to 1997, Mr. Younger served as Vice President of Finance for Cronos Containers Ltd., located in the UK. From 1987 to 1991 Mr. Younger served as Vice President and Controller for CCC in San Francisco. Prior to 1987, Mr. Younger was a certified public accountant and a principal with the accounting firm of Johnson, Glaze and Co. in Salem, Oregon. Mr. Younger holds a B.S. degree in Business Administration from Western Baptist College, Salem, Oregon.

     MAURICE TAYLOR. Mr. Taylor, age 39, was appointed to the Board of Directors of the Company as an outside director on July 9, 1998. Mr. Taylor will serve as a director until the annual meeting for the year 2000 and his successor is elected. Mr. Taylor, based in Geneva, Switzerland, is and has been an independent consultant in international trade finance for the last five years. He serves on the boards of numerous privately-held trading companies in Europe. Mr. Taylor holds a B.A. degree in Mathematical Economics from Brown University.

     CHARLES THARP. Mr. Tharp, age 49, was appointed to the Board of Directors of the Company as an outside director on March 31, 1999, to fill the vacancy created by the resignation of Dr. Axel Friedberg. Mr. Tharp will serve as a director until the annual meeting for the year 2000 and his successor is elected. Mr. Tharp is based in Washington D.C. and has for the last four years acted as a consultant to pension funds and foundations on international investment policy, fiduciary issues, and financial management. Mr. Tharp is a director of The Info/Change Foundation, Washington D.C. He held several positions, including Executive Director (the Chief Executive Officer) of the Pension Benefit Guaranty Corporation, a federal agency, from 1982 to 1985. Mr. Tharp has served on the boards of insurance companies, pension funds, and real estate holding companies in California, Ohio, and Bermuda. Mr. Tharp holds a B.A. degree in History from Yale University and an M.A. in Jurisprudence from Oxford University, England.

     STEPHEN NICHOLAS WALKER. Mr. Walker, age 45, was appointed to the Board of Directors of the Company as an outside director on October 5, 1999, to fill the vacancy created by the resignation of Ernst-Otto Nedelmann, and was elected to the Board by the shareholders at the January 13, 2000 meeting. Mr. Walker will serve as a director until the annual meeting in 2002 and his successor is elected. Since 1995, Mr. Walker has served as Senior Vice President of Investments of Paine Webber Inc. From 1982 until he joined PaineWebber, he served as Senior Vice President of Investments of Prudential Securities Inc. Mr. Walker holds an M.A. degree in Jurisprudence from Oxford University, England.

     ROBERT M MELZER. Mr. Melzer, age 59, was elected to the Board of Directors of the Company as an outside director on January 13, 2000, and will serve as a director until the annual meeting in 2002 and his successor is elected. Mr. Melzer served as President and Chief Executive Officer of Property Capital Trust, Inc., a publicly-traded real estate investment trust ("REIT"), from 1992 until May 1999 when the company completed its plan to dispose of its investments and distributed the proceeds to its shareholders. Since May 1999, Mr. Melzer has devoted his business activities to consulting and to serving as a director or trustee of various business and charitable organizations. Mr. Melzer serves as a director of Genesee & Wyoming, Inc., a short-line railroad holding company; a director of Beacon Capital Partners, Inc., a REIT; a trustee of MGI Properties, a REIT; and chair of the board of trustees of Beth Israel Deaconess Medical Center. Mr. Melzer holds a B.A. degree in Economics from Cornell University and an M.B.A. from the Harvard Business School. The Board proposed Mr. Melzer as a candidate for director in its preliminary proxy statement filed with the SEC on August 24, 1999, and, on October 21, 1999, appointed Mr. Melzer as a non-voting member of the Board's Transaction Committee, which was organized to assess the proposal made by Interpool, Inc. to acquire the Company and to consider alternative means of enhancing shareholder value. See "Description of Business -- Recent Developments" above.

     JOHN M FOY. Mr. Foy, 54, was appointed Senior Vice President Americas, on April 1, 1999. Mr. Foy is responsible for lease marketing and operations in North and South America, Asia and Australia, and is based in San Francisco. Mr. Foy was appointed Vice President, Americas in 1993. From 1985 to 1993, Mr. Foy was Vice President/Pacific with responsibility for dry cargo container lease marketing and operations in the Pacific Basin. From 1977 to 1985, Mr. Foy was Vice President of Marketing for Nautilus Leasing Services in San Francisco with responsibility for worldwide leasing activities. From 1974 to 1977, Mr. Foy was Regional Manager for Flexi-Van Leasing, a container lessor, in the Western United States. Mr. Foy holds a B.A. degree in Political Science from University of the Pacific, and a Bachelor of Foreign Trade from Thunderbird Graduate School of International Management.

     NICO SCIACOVELLI. Mr. Sciacovelli, 50, was appointed Senior Vice President Europe, Middle East and Africa on April 1, 1999. Mr. Sciacovelli is responsible for lease marketing and operations in those areas. He is based in Genoa, Italy. In 1997, Mr. Sciacovelli was appointed as Vice President/Europe with responsibility for leasing operations in the European area. From 1983 to 1997, Mr. Sciacovelli was Director of Marketing for Southern Europe, the Middle East and Africa. Prior to 1983, Mr. Sciacovelli was employed by Interpool, Inc., a container lessor, as Marketing Manager with responsibility for container leasing in Italy.

     JOHN C KIRBY. Mr. Kirby, 46, was appointed Senior Vice President for Operations on April 1, 1999. Mr. Kirby is responsible for container purchasing, contract and billing administration, container repairs and leasing-related systems and is based in the United Kingdom. Mr. Kirby previously served as Vice President of Operations from 1992. From 1986 to 1992, Mr. Kirby was Director of European Operations, a position he had held with IEA. Prior to joining IEA as European Technical Manager in 1985, Mr. Kirby was employed by CLOU Containers, a leasing company, as Technical Manager based in Hamburg, Germany. Mr. Kirby holds a Professional Engineering Qualification from the Mid-Essex Technical College in England.

     SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     The Company's directors and executive officers must file reports with the SEC indicating the number of shares of the Company's Common Stock they beneficially own and any changes in their beneficial ownership. Copies of these reports must be provided to the Company. Based solely on written representations from the Company's directors and executive officers and a review of the copies of beneficial ownership reports furnished to the Company, the Company believes that all of the directors, executive officers and 10% shareholders of the Company complied with such reporting requirements during the 1999 fiscal year, except Messrs. Melzer and Walker, and Hans-Ulrich Ming, individually and as Trustee of the Trust for the benefit of Stefan M Palatin, each of whom inadvertently failed to timely file an initial statement on Form 3.

     COMMITTEES OF THE BOARD OF DIRECTORS

     The Board has established Audit, Compensation, Special Litigation, and Transaction Committees.

     The Audit Committee consists of Directors Melzer, as its chair, Taylor and Walker. The Audit Committee has general oversight responsibility with respect to the Company's financial reporting, reviews the results and scope of the audit and other services provided by the Company's independent auditors, and is responsible for recommending to the Board the appointment of the Company's independent auditors.

     The Compensation Committee is comprised of Directors Tharp, as its chair, Walker and Taylor. The Compensation Committee is responsible for establishing and supervising the compensation and benefit plans for the officers and key employees of the Company.

     The Special Litigation Committee is comprised of Directors Taylor, as its chair, Walker and Melzer. This Committee has been established to review transactions between the Company and present and former management to determine if management engaged in any misfeasance or improper self dealing. The Committee is also responsible for supervising the Company's efforts to recover the indebtedness owed to the Company by its former Chairman, Mr. Palatin.

     The Transaction Committee consists of Directors Walker, as its chair, Melzer, Taylor and Tharp. It was organized on October 8, 1999, to supervise the efforts of the Board, working in conjunction with counsel and the Company's financial advisors, First Union, to pursue strategic alternatives to enhance shareholder value, and to oversee discussions between Cronos and interested parties.

ITEM 11 -- EXECUTIVE COMPENSATION

     COMPENSATION SUMMARY

     The following table sets forth certain information concerning the cash and non-cash compensation (stated in U.S. dollars) received for services rendered in the fiscal years ended December 31, 1999, 1998, and 1997 by (i) the Company's Chief Executive Officer during 1999, and (ii) the four most highly compensated executive officers of the Company (other than the Chief Executive Officer) in office on December 31, 1999.

                           SUMMARY COMPENSATION TABLE

                                                                                                 LONG TERM
                                ANNUAL COMPENSATION                                         COMPENSATION AWARDS
-----------------------------------------------------------------------------------    -----------------------------
                   (a)                       (b)      (c)      (d)         (e)            (g)             (i)
                                                                                       SECURITIES
                                                                                       UNDERLYING
                                                                       OTHER ANNUAL     OPTIONS/       ALL OTHER
NAME AND                                            SALARY    BONUS    COMPENSATION       SARS      COMPENSATION(1)
PRINCIPAL POSITION                           YEAR     ($)      ($)         ($)            (#)             ($)
------------------                           ----   -------   ------   ------------    ----------   ----------------
OFFICERS:
Dennis J Tietz............................   1999   453,923       --      38,819             --          5,000
  Chairman and Chief Executive Officer       1998   237,824   71,435      27,790        300,000          5,000
                                             1997   232,250   59,774       7,220             --          5,000
Peter J Younger...........................   1999   250,000       --      19,769        200,000             --
  Director, Executive Vice President and     1998   205,352   61,443      10,614             --             --
  Chief Financial Officer                    1997   177,963   43,290       9,688             --             --
John M Foy................................   1999   187,000       --      14,155             --          5,000
  Senior Vice President                      1998   153,114   25,356      20,847             --          5,000
                                             1997   149,525   41,268      17,754             --          4,750
Nico Sciacovelli..........................   1999   179,127       --       2,264             --             --
  Senior Vice President                      1998   183,477   28,098         995             --             --
                                             1997   139,665   26,991          --             --             --
John C Kirby..............................   1999   157,616       --      19,275             --          6,297
  Senior Vice President                      1998   122,030   35,990      13,888             --          5,199
                                             1997   113,015   28,950      10,757             --          4,856

---------------

(1) Column (i) represents retirement plan contributions made by Cronos on behalf of the named officers.

                               OPTION GRANT TABLE

     The following Option Grant Table includes columns designated "Potential Realizable Value". The calculation of these columns is based on hypothetical 5% and 10% growth assumptions established by the rules of the Securities and Exchange Commission (the "Commission"). There is no way to anticipate what the actual growth rate of the Company's Common Stock will be.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                                        POTENTIAL REALIZABLE
                                                                                                         VALUE AND ASSESSED
                                                                                                       ANNUAL RATES OF STOCK
                                                                                                       PRICE APPRECIATION FOR
                                         INDIVIDUAL GRANTS                                                  OPTION TERM
---------------------------------------------------------------------------------------------------    ----------------------
                 (a)                          (b)             (c)             (d)           (e)          (f)          (g)
                                           NUMBER OF       % OF TOTAL
                                           SECURITIES     OPTIONS/SARS
                                           UNDERLYING      GRANTED TO     EXERCISE OR
                                          OPTIONS/SARS    EMPLOYEES IN    BASE PRICE     EXPIRATION
NAME                                      GRANTED (#)     FISCAL YEAR      ($/SHARE)        DATE        5% ($)      10% ($)
----                                      ------------    ------------    -----------    ----------    --------    ----------
Peter J Younger.......................      200,000           100%          $4.375       Oct. 2009     713,172     1,653,899

     Reported in this table are Stock Appreciation Rights ("SARs") awarded to the named officer. SARs allow the recipient to share in any increase in the value of a specified amount of the Company's Common Stock without acquiring ownership of such stock nor the rights associated with ownership. Under the terms of the agreement, the Company granted the named officer the option to acquire 200,000 SARs. The grant date was October 13, 1999.

                               STOCK OPTION TABLE

                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR END OPTION VALUES

                                                                       NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                                                                      UNDERLYING UNEXERCISED               IN-THE-MONEY
                                                                      OPTIONS/SARS AT FY-END        OPTIONS/SARS AT FY-END ($)
                                          SHARES                   ----------------------------    ----------------------------
                                        ACQUIRED ON     VALUE
NAME                                     EXERCISE      REALIZED    EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
----                                    -----------    --------    -----------    -------------    -----------    -------------
Dennis J Tietz......................           --           --       321,600              --         187,500              --
Peter J Younger.....................           --           --        10,800         200,000              --         125,000
John M Foy..........................           --           --        10,800              --              --              --
Nico Sciacovelli....................           --           --         5,400              --              --              --
John C Kirby........................           --           --        10,800              --              --              --

     COMPENSATION OF DIRECTORS

     In 1999, outside directors received quarterly retainers of $6,250, fees of $6,000 per board meeting attended in person, fees of $1,000 for every board meeting attended via telephone conference facilities and reasonable travel and entertainment expenses. In addition, Messrs. Taylor, Tharp and Walker each earned $30,000 in 1999 for their services on the Transaction Committee of the Company. Mr. Melzer, as a non-voting member of the Transaction Committee, earned $20,000.

     SAR GRANT TO OUTSIDE DIRECTORS. On October 13, 1999, the Board approved the grant to each existing non-employee director of the Company, and to Mr. Melzer, stock appreciation rights ("SARs") on 15,000 "share units", with a grant price of $4.094, the closing price of Company's Common Stock on August 4, 1999. A "share unit" is defined as the equivalent of one share of Common Stock of the Company. As of the date of the award of the SARs to the outside directors, October 13, 1999, the closing price of the Company's Common Stock was $4.875 per share. The share units vest over a period of three years, with one-third of the share units vesting on each of the first three anniversaries of the date of grant, October 13, 1999, or seven days before the next scheduled annual meeting of shareholders for that year, whichever date first occurs. If a grantee of share units resigns from the Company or is terminated (other than for cause) by the Company within twelve months following a "change in control", then the share units become fully exercisable, at anytime within 90 days after the date of such resignation or termination (if not exercised within said time period, then the share units lapse and terminate). The share units similarly vest in the event that a grantee is terminated by the Company without cause, or upon a grantee's permanent disability or death. A "change in control" is defined to include the acquisition by any person or related group of persons of 20% or more of the Common Stock of the Company. The share units are also fully exercisable upon any merger of the Company with another corporation or the sale of substantially all of the assets of the Company. The share units may be redeemed only for cash, not for shares of Common Stock of the Company. A grantee is entitled to an "award payment" at the time of exercise of share units, equal to the excess if any, of the fair market value of a share of Common Stock on the date of exercise over the grant price, multiplied by the number of exercised share units. The number of share units is subject to adjustment in the event of any subdivision of the outstanding shares of the Common Stock of the Company, the declaration of a dividend payable in Common Stock of the Company, or like events. In all events, the share units may not be exercised beyond October 12, 2009. The grant of share units to an outside director does not entitle the director to any rights as a shareholder of the Company.

     EMPLOYMENT AGREEMENTS

     DENNIS J TIETZ. When Mr. Tietz was hired as Chief Executive Officer on December 11, 1998, he and the Company entered into an Employment Agreement (the "Agreement"). The initial term of the Agreement was to expire December 31, 2000. Under the Agreement, Mr. Tietz was to be paid a base salary of $235,000, subject to annual increases as determined by the Board, but in no event less than the increase in the consumer price index. Under the Agreement, Mr. Tietz was to receive bonus compensation at such times, and in such amounts, as the Board determines. Mr. Tietz was also entitled to receive from Cronos Capital Corp. ("CCC"), a subsidiary of the Company and the general partner of the U.S. limited partnerships sponsored by the Company, 3% of the fees and distributions payable by the partnerships to CCC for the life of the partnerships.

     At the time the Company entered into the Agreement with Mr. Tietz, it also granted him a stock option to acquire 300,000 shares of the Company's Common Stock, at an exercise price of $4.375 per share, the closing price of the Common Shares of the Company on December 11, 1998.

     The Agreement also provided for a severance payment to Mr. Tietz upon his termination without "cause" or upon Mr. Tietz's termination of the Agreement "for good reason."

     In June of 1999 the Board increased Mr. Tietz's base salary to $300,000, payable in monthly installments. Shortly after Interpool made its proposal to the Company described under "Description of Business -- Recent Developments" above, the Compensation Committee of the Board commenced negotiations with Messrs. Tietz and Younger with a view to securing their services by extending their Employment Agreements, conforming Mr. Younger's Employment Agreement (which had been entered into in 1998) to the general provisions of the Employment Agreement with Mr. Tietz, and providing incentive compensation to both to encourage them to pursue a transaction that would enhance shareholder value. On March 24, 2000, the Compensation Committee of the Board and the full Board (with Messrs. Tietz and Younger abstaining from the vote) approved revised Employment Agreements with Messrs. Tietz and Younger.

     Under the Amended and Restated Employment Agreement (the "Amended Agreement") with Mr. Tietz, the term of his employment shall continue until December 31, 2001, with any further extensions to occur upon the written agreement of both the Company and Mr. Tietz. The Amended Agreement provides for Mr. Tietz to be nominated to the Company's Board of Directors and nominated to serve as Chairman of the Board for the term of the agreement. He shall continue to receive a base salary of $300,000 per year, with increases to commence January 1, 2001, in the discretion of the Board, but not less than the increase in the consumer price index. Mr. Tietz is to receive an annual bonus, in an amount of up to 50% of his annual base salary, to be calculated on the basis of performance goals established by the Compensation Committee, in its discretion.

     In addition, Mr. Tietz is entitled to receive a lump sum cash bonus (the "Transaction Bonus") upon the attainment of certain targets in the event of any "change in control" of the Company. A change in control is generally defined as the acquisition by any beneficial owner of 50% or more of the then-outstanding Common Shares of the Company, a merger or consolidation of the Company with and into another entity, or the sale of all or substantially all of the assets of the Company. The Transaction Bonus is calculated by first multiplying the consideration received by the Company's shareholders as a result of any such transaction by a fraction determined by the following formula:

                      X - Y

                                 X 0.25
                   ------------

                        10

     where "X" equals the price per share received by the holders of the Company's Common Shares and "Y" equals $5.40.

     Under his Amended Agreement, Mr. Tietz's Transaction Bonus shall be equal to 60% of the amount determined in accordance with the foregoing formula, and under his Amended Employment Agreement, Mr. Younger's Transaction Bonus shall be equal to 40% of the amount determined in accordance with the foregoing formula.

     Under the Amended Agreements with Messrs. Tietz and Younger, the amounts payable by the Company to them as Transaction Bonuses shall be reduced, dollar for dollar, so as to avoid the imposition of any excise tax upon the Company imposed by Section 4999 of the Internal Revenue code.

     Under the Amended Agreement, the Company may, at any time, discharge Mr. Tietz from active service, upon no more than 30 days' advance notice, by providing a notice of termination. Mr. Tietz may terminate the Amended Agreement at any time upon the occurrence of certain events, such as a change in his duties or position. Under the Amended Agreement, Mr. Tietz is also entitled to three percent of the fees and distributions payable by the U.S. limited partnerships to CCC, the general partner, for the life of the partnerships. Mr. Tietz receives additional benefits, including an automobile.

     If, at any time, Mr. Tietz's employment is terminated for an event or events as defined in the Amended Agreement, then Mr. Tietz will be entitled to a severance payment (the "Severance Payment") from the Company. (The event or events as defined in the Amended Agreement are as follows: (a) the Company terminates Mr. Tietz's employment without "cause," (b) Mr. Tietz terminates his employment with the Company "for good reason," or (c) Mr. Tietz resigns, with or without good reason, within the thirty-day period commencing one year following an "equity change in control" of the Company. An equity change in control is generally defined as the acquisition by any person or related group of persons of 20% or more of the Common Stock of the Company.) The severance payment will be made in a lump sum within 30 days of Mr. Tietz's last day of active service. It will comprise all accrued obligations plus a pro-rated portion of his annual salary and bonus for the year of termination. In addition, if Mr. Tietz agrees, for a period of 24 months following his last day of active service, not to solicit or interfere with any relationship between the Company and any customer, supplier, investor, or limited partner of the Company or its affiliates, and agrees not to solicit any existing employee of the Company to accept any position with any other company that currently engages in business with the Company, then Mr. Tietz shall be entitled to receive an additional lump sum payment in a dollar amount equal to his annual salary and bonus.

     PETER J YOUNGER. The Company and Mr. Younger entered into an Employment Agreement as of July 1, 1998 (the "Agreement"). The Agreement was for an indefinite term, and could generally not be cancelled except upon two-years' prior written notice. Under the Agreement Mr. Younger was entitled to a base salary, effective January 1, 1999, of US $250,000 per year, and was entitled to an annual bonus under the terms and conditions of any bonus plan established by the Company for all employees.

     On March 24, 2000, upon the approval of the Compensation Committee of the Board and the full Board (with Messrs. Tietz and Younger abstaining), the Company entered into an Amended and Restated Employment Agreement with Mr. Younger (the "Amended Agreement"). The Amended Agreement generally contains the same terms and provisions as set forth in Mr. Tietz's Revised Agreement, subject to the following material differences. The Amended Agreement provides for Mr. Younger to be nominated to the Company's Board of Directors to serve as a member of the Board for the term of the agreement. Mr. Younger's base salary is

$250,000. He also is entitled to a bonus, determined in the discretion of the Compensation Committee, in an amount of up to 50% of his base salary, on the basis of the achievement of performance goals established by the Committee. With respect to any transaction bonus payable to Messrs. Tietz and Younger upon a "change in control" of the Company, Mr. Younger is entitled to 40% of the amount determined by the formula, described above with respect to Mr. Tietz's Amended Agreement. In light of the fact that Mr. Younger currently resides in England, under his Amended Agreement (as was true under his original Employment Agreement), Mr. Younger is entitled to reimbursement from the Company for any additional income taxes payable by him on his income as a result of currently being resident in the United Kingdom over and above what he would pay on his employment income were he a resident of the State of California. Mr. Younger was granted stock appreciation rights as of October 13, 1999, described below. In addition, Mr. Younger is entitled to participate in all present and future option plans with other officers of the Company, in the discretion of the Compensation Committee.

     SAR GRANT TO MR. YOUNGER. To grant Mr. Younger incentive compensation, and to retain his services to the Company, the Board resolved on October 13, 1999, to grant to Mr. Younger stock appreciation rights ("SARs") on 200,000 "share units". A "share unit" is defined as the equivalent of one share of Common Stock of the Company. The grant of the SARs to Mr. Younger entitles him to receive cash payments from the Company as provided for in his Stock Appreciation Rights Agreement. The share units are redeemable only for cash, not for shares of Common Stock of the Company. The share units were granted to Mr. Younger at a grant price of $4.375 per share unit, the equivalent exercise price of the common shares subject to Mr. Tietz' option. As of the date of the award of the SARs to Mr. Younger, October 13, 1999, the closing price of the Company's Common Stock was $4.875 per share. The share units are exercisable by Mr. Younger over a period of three years, with one-third of the share units exercisable on each of the first three anniversaries of the date of grant. If Mr. Younger resigns from the Company within twelve months following a "change in control", then the share units become fully exercisable, at any time within 90 days after the date of such resignation (if not exercised within said time period, then the share units lapse and terminate). The share units similarly vest in the event that Mr. Younger is terminated by the Company without cause, or upon Mr. Younger's permanent disability or death. A "change in control" is defined to include the acquisition by any person or related group of persons of 20% or more of the Common Stock of the Company. The share units are also fully exercisable upon any merger of the Company with another corporation or the sale of substantially all of the assets of the Company.

     Upon any exercise of the share units, Mr. Younger is entitled to a cash payment by the Company in the amount of the excess, if any, of the then fair market value of a share of Common Stock of the Company over the grant price of the share units, multiplied by the number of share units then being exercised. The number of share units is to be adjusted in the event of any subdivision of the Company's outstanding shares, the declaration of a dividend payable in Common Stock of the Company, or like events. In all events, the share units granted to Mr. Younger expire if not exercised on October 12, 2009. The grant of the share units to Mr. Younger does not entitle him to exercise any rights as a shareholder of the Company.

     JOHN M FOY. The Company and Mr. Foy entered into an Employment Agreement, effective April 1, 1999, (the "Agreement") which was amended on December 1, 1999. The term of the Agreement, as amended, is until November 30, 2001. The Company may not cancel the Agreement prior to its expiration except for illness or other incapacity that continues for a period of more than six months or the non-performance of or willful misconduct by Mr. Foy in the performance of his duties. In the event of the termination of the Agreement by the Company without "cause", Mr. Foy will be paid an amount equal to the greater of his annual salary under the Agreement for the balance of the term under the Agreement or that amount called for by the severance policy of the Company. The severance policy of the Company calls for the employee to be paid an amount equal to the product obtaining by multiplying the employees monthly salary at the time of the termination by the number of years that the employee has worked for the Company, with a maximum severance payment of one year's salary. The Company will pay Mr. Foy a base salary ("Base Salary") of US $156,176 a year, increased, effective as of January 1, 1999, to US $187,000 a year. The Base Salary may be increased in the discretion of the Company. Mr. Foy will receive bonus compensation at such times, and in such amounts, as the Company may determine. On February 4, 2000, the Company granted Mr. Foy a stock option to acquire 80,000 shares of the Company's Common Stock, at an exercise price of $5.25 per share. The options will vest and be exercisable as follows: 25% on February 2001; 50% on February 2002; 75% on February 2003 and 100% on February 2004.

     NICO SCIACOVELLI. Under the terms of his employment, Mr. Sciacovelli is entitled to a base salary ("Base Salary") of ITL 345,701,314 a year (approximately US $180,000). The Base Salary may be increased in the discretion of the Company. Mr. Sciacovelli will receive bonus compensation at such times, and in such amounts, as the Company may determine. Mr. Sciacovelli receives additional benefits, including an automobile. Mr. Sciacovelli's employment may be terminated by either party serving not less than three months written notice. The Company and Mr. Sciacovelli are currently negotiating the terms of an Employment Agreement which they expect to finalize in April 2000.

     JOHN C KIRBY. The Company and Mr. Kirby entered into an Employment Agreement, effective April 1, 1999, (the "Agreement") which was amended on January 20, 2000. The term of the Agreement as amended is until November 30, 2001 and thereafter shall continue until terminated by either party serving not less than three months written notice. The Company may not cancel the Agreement prior to its expiration except for illness or other incapacity that continues for a period of more than six months or the non-performance of or willful misconduct by Mr. Kirby in the performance of his duties. The Company will pay Mr. Kirby a base salary ("Base Salary") of GBP L97,890 a year (approximately US $157,000). The Base Salary may be increased in the discretion of the Company. Mr. Kirby will receive bonus compensation at such times, and in such amounts, as the Company may determine. Mr. Kirby receives additional benefits, including an automobile. On February 4, 2000, the Company granted Mr. Kirby a stock option to acquire 80,000 shares of the Company's Common Stock, at an exercise price of $5.25 per share. The options, which will vest and be exercisable as follows: 25% on February 2001, 50% on February 2002, 75% on February 2003 and 100% on February 2004.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of March 23, 2000, there were 9,158,378 Common Shares, $2 par value (the "Common Shares"), issued and outstanding. The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Shares as of March 23, 2000, by (i) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock, (ii) Directors, (iii) executive officers, and (iv) Directors and executive officers as a group. Unless otherwise indicated, each of the persons listed in the table has sole voting and investment power with respect to the shares shown.

TITLE OF CLASS                IDENTITY OF PERSON OR GROUP           AMOUNT OWNED(1)   PERCENT OF CLASS
--------------                ---------------------------           ---------------   ----------------
Common Shares, par value $2   Stefan M Palatin(2)................      1,793,798(2)        19.6%
                              Blavin Parties.....................      1,529,136(3)        16.7%
                              Central Wechsel -- und Creditbank
                              AG.................................      1,075,000(4)        11.7%
                              Waveland Parties...................      1,039,500(5)        11.4%
                              Rudolf J Weissenberger.............        578,667(6)         6.3%
                              Quadrangle Offshore (Cayman) LLC...        507,400(7)         5.5%
                              Dennis J Tietz.....................        321,600(8)         3.5%
                              Peter J Younger....................         10,800(9)       *
                              Robert M Melzer....................         10,000          *
                              S. Nicholas Walker.................             --              --
                              Charles Tharp......................             --              --
                              Maurice Taylor.....................             --              --
                              John M Foy.........................         10,800(9)       *
                              John C Kirby.......................         10,800(9)       *
                              Nico Sciacovelli...................          5,400(10)      *
                              All executive officers and
                              directors as a group...............        369,400            4.0%

---------------

(1) Except as otherwise specifically noted, the number of shares stated as being owned beneficially includes (a) all options and warrants under which persons could acquire Common Shares currently and within 60 days following the date hereof and (b) shares held beneficially by spouses, minor children or grandchildren.

(2) According to the Form 3, dated April 16, 1999, of Hans-Ulrich Ming, individually and as trustee for the benefit of Stefan M Palatin, these shares are held of record by Klamath, a Panamanian company of which Mr. Palatin is known to be a beneficial owner.

(3) According to the Schedule 13D, dated September 24, 1999, of Blavin & Company, Inc. and Paul W Blavin, as principal for Blavin & Company, Inc., these shares are held of record by PWB Value Partners, L.P., and advisory clients of Blavin & Company, Inc.

(4) According to the Schedule 13D Amendment No. 1, dated March 10, 1998, of Central Wechsel -- und Creditbank AG, these shares were held of record by Enavest Holding S.A. ("Enavest"), a Panamanian company of which Stefan M Palatin is believed to be the beneficial owner. However, pursuant to the terms of a pledge agreement between Central Wechsel -- und Creditbank AG and Enavest following the default of the repayment of a loan by Enavest, these shares are held of record by Central Wechsel -- und Creditbank AG.

(5) According to their Schedule 13D Amendment No. 2, dated July 8, 1999, these shares are held of record by Waveland Partners, L.P., Waveland Capital Management, L.P., Clincher Capital Corporation, Waveland Capital Management, LLC, Waveland Partners, Ltd., and Waveland International, Ltd.

(6) According to his Form 3, dated December 21, 1998, Mr. Weissenberger is the record holder of 12,000 shares and indirectly holds 566,667 shares owned by Lude Management Corp.

(7) According to the Schedule 13G, dated March 13, 2000, of Lawrence A Heller, Quadrangle Offshore (Cayman) LLC is the beneficial owner of these shares.

(8) Mr. Tietz may purchase 21,600 shares by exercising outstanding options before November 24, 2001, and may purchase an additional 300,000 shares by exercising outstanding options on or before December 10, 2008.

(9) Messrs. Younger, Foy and Kirby may each purchase 10,800 shares by exercising outstanding options on or before November 24, 2001.

(10) Mr. Sciacovelli may purchase 5,400 shares by exercising outstanding options on or before November 24, 2001.

* Less than one percent.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Group had the following transactions with related parties that should be read in conjunction with Notes 16 and 20 to the 1999 Consolidated Financial Statements.

     I. During 1998, an ocean carrier in which Eivind A Eriksen, a former director and Chief Operating Officer of the Company, was a non executive director, ceased doing business. The ocean carrier leased containers from the Company. At December 31, 1998, a specific provision of $0.6 million, representing the total amount due from the carrier of $1.2 million, less expected insurance proceeds, was included in the allowance for doubtful accounts. In 1999, the total amount due from the ocean carrier increased by $0.1 million. During the year ended December 31, 1999, insurance proceeds of $0.6 million were received and the remaining balance of $0.7 million was charged to operations.

     II. During the year ended December 31, 1998, payments totalling $0.2 million were made to Dr. Freidberg, a former outside director of the Company, for legal fees. In addition Dr. Friedberg has submitted a statement to the Company for the balance due for legal services rendered to the Company from November 30, 1997 to December 31, 1998 in the amount $0.1 million which is currently being reviewed by the Special Litigation Committee.

     III. As of January 1, 1996, $4.7 million was owed to the Group under an unsecured loan agreement with Barton Holding Ltd. ("Barton"), the former preferred shareholder. This amount bore interest at 9% and was repayable in installments on March 31, 1996 and June 30, 1996.

     During 1996, Mr. Palatin purportedly guaranteed the performance by Barton of its obligations under the loan agreement, including repayment of interest and principal according to the terms prescribed in the agreement. Mr. Palatin's guarantee purported to pledge 1,030,303 Common Shares owned by him in The Cronos Group. However, the owner of record of these shares was Lambert Business Inc. incorporated under the laws of Panama.

     On June 30, 1996, principal and interest on the Group's loan to Barton in the amount of $5 million came due, but no repayment thereon was received.

     In August 1996, the Company and Mr. Palatin entered into a new Loan Agreement and related Pledge Agreement, each dated as of July 1, 1996, pursuant to which Mr. Palatin borrowed $5.5 million from the Company which was used to repay the principal and interest due on June 30, 1996, on the loan to Barton and an additional $0.5 million advance. This loan bore interest at 9% per annum and was due on December 30, 1996. No principal or interest payments were received in 1996. At December 31, 1996, the outstanding loan due from Mr. Palatin was $5.5 million. In July 1997, in connection with the execution of an amendment to a bank facility (the "Bank Facility"), the Palatin loan was increased to $5.9 million, representing principal and interest due on the original loan, and was assigned to a subsidiary of the Group, together with all the Company's rights in respect of this loan, including the collateral rights concerning the purported pledge of 1,030,303 Common Shares. The date of December 31, 1997, was agreed as the revised repayment date for the loan, but no principal or interest payments were received.

     In January 1997, the Group advanced an amount of $3.7 million to Mr. Palatin under the same terms as the Loan Agreement dated July 1, 1996. This loan bore interest at 9% per annum and was secured by a further pledge of 1,000,000 Common Shares beneficially owned by him in The Cronos Group. This loan was replaced in July 1997 by a new loan in a like amount from a subsidiary of the Group to Mr. Palatin, pursuant to the Bank Facility. This new loan bore interest at 9% per annum and was secured, together with all other obligations of Mr. Palatin to this subsidiary company, by the pledge of 1,000,000 shares. The loan was due to be repaid on October 31, 1997, but no interest or principal payments were received. Consequently title to the 1,000,000 shares was established by the banks providing certain of the Group's term loans which totalled $33.1 million at December 31, 1998.

     Interest of $0.7 million, $0.9 million and $0.8 million became due under Mr. Palatin's outstanding loans for the years ended December 31, 1999, 1998 and 1997, respectively. These amounts have not been recognized in income.

     In view of these circumstances and the doubt concerning the Board's ability to exercise the pledge over the remaining 1,030,303 shares, a provision of $3.9 million was made on December 31, 1997, against Mr. Palatin's outstanding loans. In March 1999, title to 463,636 of the 1,030,303 shares was granted as security to the banks under the Bank Facility.

     At December 31, 1998, the carrying value of Mr. Palatin's loans was $5.5 million. In June 1999, $5.3 million of proceeds from the sale of the Company's stock held as collateral on the Palatin loans were utilized in reducing Mr. Palatin's indebtedness to the Company. The remaining balance of $0.2 million was charged to operations. During 1999, the Company took action to seek recovery of the amounts owed to the Company (see Item 3 -- "Legal Proceedings").

     IV. Included in Financing and recomposition expenses in 1998 and 1997 were amounts totalling $0.2 million which were attributed to Mr. Palatin.

     On the resignation of Mr. Palatin in 1998, the Group retained $0.2 million of outstanding payroll to be held as possible settlement against any claims.

     In December 1999, the $0.2 million payable to Mr. Palatin was offset against the $0.2 million payable to the Group.

     V. Amounts of $0.03 million, $0.4 million and $0.6 million were paid for services, for the years ended December 31, 1999, 1998 and 1997, respectively, under the terms of an information technology agreement with a company to which Mr. Palatin indicated that he was related. In November 1999, the Group was advised by a third party that they had purchased all of the equity of the information technology company that was previously owned by Mr. Palatin.

     VI. As indicated in Note 16 to the 1999 Consolidated Financial Statements, it has been asserted by a representative of Contrin that Mr. Palatin has financial and other interests in companies that were involved in the trading of containers with participants in certain Austrian investment entities. The relationship or otherwise between these companies and the Group cannot be substantiated by management at present. The public records regarding these companies do not disclose their beneficial ownership. One of the companies in question, Transocean Equipment Manufacturing and Trading Limited ("TOEMT"), has been regarded by management as a subsidiary of Contrin and is so characterised in certain commercial correspondence. Contrin, through three management companies, administered the Austrian investment entities. The Group has responded to a request for information from the liquidator relating to the trading transactions with that company.

     VII. TOEMT, which is currently in liquidation in the United Kingdom, has been separately registered in the same name in both the United Kingdom and the Isle of Man. At December 31, 1999, the Company had $0.5 million of amounts payable to container owners on deposit in an escrow bank account pending resolution of certain matters relating to the liquidation process. The Company has recently become aware that more than one creditor of TOEMT may claim an interest in the distributions made by the Company with respect to the containers owned by TOEMT. At the present time, the Company has insufficient information to evaluate the competing claims or to determine whether the Company may have any liability to the competing creditors for the prior distributions made with respect to the TOEMT containers.

                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  (1) Financial Statements

     1999 Independent Auditors' Reports

     1998 Report of Independent Public Accountants

     Consolidated Balance Sheets -- At December 31, 1999 and 1998

     Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997

     Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1999, 1998 and 1997

     Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997

     Notes to Consolidated Financial Statements

(a)  (2) Financial Statement Schedules

     All schedules for which provision is made in the applicable regulations of the Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)  (3) Exhibits

                                 EXHIBIT INDEX

NUMBER                             EXHIBIT                             PAGE
------                             -------                             ----
  3.1    Coordinated Articles of Incorporation (incorporated by
         reference to Exhibit 1.1 to the Company's Annual Report on
         Form 20-F for the year ended December 31, 1997 (File No.
         0-24464)).
  3.2    Policies and procedures with respect to the indemnification of directors and officers of the Company, as adopted by the
         Board of Directors on August 4, 1999 (incorporated by
         reference to Exhibit 3.2 to the Company's Registration
         Statement on Form S-3, dated November 24, 1999).
  4.1    Rights Agreement, dated as of October 28, 1999, between the
         Company and BankBoston, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company's Registration
         Statement on Form 8-A dated October 29, 1999).
 10.1    Amended and Restated Credit Agreement, dated as of June 24,
         1997, by and among Cronos Containers N.V., Cronos Containers
         Ltd., Cronos Equipment Ltd., Cronos Containers Inc., Cronos
         Capital Corp., and Cronos Equipment (Bermuda) Limited, as
         joint and several borrowers, each of the banks that is or
         may become a party thereto, Fleet Bank, N.A., as agent for the banks, and The Cronos Group, as guarantor (the "Credit
         Agreement") (incorporated by reference to Exhibit 1.2 to the
         Company's Annual Report on Form 20-F for the year ended
         December 31, 1997 (File No. 0-24464)).
 10.2    First Amendment to the Credit Agreement, dated as of July
         14, 1997 (incorporated by reference to Exhibit 1.3 to the
         Company's Annual Report on Form 20-F for the year ended
         December 31, 1997 (File No. 0-24464)).
 10.3    Second Amendment to the Credit Agreement, dated as of
         December 3, 1997 (incorporated by reference to Exhibit 1.4 to the Company's Annual Report on Form 20-F for the year
         ended December 31, 1997 (File No. 0-24464)).
 10.4    Third Amendment to the Credit Agreement, dated as of June
         30, 1998 (incorporated by reference to Exhibit 1.5 to the
         Company's Annual Report on Form 20-F for the year ended
         December 31, 1997 (File No. 0-24464)).

NUMBER                             EXHIBIT                             PAGE
------                             -------                             ----
 10.5    Confirmation of Guaranties, Agreement and Power of Attorney
         by The Cronos Group, dated June 30, 1998, pertaining to the
         Credit Agreement (incorporated by reference to Exhibit 1.6 to the Company's Annual Report on Form 20-F for the year
         ended December 31, 1997 (File No. 0-24464)).
 10.6    Deed in lieu of foreclosure relating to shares given as
         collateral to the Palatin loans (incorporated by reference to Exhibit 10.6 in the Company's Annual Report on Form 10-K
         for the period ended December 31, 1998).
 10.7    Forbearance Agreement and Fourth Amendment to Amended and
         Restated Credit Agreement dated March 31, 1999 (incorporated by reference to Exhibit 10.7 in the Company's Annual Report on Form 10-K for the period ended December 31, 1998).
 10.8    Note Purchase Agreement among Cronos Equipment (Bermuda)
         Limited, The Cronos Group and Sun Life Insurance Company of
         America, dated as of December 29, 1994 (the "Sun Agreement")
         (incorporated by reference to Exhibit 1.7 to the Company's
         Annual Report on Form 20-F for the year ended December 31,
         1997 (File No. 0-24464)).
 10.9    Amendment to the Sun Agreement, dated as of November 1, 1997
         (incorporated by reference to Exhibit 1.8 to the Company's
         Annual Report on Form 20-F for the year ended December 31,
         1997 (File No 0-24464)).
 10.10   Second Amendment to the Sun Agreement dated as of January
         26, 1999 (incorporated by reference to Exhibit 10.10 to the
         Company's Annual Report on Form 10-K for the period ended
         December 31, 1998).
 10.11   Lambert Confirmation, Acknowledgement and Consent of
         Collateral Assignment (incorporated by reference to Exhibit
         10.12 to the Company's Annual Report on Form 10-K for the
         period ended December 31, 1998).
 10.12   Amendment to the Revolving Credit Facility between Cronos
         Containers Limited and China International Marine Containers
         (Group) Company Limited, dated March 24, 1999 (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the period ended December 31, 1998).
 10.13   Guarantee, dated as of July 30, 1999, by and between the
         Company and MeesPierson, as agent on behalf of itself and
         First Union (incorporated by reference to Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999).
 10.14   Loan Agreement, dated as of July 30, 1999, by and between
         Cronos Finance (Bermuda) Limited ("CFBL") as issuer, and
         MeesPierson, as agent, on behalf of itself and First Union, as initial noteholders (incorporated by reference to Exhibit
         10.21 to the Company's Quarterly Report on Form 10-Q for the
         period ended June 30, 1999).
 10.15   CFBL Secured Note, dated as of July 30, 1999, in the
         principal amount of U.S. $25,000,000, in favor of
         MeesPierson (incorporated by reference to Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999).
 10.16   CFBL Secured Note, dated as of July 30, 1999, in the
         principal amount of U.S. $25,000,000, in favor of First
         Union (incorporated by reference to Exhibit 10.23 to the
         Company's Quarterly Report on Form 10-Q for the period ended
         June 30, 1999).
 10.17   Issuer Stock Pledge Agreement [CFBL], dated as of July 30,
         1999, by and between the Company and MeesPierson, as agent on behalf of itself and First Union (incorporated by
         reference to Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999).
 10.18   Stock Pledge Agreement [Cronos Holdings/Investments (U.S.),
         Inc.], dated as of July 30, 1999, by and between the Company and MeesPierson, as agent on behalf of itself and First
         Union (incorporated by reference to Exhibit 10.25 to the
         Company's Quarterly Report on Form 10-Q for the period ended
         June 30, 1999).

NUMBER                             EXHIBIT                             PAGE
------                             -------                             ----
 10.19   Warrant Agreement dated as of July 30, 1999 ("Warrant
         Agreement") by and between the Company and MeesPierson N.V
         ("MeesPierson") and First Union National Bank ("FUNB")
         (incorporated by reference to Exhibit 4.1 to the Company's
         Quarterly Report on Form 10-Q for the period ended June 30,
         1999).
 10.20   Amendment No.1 to Warrant Agreement, dated as of August 11,
         1999, by and among the Company, MeesPierson, and FUNB
         (incorporated by reference to Exhibit 4.2 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended June
         30,1999).
                     Executive Compensation Plans and Arrangements
 10.21   Stock Appreciation Rights Agreement by and between the
         Company and Peter J Younger, dated as of October 13, 1999
         (incorporated by reference to Exhibit 10.1 to the Company's
         Registration Statement on Form S-3, dated November 24,
         1999).
 10.22   The Cronos Group Management Equity Investment Plan, dated as of July 25, 1994 (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the period ended December 31, 1998).
 10.23   Stock Appreciation Rights Agreement by and between the
         Company and S Nicholas Walker and each other party listed on
         the schedule thereto, dated October 13, 1999.                  E1
 10.24   1999 Stock Option Plan (incorporated by reference to Exhibit
         4.1 to the Company's Registration Statement on Form S-8,
         dated February 25, 2000).
 10.25   Employment Agreement by and between Cronos Containers Inc.
         and John Foy dated April 1, 1999, as amended on December 1,
         1999.                                                         E13
 10.26   Employment Agreement by and between Cronos Containers Ltd.
         and John Kirby dated April 1, 1999, as amended on January
         20, 2000.                                                     E23
 10.27   Amended and Restated Employment Agreement between Cronos and
         Peter J Younger dated March 24, 2000.                         E37
 10.28   Amended and Restated Employment Agreement between Cronos and
         Dennis J Tietz dated March 24, 2000.                          E60
 21.1    List of principal wholly-owned subsidiaries at December 31,
         1999.                                                         E82
 22.1    The Company's Form 8-K dated January 21, 2000, reporting on matters submitted to a vote of shareholders.
 27.1    Financial Data Schedule.                                      E84
 99.1    Pages 6 through 11 (under the caption "Risk Factors") of the
         Company's Registration Statement on Form S-8 dated February
         25, 2000.                                                     E85

(b)  Reports on Form 8-K

     On November 3, 1999, a Current Report on Form 8-K was filed by the Company reporting the Company's decision to approve and adopt a Shareholder Rights Plan.

     On November 16, 1999, a Current Report on Form 8-K was filed by the Company announcing that it had agreed to a settlement of the SEC's private investigation of the Company.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE CRONOS GROUP

                                                    /s/ DENNIS J TIETZ
                                          By:
                                          --------------------------------------

                                                       Dennis J Tietz
                                                 Chairman of the Board and
                                                  Chief Executive Officer

Date: March 29, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                SIGNATURE                                      TITLE                        DATE
                ---------                                      -----                        ----
          By /s/ DENNIS J TIETZ                Chairman of the Board and               March 29, 2000
------------------------------------------     Chief Executive Officer
              Dennis J Tietz                   (Principal Executive Officer)
          By /s/ PETER J YOUNGER               Director, Executive Vice President,     March 29, 2000
------------------------------------------     Chief Financial Officer, and
             Peter J Younger                   Chief Accounting Officer
                                               (Principal Financial and Accounting
                                               Officer)
          By /s/ ROBERT M MELZER               Director                                March 29, 2000
------------------------------------------
             Robert M Melzer

          By /s/ MAURICE TAYLOR                Director                                March 29, 2000
------------------------------------------
              Maurice Taylor

           By /s/ CHARLES THARP                Director                                March 29, 2000
------------------------------------------
              Charles Tharp

      By /s/ STEPHEN NICHOLAS WALKER           Director                                March 29, 2000
------------------------------------------
         Stephen Nicholas Walker

                                THE CRONOS GROUP
       CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 1999 AND 1998
            AND FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                       AND INDEPENDENT AUDITORS' REPORTS

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of The Cronos Group:

     We have audited the accompanying consolidated balance sheet of The Cronos Group (a Luxembourg holding company) and its subsidiaries (collectively the "Group") as of December 31, 1999, and the related consolidated statements of operations, cash flows and shareholders' equity for the year then ended. These consolidated financial statements are the responsibility of the Group's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of The Cronos Group and its subsidiaries as of December 31, 1999 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
San Francisco, CA
February 25, 2000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of The Cronos Group:

     We have audited the accompanying consolidated balance sheet of The Cronos Group (a Luxembourg holding company) as of December 31, 1998, and the related consolidated statements of income, cash flows and shareholders' equity for the two years ended December 31, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Cronos Group as of December 31, 1998 and the consolidated results of their operations and their cash flows for the years ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles in the United States.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the Consolidated Financial Statements of the Form 10-K for the year ended December 31, 1998, The Cronos Group is currently negotiating the refinancing of a loan of approximately $25.8 million, which had a final maturity date of January 8, 1999 and loans of $12.7 million and $9.2 million which have final maturity dates of September 30 and November 30, 1999, respectively, to permit the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company cannot predict what the outcome of the negotiations will be. These conditions raise substantial doubt that the group will be able to continue as a going concern. Management plans in respect of this matter are also described in Note 14 to the Consolidated Financial Statements of the Form 10-K for the year ended December 31, 1998. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     We draw attention also to Notes 1r, 3, 17 and 21 to the Consolidated Financial Statements of the Form 10-K for the year ended December 31, 1998. Allegations have been made which may result in the Group becoming defendants in lawsuits alleging various financial improprieties in the operation of certain third party Austrian investment entities and their sponsoring companies.

/s/ Moore Stephens

Moore Stephens
St. Pauls House
Warwick Lane
London EC4P 4BN

April 8, 1999

                                THE CRONOS GROUP

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                       NOTES         1999          1998          1997
                                                     ----------   -----------   -----------   -----------
                                                                  (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT
                                                                            PER SHARE AMOUNTS)
Gross lease revenue...............................                 $132,140      $157,546      $160,848
Commissions, fees and other operating income:
  US Limited Partnerships.........................                    1,356         1,347         1,384
  other related parties...........................                       --            --            20
  unrelated parties...............................                    4,593         3,608         4,141
Interest income...................................                    1,011         1,154           861
Gain on sale of investment:
  gain on conversion of investment................      9ii             613            --           106
  realized holding gain...........................      9ii             665            --           215
                                                                   --------      --------      --------
TOTAL REVENUES....................................                  140,378       163,655       167,575
                                                                   --------      --------      --------
Direct operating expenses.........................                   31,179        35,318        34,217
Payments to container owners:
  US Limited Partnerships.........................                   24,288        31,922        36,478
  Other container owners..........................                   39,655        43,605        37,467
Amortization of intangible assets.................       11             683           683           742
Depreciation......................................                   15,517        18,031        18,291
Selling, general and administrative expenses......                   16,569        21,164        22,683
Financing and recomposition expenses..............       4               --         5,375         7,384
Interest expense..................................                   10,809        15,718        17,758
Provision against amounts receivable from related
  parties.........................................       20              --            --         3,909
Reversal of unrealized holding gain on available
  for sale securities.............................   3(b)iv,9ii          --         1,929            --
Impairment losses.................................   1(r),3(a)           --         6,500        11,668
                                                                   --------      --------      --------
TOTAL EXPENSES....................................                  138,700       180,245       190,597
                                                                   --------      --------      --------
INCOME (LOSS) BEFORE INCOME TAXES.................                    1,678       (16,590)      (23,022)
Income taxes (benefit)............................       5             (236)          306            --
                                                                   --------      --------      --------
NET INCOME (LOSS).................................                    1,914       (16,896)      (23,022)
Other comprehensive income, net of tax -
Unrealized holding gain (loss) on available for
  sale securities.................................                      848          (730)        1,159
                                                                   --------      --------      --------
COMPREHENSIVE INCOME (LOSS).......................                 $  2,762      $(17,626)     $(21,863)
                                                                   ========      ========      ========
NET INCOME (LOSS) PER COMMON SHARE (BASIC AND
  DILUTED)........................................      1(f)       $   0.21      $  (1.91)     $  (2.60)
                                                                   ========      ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                                THE CRONOS GROUP

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                                                               NOTES         1999         1998
                                                             ----------    ---------    ---------
                                                                           (US DOLLAR AMOUNTS IN
                                                                           THOUSANDS, EXCEPT PER
                                                                               SHARE AMOUNTS)
ASSETS
Cash and cash equivalents................................                  $  8,701     $  9,281
Amounts due from lessees (net)...........................       1(h)         26,739       33,215
Amounts receivable from container owners, including
  amounts due from related parties of $5,857 and $7,738
  at December 31, 1999 and 1998, respectively............                     9,147       10,265
New container equipment for resale.......................      1(i),7         2,535          315
Net investment in direct financing leases, including
  amounts due within twelve months of $1,004 and $1,365
  at December 31, 1999 and 1998, respectively............        8            1,090        3,504
Investments, including investments in related parties of
  $34 and $55 at December 31, 1999 and 1998,
  respectively...........................................    3(b)iv, 9        1,707        1,458
Container equipment, net of accumulated depreciation of
  $67,573 and $59,640 at December 31, 1999 and 1998,
  respectively...........................................    3(a)i, 10      137,547      168,243
Building and other equipment, net of accumulated
  depreciation of $11,615 and $10,139 at December 31,
  1999 and 1998, respectively............................                    11,807       13,273
Intangible assets........................................    3(a)ii, 11      13,405       14,088
Other amounts receivable from related parties (net)......        20              --        5,500
Other assets including prepayments.......................        12          19,189       20,837
                                                                           --------     --------
TOTAL ASSETS.............................................                  $231,867     $279,979
                                                                           ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

                                THE CRONOS GROUP

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                                                               NOTES         1999         1998
                                                             ----------    ---------    ---------
                                                                           (US DOLLAR AMOUNTS IN
                                                                           THOUSANDS, EXCEPT PER
                                                                               SHARE AMOUNTS)
LIABILITIES AND SHAREHOLDERS' EQUITY
Amounts payable to container owners, including amounts
  payable to related parties of $12,291 and $13,287 at
  December 31, 1999 and 1998, respectively...............                  $ 26,620     $ 31,314
Amounts payable to container manufacturers...............                     3,609          101
Other amounts payable and accrued expenses...............                    13,799       23,159
Debt and capital lease obligations, including amounts due
  within twelve months of $16,577 and $87,271 at December
  31, 1999 and 1998, respectively........................        13         109,978      148,466
Income taxes.............................................                     3,031        3,110
Deferred income taxes....................................        5            4,027        4,975
Deferred income and unamortized acquisition fees.........        15          10,433       12,767
                                                                           --------     --------
TOTAL LIABILITIES........................................                   171,497      223,892
                                                                           ========     ========
Commitments and contingencies............................        16
SHAREHOLDERS' EQUITY
Common shares, par value $2 per share (25,000,000 shares
  authorized; shares issued and outstanding, 9,158,378
  and 8,858,378 at December 31, 1999 and 1998,
  respectively)..........................................     17,18,19       18,317       17,717
Additional paid-in capital...............................     17,18,19       49,928       49,108
Share subscriptions receivable...........................      18(a)            (82)        (123)
Accumulated other comprehensive income, net of tax.......                     1,277          429
Restricted retained earnings.............................        19           1,832        1,772
Accumulated deficit......................................                   (10,902)     (12,816)
                                                                           --------     --------
TOTAL SHAREHOLDERS' EQUITY...............................                    60,370       56,087
                                                                           --------     --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...............                  $231,867     $279,979
                                                                           ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

                                THE CRONOS GROUP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1999, 1998 and 1997

                                                          NOTES       1999         1998         1997
                                                         --------   ---------   ----------   ----------
                                                          (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER
                                                                         SHARE AMOUNTS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss).....................................               $ 1,914     $(16,896)    $(23,022)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  impairment losses...................................    3(a)            --        6,500       11,668
  reversal of unrealized holding gain on available for
     sale securities..................................   3(b)iv           --        1,929           --
  depreciation and amortization.......................                16,200       18,714       19,033
  decrease in unamortized acquisition fees............                (1,607)      (1,907)      (1,322)
  provision for losses on accounts receivable.........                 1,331        4,602        2,245
  (gain) loss on disposal of fixed assets.............                   (79)          (1)         129
  gain on investment securities.......................                    --           --         (321)
  increase (decrease) in current and deferred income
     taxes............................................                (1,027)        (234)         837
  (increase) decrease in new container equipment for
     resale...........................................                (2,220)       7,887       (6,717)
  (increase) decrease in amounts receivable:
  US Limited Partnerships.............................                 1,881         (427)         458
  other related parties...............................                    --           --        3,909
  unrelated parties...................................                 9,636         (465)      (5,327)
  increase (decrease) in amounts payable and accrued
     expenses:
  US Limited Partnerships.............................                  (996)      (2,197)       1,902
  other related parties...............................                    --           --         (747)
  unrelated parties...................................               (10,045)      (2,266)     (23,369)
                                                                     -------     --------     --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES...                14,988       15,239      (20,644)
                                                                     -------     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of container equipment.......................                (2,650)      (1,822)     (38,724)
Purchase of property and other equipment..............                  (176)      (1,052)        (598)
Purchase of investment in related parties.............                    --           --          (39)
Purchase of intangible asset..........................                    --           --          (11)
Investment in finance lease equipment.................                    --           --       (2,443)
Issue of notes to related parties.....................     20             --           --       (3,700)
Proceeds from sales of container equipment............                20,724        1,155       61,495
Proceeds from sales of property and other equipment...                    --          325           --
Proceeds from sale of investment......................     9ii            --           --        1,953
Proceeds from sale of investment in finance lease
  equipment...........................................                 1,000           --       25,121
Repayment of note by related parties..................    16,20           --           --        1,500
                                                                     -------     --------     --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES...                18,898       (1,394)      44,554
                                                                     =======     ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

                                THE CRONOS GROUP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                         NOTES     1999        1998        1997
                                                         -----   ---------   ---------   ---------
                                                                 (US DOLLAR AMOUNTS IN THOUSANDS,
                                                                     EXCEPT PER SHARE AMOUNTS)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of term debt....................  13(a)     51,116       3,109      62,141
Repayments of term debt and capital lease
  obligations..........................................           (85,582)    (22,128)    (93,874)
Cash deposits (restricted).............................                --          --       5,000
                                                                 --------    --------    --------
NET CASH USED IN FINANCING ACTIVITIES..................           (34,466)    (19,019)    (26,733)
                                                                 --------    --------    --------
NET DECREASE IN CASH AND CASH EQUIVALENTS..............              (580)     (5,174)     (2,823)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.........             9,281      14,455      17,278
                                                                 --------    --------    --------
CASH AND CASH EQUIVALENTS AT END OF YEAR...............          $  8,701    $  9,281    $ 14,455
                                                                 ========    ========    ========
Supplementary disclosure of cash flow information:
Cash paid during the year for:
  interest.............................................          $ 11,328    $ 16,402    $ 17,605
  income taxes.........................................               820         786         492
Cash received during the year for:
  interest.............................................               494       1,092       1,272
  income taxes.........................................                29         229       1,329
Non-cash investing and financing activities:
  container equipment acquired under capital lease.....             1,257          --       4,143
  reduction of debt / Other amounts receivable from
     related parties...................................             5,279          --          --

The accompanying notes are an integral part of these consolidated financial statements.

                                THE CRONOS GROUP

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                                                     UNRESTRICTED
                                                                         ACCUMULATED                   RETAINED
                                           ADDITIONAL       SHARE           OTHER       RESTRICTED     EARNINGS         TOTAL
                                 COMMON     PAID-IN     SUBSCRIPTIONS   COMPREHENSIVE    RETAINED    (ACCUMULATED   SHAREHOLDERS'
                                 SHARES     CAPITAL      RECEIVABLE        INCOME        EARNINGS      DEFICIT)        EQUITY
                                 -------   ----------   -------------   -------------   ----------   ------------   -------------
                                                    (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
BALANCE, DECEMBER 31, 1996....   $17,717    $49,228         $(243)         $   --         $1,772       $ 27,102       $ 95,576
Net loss......................                                                                          (23,022)       (23,022)
Management Equity Investment
  Plan ("MEIP") lapses........                  (74)           74                                                           --
Unrealized holding gain on
  available for sale
  securities, net of tax......                                              1,159                                        1,159
                                 -------    -------         -----          ------         ------       --------       --------
BALANCE, DECEMBER 31, 1997....    17,717     49,154          (169)          1,159          1,772          4,080         73,713
Net loss......................                                                                          (16,896)       (16,896)
MEIP lapses...................                  (46)           46                                                           --
Change in unrealized holding
  gain on available for sale
  securities, net of tax......                                               (730)                                        (730)
                                 -------    -------         -----          ------         ------       --------       --------
BALANCE, DECEMBER 31, 1998....    17,717     49,108          (123)            429          1,772        (12,816)        56,087
Net income....................                                                                            1,914          1,914
MEIP lapses...................                  (41)           41                                                           --
Stock grant...................       600        615                                           60                         1,275
Issue of stock warrants.......                  246                                                                        246
Change in unrealized holding
  gain on available for sale
  securities, net of tax......                                                848                                          848
                                 -------    -------         -----          ------         ------       --------       --------
BALANCE, DECEMBER 31, 1999....   $18,317    $49,928         $ (82)         $1,277         $1,832       $(10,902)      $ 60,370
                                 =======    =======         =====          ======         ======       ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                THE CRONOS GROUP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)  NATURE OF OPERATIONS

     The principal activity of The Cronos Group (the "Company") and its subsidiaries (together, the "Group") is the leasing to ocean carriers of marine containers which are owned by the Group or managed by the Group on behalf of other parties.

     The Company is incorporated in Luxembourg. The common shares of the Company are publically traded on the NASDAQ under the symbol "CRNS".

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

     The Group enters into agreements (the "Agreements") with container owners to manage the leasing of their containers to ocean carriers. These Agreements have taken two principal forms. Under the first form, the Group, as General Partner, organizes public limited partnerships in the United States (the "US Limited Partnerships") and purchases and manages containers on behalf of the US Limited Partnerships. Under the second form, the Group enters into Agreements with third parties that provide for the Group to purchase and manage containers for such third parties. Although the provisions of the Agreements vary, they all permit the Group to use the containers together with containers owned by the Group as part of a single fleet, which the Group endeavours to operate without regard to ownership. The Group has discretion over which ocean carriers, container manufacturers and suppliers of goods and services it may deal with. Since the Agreements with container owners meet the definition of leases in Statement of Financial Accounting Standards ("SFAS") No. 13, they are accounted for as leases under which the container owners are lessors and the Group is lessee.

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

     The Group also leases containers from lessors under capital leases agreements.

     The Group leases containers to ocean carriers generally under master leases for dry cargo containers and term leases (mostly 2 to 5 years) for refrigerated and other specialized containers. Master leases do not specify the exact number of containers to be leased or the term that each container will remain on-hire but allow the ocean carrier to pick-up and drop-off containers at various locations specified in the lease agreement. Lease rentals, which are generally based upon the number of containers used by the ocean carrier and the applicable per diem rate, are therefore all contingent rentals.

     Term leases provide the ocean carriers with specified container equipment throughout the term of the lease. The rentals are based upon the number of containers leased, the applicable per diem rate and the length of the lease, irrespective of the number of days during which the ocean carrier actually uses the containers.

                                THE CRONOS GROUP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

b)  BASIS OF ACCOUNTING

     The Group's accounting records are maintained in United States dollars and the consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States ("US GAAP").

     The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

c)   GROSS LEASE REVENUE

     Gross lease revenue represents amounts invoiced to customers for operating leases of marine containers excluding advance billings which are recorded as deferred revenue.

d)  COMMISSIONS, FEES AND OTHER OPERATING INCOME

     This comprises acquisition fees, syndication commissions, income on direct financing leases, fees earned in connection with the manufacture and sale of dry freight special and other products, fees earned on the disposal of used containers, income from the Group's limited partner interest in US Limited Partnerships and other income.

     Acquisition fees represent amounts paid by container owners when the Group enters into an Agreement and begins to manage new container equipment on their behalf. Such fees are generally non-refundable and are deferred and recognized as income on a straight-line basis over the period of the Agreements to which they relate.

     Syndication commissions represent income earned on the sale of US Limited Partnership interests and are recognized at the time of sale.

     All other items are recognized at the time of sale.

e)   INCOME TAXES

     Income taxes are accounted for using SFAS No. 109 ("SFAS 109"), "Accounting for Income Taxes". This statement requires that deferred income taxes be recognized for the tax consequences of "temporary differences" by applying the statutory tax rate to the difference between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred income taxes of a change in tax rates is recognized in income in the period of enactment.

f)   NET INCOME PER COMMON SHARE

     Net income (loss) per share data have been calculated in accordance with SFAS No. 128 ("SFAS 128"), "Earnings per Share".

     Basic net income (loss) per share is based on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income
(loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted net income per share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares used in the basic net income per common share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive common shares outstanding.

                                THE CRONOS GROUP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The components of basic and diluted net income (loss) per share were as follows:

                                                              1999         1998         1997
                                                           ----------   ----------   ----------
Net income (loss) available for common shareholders.....   $    1,914   $  (16,896)  $  (23,022)
                                                           ----------   ----------   ----------
Average outstanding shares of common stock..............    8,983,378    8,858,378    8,858,378
Dilutive effect of:
  Executive officer common share options................        9,197           --           --
  Warrants..............................................        5,780           --           --
  Management equity investment plan.....................           --           --           --
                                                           ----------   ----------   ----------
Common stock and common stock equivalents...............    8,998,355    8,858,378    8,858,378
                                                           ==========   ==========   ==========
Basic and diluted net income (loss) per share...........   $     0.21   $    (1.91)  $    (2.60)
                                                           ==========   ==========   ==========

g)  CASH EQUIVALENTS

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

h)  ALLOWANCE FOR DOUBTFUL ACCOUNTS

     Amounts due from lessees represent gross lease revenue due from customers, less an allowance for doubtful accounts. The allowance for doubtful accounts comprises specific amounts provided against known potentially doubtful accounts plus a general allowance estimate based on loss experience.

     The activity in the allowance for doubtful accounts was:

                                                                 1999      1998      1997
                                                                ------    ------    ------
Balance, January 1..........................................    $4,446    $3,106    $3,602
Charge......................................................     1,331     4,602     2,245
Write-offs, net of recoveries...............................    (2,208)   (3,262)   (2,741)
                                                                ------    ------    ------
Balance, December 31........................................    $3,569    $4,446    $3,106
                                                                ======    ======    ======

i)   NEW CONTAINER EQUIPMENT FOR RESALE

     New container equipment for resale represents new containers purchased by the Group with an intent to resell to container owners and is stated at the lower of original unit cost or net realizable value. Such sales are usually made at original cost and accordingly no gain or loss arises.

     Containers not sold to container owners within six months from date of purchase are transferred to the Group's container equipment. Depreciation is then calculated from the original date of acquisition. The amount of depreciation which would have been provided on container equipment for resale, had it been transferred to long term ownership at the balance sheet date is not material to the Company's operations.

     Rental income earned on container equipment for resale is included within Gross lease revenue.

                                THE CRONOS GROUP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

j)   LEASES

i.   Group as lessor

     Operating leases with customers. The Group enters into leases with customers, principally as lessor in operating leases. Operating lease rentals are recognized as gross lease revenue on a straight line basis in accordance with US GAAP.

     Direct financing leases with customers. The Group has entered into direct financing leases as lessor for container equipment owned by the Group. The net investment in direct financing leases represents the receivables due from lessees net of unearned income. Unearned income is amortized to give a constant return on capital over the lease term.

ii.  Group as lessee

     Capital leases. Assets held under capital leases are initially reported at the fair value of the asset categorized within container equipment, with an equivalent liability categorized as capital lease obligations. The asset is depreciated over its expected useful life. Finance charges are allocated to accounting periods over the lease term in accordance with the interest method.

     Operating leases. Payments by the Group to container owners are charged to the statement of operations in each period based upon the amounts paid and payable under the agreements with container owners, which are collected from ocean carriers and reduced by direct operating expenses and management fees due to the Group.

     Other operating lease rentals are expensed on a straight-line basis over the lease term.

k)  INVESTMENTS, INCLUDING INVESTMENTS IN RELATED PARTIES

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

l)   CONTAINER EQUIPMENT

     Container equipment is carried at cost less accumulated depreciation. Containers, both owned by the Group and acquired under capital leases are depreciated on a straight-line basis as follows:

     Effective January 1, 1998, refrigerated container equipment is depreciated over a useful life of 12 years to a residual value of 15%. Previously, refrigerated container equipment was depreciated over a useful life of 15 years to a residual value of 10%.

     Dry cargo and other specialized container equipment is depreciated over a useful life of 15 years to a residual value of 10%.

                                THE CRONOS GROUP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

m)  BUILDING AND OTHER EQUIPMENT

     Building and other equipment is carried at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis as follows:

Building....................................................   50 years
Property improvements.......................................   25 years
Other equipment.............................................  3-7 years
Land is not depreciated.

n)  INTANGIBLE ASSETS

     Intangible assets consist of goodwill, which is amortized over 40 years and patents that are amortized over a period of 4 to 40 years.

o)  TRANSLATION OF FOREIGN CURRENCIES

     Substantially all the Group's revenue is denominated in US dollars as are a significant proportion of total costs, including container purchases. Accordingly, the functional currency of the Group is the US dollar, the currency in which the financial statements are prepared.

     Transactions denominated in other currencies are translated into US dollars and recorded at the rate of exchange at the date of the transaction. Balances denominated in other currencies are translated into US dollars at the rate of exchange on the balance sheet date. Exchange differences arising are charged or credited to the statement of operations.

p)  STOCK BASED COMPENSATION

     During 1995, the Financial Accounting Standards Board issued SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", effective for fiscal years beginning after December 15, 1995. The Group has adopted disclosure requirements under SFAS 123 but continues to account for stock based compensation under Accounting Practices Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" under which no compensation cost has been recognized.

     Amounts received and receivable for the purchase of options under the contractual arrangements of the MEIP are included within Additional paid-in capital when the commitment is made by the key employee. Amounts receivable for the purchase of options are offset against Share subscriptions receivable within Shareholders' equity.

q)  FINANCIAL INSTRUMENTS-DERIVATIVES

     The Group enters into interest rate swap transactions from time to time to hedge a portion of its exposure to floating interest rate debt. These transactions involve the swapping of a variable rate stream of interest for a fixed rate stream of interest. Any differential is recognized as an adjustment to interest expense upon settlement of the outstanding amounts on the due date.

     The Group has not entered into any speculative derivative contracts.

r)  ASSET IMPAIRMENT

     Certain long lived assets of the Group are reviewed when changes in circumstances require consideration as to whether their carrying value has become impaired, pursuant to guidance established in SFAS No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed

                                THE CRONOS GROUP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Of". Management considers assets to be impaired if the carrying value of the asset exceeds the future projected cash flows from related operations (undiscounted and without interest charges). When impairment is deemed to exist, the assets are written down to fair value or projected discounted cash flows from related operations. Management also re-evaluates the period of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.

s)  RECLASSIFICATIONS

     Certain reclassifications have been made to prior year amounts to conform to current year presentation. For 1998, net loss and net loss per common share were previously reported at $16,467 and $1.86, respectively.

t)  NEW PRONOUNCEMENTS

     In June, 1998, the FASB issued SFAS No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and how it is designated. A variable cash flow hedge of a forecasted transaction is initially recorded as comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. Gains and losses from foreign currency exposure hedges are reported in other comprehensive income as part of the cumulative translation adjustment. Gains and losses from fair value hedges are recognized in earnings in the period of any changes in the fair value of the related recognized asset or liability or firm commitment. Gains and losses on derivative instruments that are not designated as a hedging instrument are recognized in earnings in the period of change. SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, and should not be applied retroactively to financial statements for prior periods. The Company is assessing the impact that SFAS 133 will have in accounting for its derivative transactions and hedging activities.

     In December 1999, the staff of the SEC issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" (SAB No. 101). SAB No. 101 was to have been effective in the first quarter of 2000. On March 24, 2000, the Staff of the SEC announced that registrants with fiscal years that begin between December 16, 1999 and March 15, 2000 may take an additional three months to implement SAB No. 101. The Company is evaluating the impact, if any, of SAB No. 101 on the Company's financial statements.

                                THE CRONOS GROUP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2   OPERATING SEGMENT DATA

     Segment information is provided in the tables below:

                                                                     OTHER
                                                     US LIMITED    CONTAINER     OWNED
                                                    PARTNERSHIPS    OWNERS     CONTAINERS    TOTAL
                                                    ------------   ---------   ----------   --------
YEAR ENDED DECEMBER 31, 1999
Items directly attributable to operating
  segments:
  gross lease revenue............................     $43,912       $56,533     $ 31,695    $132,140
  direct operating expenses......................     (12,386)      (13,123)      (5,670)    (31,179)
                                                      -------       -------     --------    --------
  net lease revenue..............................      31,526        43,410       26,025     100,961
  payments to container owners...................     (24,288)      (39,655)          --     (63,943)
  commissions, fees and other operating income...       1,356         2,170        2,423       5,949
  depreciation...................................          --            --      (13,958)    (13,958)
  interest expense...............................          --            --      (10,267)    (10,267)
                                                      -------       -------     --------    --------
Operating profit before indirect items...........       8,594         5,925        4,223      18,742
Indirect allocations:
  interest income................................          --           638          373       1,011
  depreciation...................................        (519)         (667)        (373)     (1,559)
  interest expense...............................        (179)         (234)        (129)       (542)
  selling, general and administrative expenses...      (5,564)       (5,496)      (3,153)    (14,213)
                                                      -------       -------     --------    --------
Operating profit.................................     $ 2,332       $   166     $    941    $  3,439
                                                      =======       =======     ========    ========
Segment assets...................................     $18,496       $19,726     $150,643    $188,865
                                                      =======       =======     ========    ========
Expenditure for segment assets...................     $    58       $    75     $  3,950    $  4,083
                                                      =======       =======     ========    ========

     Reconciliation of operating profit for reportable segments to income before taxes:


Operating profit............................................   $  3,439
Gain on sale of investment..................................      1,278
Unallocated selling, general and administrative expenses....     (2,356)
Amortization of intangibles.................................       (683)
                                                               --------
Income before taxes.........................................   $  1,678
                                                               ========
Reconciliation of assets for reportable segments to total
  assets:
Total assets for reportable segments........................   $188,865
General corporate assets....................................     43,002
                                                               --------
Total assets................................................   $231,867
                                                               ========

                                THE CRONOS GROUP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    OTHER
                                                    US LIMITED    CONTAINER     OWNED
                                                   PARTNERSHIPS    OWNERS     CONTAINERS    TOTAL
                                                   ------------   ---------   ----------   --------
YEAR ENDED DECEMBER 31, 1998
Items directly attributable to operating
  segments:
  gross lease revenue...........................     $ 54,677     $ 63,013     $ 39,856    $157,546
  direct operating expenses.....................      (12,820)     (14,325)      (8,173)    (35,318)
                                                     --------     --------     --------    --------
  net lease revenue.............................       41,857       48,688       31,683     122,228
  payments to container owners..................      (31,922)     (43,605)          --     (75,527)
  commissions, fees and other operating
     income.....................................        1,347        2,349        1,259       4,955
  depreciation..................................           --           --      (16,403)    (16,403)
  interest expense..............................           --           --      (15,124)    (15,124)
  impairment losses.............................           --           --       (4,500)     (4,500)
                                                     --------     --------     --------    --------
Operating profit before indirect items..........       11,282        7,432       (3,085)     15,629
Indirect allocations:
  interest income...............................           --          584          570       1,154
  depreciation..................................         (565)        (651)        (412)     (1,628)
  interest expense..............................         (206)        (238)        (150)       (594)
  selling, general and administrative
     expenses...................................       (7,884)      (7,023)      (4,516)    (19,423)
  impairment losses.............................         (694)        (800)        (506)     (2,000)
                                                     --------     --------     --------    --------
Operating profit (loss).........................     $  1,933     $   (696)    $ (8,099)   $ (6,862)
                                                     ========     ========     ========    ========
Segment assets..................................     $ 23,872     $ 21,121     $183,822    $228,815
                                                     ========     ========     ========    ========
Expenditure for segment assets..................     $    365     $    421     $  2,088    $  2,874
                                                     ========     ========     ========    ========

     Reconciliation of operating profit for reportable segments to loss before taxes:

Operating loss..............................................   $ (6,862)
Unallocated selling, general and administrative expenses....     (1,741)
Amortization of intangibles.................................       (683)
Financing and recomposition expenses........................     (5,375)
Provision against available for sale securities.............     (1,929)
                                                               --------
Loss before taxes...........................................   $(16,590)
                                                               ========
Reconciliation of assets for reportable segments to total
  assets:
Total assets for reportable segments........................   $228,815
General corporate assets....................................     51,164
                                                               --------
Total assets................................................   $279,979
                                                               ========

                                THE CRONOS GROUP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  OTHER
                                                  US LIMITED    CONTAINER     OWNED
                                                 PARTNERSHIPS    OWNERS     CONTAINERS     TOTAL
                                                 ------------   ---------   ----------   ---------
YEAR ENDED DECEMBER 31, 1997
Items directly attributable to operating
  segments:
  gross lease revenue.........................    $  61,235     $  54,179   $  45,434    $ 160,848
  direct operating expenses...................      (14,153)      (11,377)     (8,687)     (34,217)
                                                  ---------     ---------   ---------    ---------
  net lease revenue...........................       47,082        42,802      36,747      126,631
  payments to container owners................      (36,478)      (37,467)         --      (73,945)
  commissions, fees and other operating
     income...................................        1,384         1,919       2,242        5,545
  depreciation................................           --            --     (16,686)     (16,686)
  interest expense............................           --            --     (16,628)     (16,628)
  impairment losses...........................           --            --      (7,368)      (7,368)
                                                  ---------     ---------   ---------    ---------
Operating profit before indirect items........       11,988         7,254      (1,693)      17,549
Indirect allocations:
  interest income.............................           --           480         381          861
  depreciation................................         (611)         (541)       (453)      (1,605)
  interest expense............................         (315)         (279)       (234)        (828)
  selling, general and administrative
     expenses.................................       (8,878)       (6,028)     (5,109)     (20,015)
                                                  ---------     ---------   ---------    ---------
Operating profit (loss).......................    $   2,184     $     886   $  (7,108)   $  (4,038)
                                                  =========     =========   =========    =========
Segment assets................................    $  29,429     $  19,531   $ 221,925    $ 270,885
                                                  =========     =========   =========    =========
Expenditure for segment assets................    $     228     $     201   $  43,036    $  43,465
                                                  =========     =========   =========    =========

     Reconciliation of operating profit for reportable segments to loss before taxes:

Operating loss..............................................   $ (4,038)
Gain on sale of investment..................................        321
Unallocated amounts:
  interest expense..........................................       (302)
  selling, general and administrative expenses..............     (2,668)
Amortization of intangibles.................................       (742)
Financing and recomposition expenses........................     (7,384)
Provisions against amounts receivable from related
  parties...................................................     (3,909)
Impairment losses...........................................     (4,300)
                                                               --------
Loss before taxes...........................................   $(23,022)
                                                               ========
Reconciliation of assets for reportable segments to total
  assets:
Total assets for reportable segments........................   $270,885
General corporate assets....................................     56,260
                                                               --------
Total assets................................................   $327,145
                                                               ========

     The segments shown above depict the different forms of agreements entered into by the Group with container owners and represent different levels of profitability and risk to the Group. Although there are a number of different forms of agreements, they fall into two principal categories -- those with US Limited Partnerships and those with Other Container Owners. Owned containers are those in which the Group has the risk of ownership and which are financed by the Group's own capital resources, debt facilities and capital leases, and include new container equipment for resale.

                                THE CRONOS GROUP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

     Gross lease revenue from external customers by product comprised:

                                                               1999        1998        1997
                                                             --------    --------    --------
Dry cargo containers.....................................    $ 93,813    $114,373    $117,094
Refrigerated containers..................................      26,413      29,901      32,675
Tanks....................................................       7,050       8,269       7,054
Other container products.................................       4,864       5,003       4,025
                                                             --------    --------    --------
Total....................................................    $132,140    $157,546    $160,848
                                                             ========    ========    ========

     No single customer accounted for 10% or more of total revenues in the years ended December 31, 1999, 1998 and 1997, respectively.

     Almost all of the Group's lease revenue is earned on containers used by its customers in global trade routes. Accordingly, the Group believes that it does not possess discernible geographic reporting segments as defined in SFAS No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information".

3   ITEMS AFFECTING FOURTH QUARTER RESULTS OF OPERATIONS

     In the fourth quarters of 1998 and 1997 the Group recorded asset impairment and other charges, the aggregate of which increased 1998 and 1997 net loss by $11,929 ($1.35 per share) and $19,801 ($2.24 per share), respectively. There were no asset impairment and other charges in the fourth quarter of 1999.

(a)  IMPAIRMENT LOSSES

     In December 1998 and 1997, the Group recorded charges relating to the impairment of certain long-lived assets as required by SFAS 121.

                                                                 1998      1997
                                                                ------    -------
Impairment losses comprised:
  Container equipment.......................................    $4,500    $ 7,368
  Goodwill..................................................        --      4,300
  Building..................................................     2,000         --
                                                                ------    -------
Total.......................................................    $6,500    $11,668
                                                                ======    =======

i.   Container equipment

     In December 1998, management considered various proposals that would enable the Group to meet its short-term debt obligations. The Group concluded that it would be necessary to undertake certain transactions involving the sale of container equipment during 1999 and to utilize the proceeds generated to make short-term debt repayments. The carrying value of the assets identified for sale was $25,900 at December 31, 1998. The assets were reported as part of the Owned Container business segment. During sale negotiations with third party container owners, management concluded that the carrying value of the container equipment to be disposed of

                                THE CRONOS GROUP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

was not recoverable and a charge of $4,500 was made to impairment losses to record the assets at fair value. The container equipment contributed approximately $400 to income before income taxes during each of the years ended December 31, 1998 and 1997, respectively.

     In the first six months of 1999, the Group sold equipment to third party container owners and US Limited Partnerships, with a carrying value of $19,700 (net of impairment charges of $3,800).

     The remaining assets with a carrying value of $1,700 (net of impairment charges of $700) were returned to service in 1999.

     In December 1997, in response to market information, management conducted a review of the carrying value of refrigerated containers. A study of refrigerated container disposals was undertaken in order to determine fair value. The review concluded that the carrying value of the equipment was greater than the undiscounted future cash flows. In accordance with SFAS 121, the Group recorded a charge of $7,368 to impairment losses to record the assets at fair value. The assets were reported as part of the Owned Container business segment.

ii.  Goodwill

     In 1990 goodwill of $15,900 arose on the acquisition of Intermodal Equipment Associates ("IEA"). As part of the consideration for the purchase price, the Group acquired access to future US Limited Partnership syndication. On or about February 1997, the Securities and Exchange Commission ("SEC") commenced an investigation of the Group (see Note 16). The Group suspended its syndication activities immediately as management concluded that it would be inappropriate to continue to raise funds. In December 1997, the Group decided to terminate its syndication activities in response to the continuing SEC investigation and concluded that the ability of the Group to organize future public limited partnerships was impaired. Accordingly, a $4,300 impairment charge was recorded to write off the element of the carrying value of the unamortized portion of goodwill attributed by management to the public limited partnership fund raising capacity of the business. The impairment charge was not attributed to a business segment.

iii.  Building

     In December 1998, as part of a review process designed to increase profitability and improve liquidity, the Group evaluated the possibility of disposing of the head office of its container leasing operations, located in England, within a two-year period. Independent valuations were utilized to determine fair value. As a result of this review, management concluded that the carrying value of the building exceeded market value and was not recoverable. An impairment charge of $2,000 was recorded to state the building at fair value and was allocated to each segment on the basis of gross lease revenue in that segment. In addition, at December 1998, management concluded that the building should continue to be held for use and any decision regarding disposal deferred until a later date.

b)  OTHER ADJUSTMENTS

i.   Related party loans and contingent liabilities

     In December 1997, charges of $3,909 and $3,400 were recorded against related party loans (see Note 20) and contingent liabilities (see Note 16), respectively. In addition, a charge of $824 was recorded to reverse interest income previously recorded on related party loans.

ii.  Restructuring program

     During 1998, the Group announced a restructuring program, which was designed to reorganize the Group's key activities into three divisions:

                                THE CRONOS GROUP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     - Leasing

     - Capital Markets and Investor Services

     - Finance and Administration

     This program, which commenced in December 1998 was substantially completed by June 1999 and involved the termination of 15 employees from the following employee groups:

Officers...................................................    3
Leasing & Operations.......................................    9
Administration.............................................    2
Finance....................................................    1
                                                             ---
Total......................................................   15
                                                             ===

     In December 1998, the Group recorded a $2,000 Financing and recomposition charge in respect of termination and related costs. The charge was included in Other amounts payable and accrued expenses at December 31, 1998. The first phase of this program was implemented in December 1998, with the internal replacement of the Chief Executive Officer and with the redundancy of the Chief Operating Officer. During 1999, the Group made termination and restructuring payments of $1,974. A final payment of $26 was made under this program in March 2000.

iii.  Financing transactions

     At December 31, 1998, Other amounts payable and accrued expenses included an amount of $1,528 for penalty fees in connection with the failure to repay, when due, certain loan facilities (see Note 4i).

iv.  Available for sale securities

     In February 1999, management was advised that there were claims outstanding against certain of the Transamerica shares held in escrow (see Note 9ii). In December 1998, a charge of $1,929 was recorded to reduce the carrying value of these investments to $0.

4   FINANCING AND RECOMPOSITION EXPENSES

     Financing and recomposition expenses comprise:

                                                                NOTES      1998      1997
                                                                ------    ------    ------
Contingent liability........................................     16iv     $   --    $3,400
Restructuring plan..........................................    3(b)ii     2,000        --
Loan penalty fees...........................................               1,803       534
Loan extension costs -- legal and professional fees.........                 738       873
Other legal and professional fees...........................                 640       884
Audit and compliance........................................                 194       355
Termination payments........................................                  --       533
Financing transactions......................................                  --       505
Provision for amounts on deposit in restricted accounts.....                  --       300
                                                                          ------    ------
                                                                          $5,375    $7,384
                                                                          ======    ======

                                THE CRONOS GROUP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

i.   LOAN PENALTY FEES

     During 1998 and 1997 the Group incurred loan penalty fees relating to the failure to repay certain loan facilities by the due date and to the subsequent extension of the loan agreements.

     Other amounts payable and accrued expenses included $0 and $1,528 in respect of loan penalty fees at December 31, 1999 and 1998, respectively. The Group made payments of $1,426, $541 and $268 in respect of loan penalty fees in years ended December 31, 1999, 1998 and 1997, respectively. The balance of $102 was credited to operations during the twelve months ended December 31, 1999.

ii.  LOAN EXTENSION COSTS -- LEGAL AND PROFESSIONAL FEES

     During 1998 and 1997, the Group was charged for legal and other fees that had been incurred by certain financial institutions in connection with the negotiation and extension of loan facilities. Balances of $0 and $192 were included in Other amounts payable and accrued expenses at December 31, 1999 and 1998, respectively. In this regard, the Group made payments of $192, $962 and $457 in the years ended December 31, 1999, 1998 and 1997, respectively.

iii.  OTHER LEGAL AND PROFESSIONAL FEES

     In the years ended December 31, 1998 and 1997, the Group incurred legal and other costs in connection with financing transactions, SEC matters, related party items and the restructuring of the Board of Directors and other senior management positions. At December 31, 1999 and 1998, Other amounts payable and accrued expenses included balances of $0 and $105 related to such costs. The Group made payments of $0, $745 and $779 during the years ended December 31, 1999, 1998 and 1997, respectively.

iv.  AUDIT AND COMPLIANCE

     During 1998 and 1997, additional audit and compliance costs were incurred in connection with the resignation of the independent public accountants of the Group, the SEC investigation (see Note 16iii) and with SEC filings. Payments of $194 and $355 were made during the years ended December 31, 1998 and 1997, respectively.

v.   TERMINATION PAYMENTS

     In 1997 payments totaling $533 were made in relation to the termination of two officers of the Group.

vi.  FINANCING TRANSACTIONS

     In 1997 the Group made payments of $505 in connection with proposed financing transactions that were terminated during the year. The Group determined that no future benefit would be derived from such costs.

vii. PROVISION FOR AMOUNTS ON DEPOSIT IN RESTRICTED ACCOUNTS

     In 1997, the Group recorded a provision of $300 for liabilities that were expected to arise relating to amounts on deposit in restricted escrow accounts. During 1999, the amounts on deposit were successfully released and the $300 was credited to operations.

                                THE CRONOS GROUP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5   INCOME TAXES

     The provision (benefit) for income taxes comprises:

                                                                 1999       1998       1997
                                                                -------    -------    -------
Current taxes:
  Federal...................................................    $    75    $    --    $   585
  State.....................................................         --         --          3
  Foreign...................................................        637        309        928
                                                                -------    -------    -------
                                                                    712        309      1,516
                                                                -------    -------    -------
Deferred taxes:
  Federal...................................................     (1,219)        (3)    (1,316)
  State.....................................................       (247)        --        (20)
  Withholding...............................................         --         --         37
  Foreign...................................................        518         --       (217)
                                                                -------    -------    -------
                                                                   (948)        (3)    (1,516)
                                                                -------    -------    -------
Total provision (benefit) for income taxes..................    $  (236)   $   306    $    --
                                                                =======    =======    =======

     Differences between the provision (benefit) for taxes that would be computed at the US statutory rate and the actual tax provision (benefit) were:

                                                                 1999       1998       1997
                                                                -------    -------    -------
Expected US federal provision (benefit).....................    $   579    $(5,495)   $(7,827)
Foreign income not subject to US corporate taxes............     (1,154)     5,341      7,135
Tax impact of net loss carried forward......................         --        516         --
State taxes (net of Federal tax benefit)....................       (158)        --        (56)
Foreign corporate taxes.....................................      1,155        309        711
Tax on unremitted retained earnings of subsidiaries.........         --         --         37
Release of valuation allowance..............................       (345)        --         --
Other.......................................................       (313)      (365)        --
                                                                -------    -------    -------
Actual tax provision (benefit)..............................    $  (236)   $   306    $    --
                                                                =======    =======    =======

                                THE CRONOS GROUP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Temporary differences giving rise to the net deferred income tax liability as of the balance sheet date were:

                                                                 1999       1998
                                                                -------    -------
ASSETS
Acquisition fees............................................    $ 2,588    $ 3,098
Losses carried forward......................................      1,945      3,723
Disallowed interest expense.................................      1,489         --
Alternative minimum tax credit..............................         75         --
Other.......................................................        208        197
                                                                -------    -------
Total deferred income tax assets............................      6,305      7,018
                                                                =======    =======
LIABILITIES
Depreciation................................................      7,257      8,327
Partnership income taxable in different periods for book and
  tax purposes..............................................      1,926      2,171
Unremitted retained earnings of subsidiaries................        265        265
Valuation allowance.........................................        884      1,230
                                                                -------    -------
Total deferred income tax liabilities.......................     10,332     11,993
                                                                -------    -------
Net deferred income tax liabilities.........................    $ 4,027    $ 4,975
                                                                =======    =======

     Tax losses have arisen in certain US entities. As of December 31, 1999 the deferred tax asset associated with these losses carried forward will expire as follows:

2000.....................................................  $ 23
2001.....................................................    25
2002.....................................................    46
2003.....................................................   134
2004.....................................................     5
2005 and thereafter......................................   651
                                                           ----
Total....................................................  $884
                                                           ====

     At December 31, 1999 the Group had net operating loss carryforwards available of approximately $1,748, $3,241 and $3,215 for federal, state and foreign income taxes, respectively, to offset future income tax liabilities. The expected tax effect of these losses is reflected as a deferred tax asset. A valuation allowance has been established since the realization of tax benefits of net operating loss carryforwards is not assured. The amount of the valuation allowance is reviewed on a quarterly basis.

     The Group has a potential deferred income tax liability for tax arising on unremitted retained earnings of certain subsidiaries. Upon remittance of such earnings to the parent company, tax may be withheld by certain jurisdictions in which the Group operates. Management has considered the Group's remittance intentions in arriving at the related provision for deferred income taxes. The total potential amount of such deferred income taxes not provided at December 31, 1999 and 1998 was $1,040 and $1,818, respectively, based on unremitted earnings for which provision has been made of $3,466 and $6,061, respectively.

                                THE CRONOS GROUP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

6   AMOUNTS DUE FROM LESSEES

     As of December 31, 1999 the minimum lease rentals receivable in future years under term operating leases were:

2000..................................................  $21,224
2001..................................................   14,546
2002..................................................    8,349
2003..................................................    5,561
2004..................................................    3,611
2005 and thereafter...................................    1,255
                                                        -------
Total.................................................  $54,546
                                                        =======

     Contingent rentals approximated 70%, 71% and 69% of gross lease revenue in the years ended December 31, 1999, 1998 and 1997, respectively.

7   NEW CONTAINER EQUIPMENT FOR RESALE

     Activity during the year in new container equipment for resale was:

                                                                 1999       1998        1997
                                                               --------    -------    --------
Beginning of year..........................................    $    315    $ 8,202    $  1,485
Container purchases........................................      20,640        671      34,959
Sold to container owners...................................     (18,420)    (8,558)    (28,242)
                                                               --------    -------    --------
End of year................................................    $  2,535    $   315    $  8,202
                                                               ========    =======    ========

     As part of organizing the US public limited partnerships the Group purchases containers for resale to these partnerships. For the years ended December 31, 1999, 1998 and 1997 containers amounting to $964, $0 and $2,623, respectively, were purchased and resold. These transactions were entered into on normal commercial terms.

8   NET INVESTMENT IN DIRECT FINANCING LEASES

     The Group, as lessor, has entered into various leases of equipment that qualify as direct financing leases.

     The minimum lease receivables under these direct financing leases, net of unearned income, are as follows:

                                                             NET LEASE       UNEARNED      TOTAL LEASE
                                                            RECEIVABLES    LEASE INCOME      RENTALS
                                                            -----------    ------------    -----------
December 31, 1999:
  2000..................................................      $1,004           $110          $1,114
  2001..................................................          86              3              89
                                                              ------           ----          ------
Total...................................................      $1,090           $113          $1,203
                                                              ======           ====          ======
December 31, 1998.......................................      $3,504           $785          $4,289
                                                              ======           ====          ======

                                THE CRONOS GROUP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

9  INVESTMENTS, INCLUDING INVESTMENTS IN RELATED PARTIES

                                                                 1999      1998
                                                                ------    ------
Investments comprise:
Investment in US Limited Partnerships.......................    $   34    $   55
Investment securities available for sale:
  cost......................................................       396       974
  unrealized holding gain...................................     1,277       429
                                                                ------    ------
                                                                $1,707    $1,458
                                                                ======    ======

i.   INVESTMENT IN US LIMITED PARTNERSHIPS

     The Group has a general partnership investment and a further limited partnership investment in ten sponsored funds. These general and limited partner investments are accounted for on the equity basis.

ii.  INVESTMENT SECURITIES

     As of December 31, 1995, investments included an investment interest of approximately 24% in an affiliated company, Trans Ocean Limited ("TOL"), a container leasing company incorporated in Delaware, United States.

     In 1996, following an Agreement and Plan of Merger between Transamerica Corporation ("Transamerica") and TOL, the Group was entitled to receive 19.23 Transamerica shares for each TOL common share it held. Of these Transamerica shares, the Group sold 251,882 in October 1996 for a consideration of $19,288. The gain recognized on the conversion of the TOL shares in 1996 was $5,260, of which $726 was realized.

     In May 1997, an additional 21,989 shares were released to the Group and sold for a consideration of $1,953 resulting in a gain of $321.

     At December 31, 1998, the Group had an interest in 56,580 shares in Transamerica. Of these shares, a total 44,254 were held in three escrows pending final determination of post-closing reports and adjustments. A further 11,336 shares were held in escrow by Transamerica as security for a tax indemnification agreement.

     In February 1999, the Group was advised that claims had been made against the 44,254 shares, for amounts in excess of the value of the shares held. In addition, the number of shares held as security for the tax indemnification agreement was reduced. Therefore, in December 1998, the Group recorded a total charge of $1,929 to reverse the related unrealized holding gain recorded in 1996. This comprised a charge of $176 to reflect a reduction in the number of shares originally held, together with a charge of $1,753 to reduce the carrying value of the 44,254 escrowed shares to $0.

     In July 1999, Aegon N.V. ("Aegon") acquired Transamerica. Under the terms of the takeover agreement, the Group was entitled to receive a cash payment of $23.40 together with 0.71813 Aegon shares for each Transamerica share.

     In September 1999, the Group was notified that one of the three escrows had been settled and received a cash payment of $278 together with 15,524 shares in Aegon which were sold for a consideration of $1,000. The Group recognized a $1,278 gain which is reported on the statement of operations as a gain on conversion of investment and a realized holding gain. The gain on conversion is computed as the excess number of shares released from escrow over the number of shares recognized on the initial merger date multiplied by the approximate share value on the initial merger date. The realized holding gain is computed as the total number shares released from escrow multiplied by the share appreciation between the initial merger date and the date of sale.

                                THE CRONOS GROUP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     At December 31, 1999, the Group had an interest in 68,531 shares in Aegon. Of these shares, a total of 50,828 are held in two escrows pending final determination of post-closing reports and adjustments and a further 16,281 shares were held in escrow under the terms of the tax indemnification agreement.

10  CONTAINER EQUIPMENT

     The activity in container equipment for the years ended December 31, 1999 and 1998 was:


COST
Balance, December 31, 1997..................................  $237,746
Additions...................................................     1,822
Disposals...................................................    (7,185)
Impairment loss (note 3)....................................    (4,500)
                                                              --------
Balance, December 31, 1998..................................   227,883
Additions...................................................     3,907
Disposals...................................................   (26,670)
                                                              --------
Balance, December 31, 1999..................................  $205,120
                                                              ========
ACCUMULATED DEPRECIATION
Balance, December 31, 1997..................................    44,980
Expense.....................................................    16,403
Disposals...................................................    (1,743)
                                                              --------
Balance, December 31, 1998..................................    59,640
Expense.....................................................    13,958
Disposals...................................................    (6,025)
                                                              --------
Balance, December 31, 1999..................................  $ 67,573
                                                              ========
BOOK VALUE
December 31, 1999...........................................  $137,547
                                                              ========
December 31, 1998...........................................  $168,243
                                                              ========

     The depreciation expense in 1997 was $16,686

                                THE CRONOS GROUP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

11  INTANGIBLE ASSETS

     The activity in the intangible assets was:--

                                                                PATENTS    GOODWILL     TOTAL
                                                                -------    --------    -------
COST
Balance, December 31, 1997..................................    $2,096     $16,231     $18,327
Additions...................................................        --          --          --
                                                                ------     -------     -------
Balance, December 31, 1998..................................     2,096      16,231      18,327
Additions...................................................        --          --          --
                                                                ------     -------     -------
Balance, December 31, 1999..................................    $2,096     $16,231     $18,327
                                                                ======     =======     =======
ACCUMULATED AMORTIZATION
Balance, December 31, 1997..................................    $  250     $ 3,306     $ 3,556
Expense.....................................................       188         495         683
                                                                ------     -------     -------
Balance, December 31, 1998..................................       438       3,801       4,239
Expense.....................................................       188         495         683
                                                                ------     -------     -------
Balance, December 31, 1999..................................    $  626     $ 4,296     $ 4,922
                                                                ======     =======     =======
BOOK VALUE
December 31, 1999...........................................    $1,470     $11,935     $13,405
                                                                ======     =======     =======
December 31, 1998...........................................    $1,658     $12,430     $14,088
                                                                ======     =======     =======

     The amortization expense in 1997 was $742.

i.   GOODWILL

     Goodwill arose on the acquisition in 1990 of Intermodal Equipment Associates and the acquisition in 1996 of Intermodal Management AB. At December 31, 1997, the Group recorded an impairment loss of $4,300 against the unamortized portion of goodwill relating to the acquisition of Intermodal Equipment Associates (see Note 3(a)ii).

     The Group acquired Intermodal Management AB and its subsidiary Intermodal Leasing AB in August 1996. Goodwill arose on the acquisition of $4,644
(1997 -- $412, 1996 -- $4,232).

     Goodwill is amortized on a straight line basis over an original period of 40 years.

ii.  CELLULAR PALLETWIDE CONTAINER (CPC) & SLIMWALL CPC PATENTS

     The Group acquired the patent rights relating to the Cellular Palletwide Container ("CPC"), the Slimwall CPC and the intellectual property of Cargo Unit Containers Limited ("CUC") in August 1996 for a total consideration of $2,096. The cost of the patents is amortized on a straight line basis over a period of between 4-40 years depending on the patent type as follows:

CPC patents.................................................   4 - 12 years
Cargo Unit Containers Limited -- patents....................  11 - 17 years
Cargo Unit Containers Limited -- trademark..................       40 years

12  OTHER ASSETS

     Other assets includes the following items:

                                THE CRONOS GROUP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

i. In 1998 and 1997, in partial consideration for container sales to a third party container owner of $3,914 and $25,800, respectively, the Group received a residual interest in the containers in the form of non-interest bearing loan notes totaling $7,300. The loan notes fall due for repayment after certain other loan notes due to third parties have been repaid from funds generated from the containers which are managed by the Group. It is anticipated that the loan notes will not be repaid until 2006 at the earliest. The Group has the option to acquire 75% of the container owning company for $1.00 in August 2006.

     The Group has considered the effect of discounting the loan notes but concluded that the substance of the transaction was that the non-interest bearing loan notes and purchase of the option were directly related, in that the transaction would not have been entered into without both elements being present. Accordingly, management considered that the accounting for both elements together was a fair presentation of the transaction.

     Consistent with this approach, management has conducted a discounting exercise on the future revenues to be generated from both the loan notes and exercise of the option, based on historic and projected trends on per diem revenues, utilization and container disposal proceeds. The Company considers that the combined present values of both of these instruments are reflected in the carrying value of the loan notes.

ii. At December 31, 1998, an amount of $1,598 was held in escrow in connection with a container sale to a third party container owner during 1997. In March 1999, these escrowed funds were received by the Group.

iii. Amounts of $3,798 and $3,704 were held as retention deposits by financial institutions in connection with long term funding transactions at December 31, 1999 and 1998, respectively. These amounts will be released on dates between 2000 and 2005 in accordance with the terms of the funding transactions (see Note 13(a)).

iv. At December 31, 1999 and 1998, deposits of $2,026 and $4,450, respectively, were held in escrow accounts relating to amounts due to third party container owners (see Note 16ii).

v. At December 31, 1998, an amount of $793 was held in escrow related to the sale in December 1996 of Cronos Investments B.V. During the year the Company received $652 in settlement of the escrow. No further payments are anticipated and the remaining balance has been charged to operations.

vi. At December 31, 1999 an amount of $531 was held as a restricted cash deposit in an escrow account under the terms of a tax indemnification agreement (see Note 9ii).

                                THE CRONOS GROUP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

13  DEBT AND LEASE OBLIGATIONS

     As of December 31, 1999, the Group had $109,978 of term facilities (including capital lease financing) under which $109,978 was outstanding. Interest rates under these facilities ranged from 6.4% to 9.8%. The terms of these facilities extend to various dates through 2005.

     Debt and capital lease obligations, summarized by primary finance providers, are comprised of:

                                                                                      INTEREST
                                                                1999        1998       RATES %
                                                              --------    --------    ---------
Debt:
  Floating rate debt, due 2004............................    $ 48,125    $     --          7.6
  Fixed rate debt, due 1999 -- 2004.......................      21,399      29,341    8.6 - 9.8
  Floating rate debt, due 2004............................      14,857      17,429          7.7
  Floating rate debt, due 1999............................          --      33,110         10.2
  Floating rate debt, due 1999............................          --      13,906          9.8
  Floating rate debt, due 1999............................          --      10,334          8.0
  Other loans, due 1999 -- 2004...........................      13,622      20,387    6.4 - 9.8
                                                              --------    --------
Subtotal..................................................      98,003     124,507
Obligations under capital leases, due 1999 -- 2005........      11,975      23,959    6.9 - 9.6
                                                              --------    --------
Total.....................................................    $109,978    $148,466
                                                              ========    ========

a)  DEBT

     Debt is comprised of:

                                                                 1999       1998
                                                                -------    -------
Long-term debt:
Revolving credit............................................    $    --    $15,134
Bank term loans
  fixed rate................................................     29,698     39,980
  variable rate.............................................     68,305     69,393
                                                                -------    -------
                                                                 98,003    124,507
Less: current maturities of long term debt..................     14,390     74,820
                                                                -------    -------
                                                                $83,613    $49,687
                                                                =======    =======

     Bank loans are secured by the Group's container equipment and property, with installments payable through 2004 and with interest rates fixed or floating dependent upon the facilities. The weighted average interest rates for the years ended December 31, 1999, 1998 and 1997 were 8.4%, 9.0%, and 8.5%, respectively.

     As of December 31, 1999, the estimated fair value of fixed rate long-term debt was $29,504 (1998 -- $37,625) for which the carrying value was $29,698 (1998 -- $39,980). The fair value of fixed rate long-term debt has been calculated using the market rates prevailing at December 31, 1999.

     In March 1999, the Group agreed to an amendment to a $20,000 short-term revolving credit facility which had a maturity date of March 31, 1999, under which $10,334 was outstanding at December 31, 1998. The amendment converted the facility to a short-term loan with varying principal payments due between April and November and a final maturity date of November 1999. This facility was refinanced in August 1999, as discussed below.

                                THE CRONOS GROUP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     In March 1999, the Group agreed to a fourth amendment (the "Fourth Amendment") to a bank facility (the "Bank Facility"), under which the final maturity date was extended to September 30, 1999. The balance outstanding on the facility was $33,110 at December 31, 1998. The Group had failed to make principal payments totaling $33,110, when due, on repayment dates in September 1998 and January 1999. This facility was also refinanced in August 1999, as discussed below.

     In July 1998, the Group agreed to and executed an amendment to a Note Purchase Agreement, under which $13,900 was outstanding, and which provided for repayment of 70% of the principal amount on September 30, 1998 and the balance on January 31, 1999. Neither of these principal payments was made and the balance outstanding under the facility at December 31, 1998 was $13,900. A further amendment to the Note Purchase Agreement was executed in 1999 which extended the final maturity date to September 1999 and also provided for interim principal payments to be made by April and July. This facility was also refinanced in August 1999, as discussed below.

     On August 2, 1999, the Group refinanced approximately $47,800 of its short-term and other indebtedness by establishing a Loan Facility (the "Loan Facility") with MeesPierson N.V., a Dutch financial institution, as agent for itself and First Union National Bank. The Group borrowed $50,000 under the Loan Facility for the purpose of acquiring containers from three other direct or indirect wholly-owned subsidiaries of the Company and paying certain fees associated with the establishment of the Loan Facility and the fees of certain former lenders. The cash proceeds were utilized to repay $47,800 in principal due by the Group to eight different creditors or groups of creditors of the Group, including all indebtedness owed under the Bank Facility.

     In conjunction with the new facility, the Company has agreed to new financial covenant levels with all of its current lenders and obtained waivers of non-compliance under the original financial covenants. In addition, as part of the facility, all lenders have agreed that the new covenant levels will not be tested until the first quarter of 2000. Management believes that the Group will be in compliance with all such covenants.

     As of December 31, 1999, the annual maturities of debt were:


2000..................................................  $14,390
2001..................................................   14,612
2002..................................................   19,954
2003..................................................   15,046
2004..................................................   34,001
                                                        -------
Total.................................................  $98,003
                                                        =======

b)  CAPITAL LEASE OBLIGATIONS

     The cost and net book value of assets acquired through capital leases was $20,696 and $13,672, respectively, at December 31, 1999, ($43,158 and $29,878, respectively, at December 31, 1998). Amortization in respect of these leases is included in depreciation expense. The aggregate capital lease obligations are secured by container equipment.

                                THE CRONOS GROUP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     As of December 31, 1999, the minimum lease payments under capital leases representing interest and principal were:

                                                                PRINCIPAL    INTEREST     TOTAL
                                                                ---------    --------    -------
2000........................................................     $ 2,187      $  820     $ 3,007
2001........................................................       1,679         675       2,354
2002........................................................       1,927         547       2,474
2003........................................................       1,734         407       2,141
2004........................................................       2,612         300       2,912
2005........................................................       1,836         109       1,945
                                                                 -------      ------     -------
Total.......................................................     $11,975      $2,858     $14,833
                                                                 =======      ======     =======

     At December 31, 1998 the current maturities under capital leases were $12,451.

c)   OPERATING LEASES

i.   Group as lessee

     The Group leases container equipment, computer equipment and office space under operating leases. The total rental expense was $10,339, $8,049 and $6,526 for the years ended December 31, 1999, 1998 and 1997, respectively.

     Rental expense for containers, the majority of which is contingent as described in note 1(a), is shown in the statement of operations as Payments to container owners. Rental expense for those leases which carry fixed payment terms was $8,783, $6,456, and $4,978 for the years ended December 31, 1999, 1998 and 1997, respectively.

     Rental expense for computer equipment and office space was $1,556, $1,593 and $1,548 for the years ended December 31, 1999, 1998 and 1997, respectively.

     As of December 31, 1999 future minimum lease payments under these non-cancellable operating leases were:


2000..................................................  $ 9,531
2001..................................................    9,306
2002..................................................    8,772
2003..................................................    5,128
2004..................................................    4,217
                                                        -------
Total.................................................  $36,954
                                                        =======

ii.  Group as lessor

     The Group sub-leases containers to ocean carriers under operating leases, as described in note 1(a). The Group also sub-leases office space and earned revenue of $250, $211 and $88 for the years ended December 31, 1999, 1998 and 1997, respectively.

     Rental income from sub-leasing containers owned by third party container owners to ocean carriers was $100,445, $117,690 and $115,414 for the years ended December 31, 1999, 1998 and 1997, respectively (see Note 2). These amounts are included in Gross lease revenue in the statement of operations.

                                THE CRONOS GROUP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Future sub-lease rentals for containers leased under operating leases to ocean carriers under non-cancellable term leases are included in the amounts shown in Note 6.

14  FINANCIAL INSTRUMENTS-DERIVATIVES

INTEREST RATE SWAP AGREEMENTS

     As of December 31, 1999 the Group did not have any outstanding interest rate swap agreements.

     The Group had entered into a limited number of interest rate swap agreements to hedge the risk associated with the anticipated future cash flows resulting from changes in interest rates on certain of its floating rate long term debt. The objective was to swap a variable rate stream of interest for a fixed rate stream of interest. Any differential was recognized as an adjustment to interest expense upon settlement of outstanding amounts on the due date of each quarterly interest rate period. The agreements were with major commercial banks and expired in 1999.

     As a result of these swap agreements interest expense was increased by $0, $243, and $149 for the years ended December 31, 1999, 1998 and 1997, respectively.

15  DEFERRED INCOME AND UNAMORTIZED ACQUISITION FEES

     Deferred income and unamortized acquisition fees comprise:

                                                                 1999       1998
                                                                -------    -------
Advance billings............................................    $ 1,954    $ 2,681
Unamortized acquisition fees................................      8,479     10,086
                                                                -------    -------
                                                                $10,433    $12,767
                                                                =======    =======

     The recognition of unamortized acquisition fees is not contingent upon the performance or continuation of any of the agreements to which they relate. On the termination of an agreement, any unamortized fees are recognized immediately. As of December 31, 1999 unamortized acquisition fees are scheduled to be recognized as follows:


2000...................................................  $1,798
2001...................................................   1,572
2002...................................................   1,312
2003...................................................   1,138
2004...................................................     900
2005 and thereafter....................................   1,759
                                                         ------
Total..................................................  $8,479
                                                         ======

16  COMMITMENTS AND CONTINGENCIES (TO BE READ IN CONJUNCTION WITH NOTE 20)

i.   COMMITMENTS

     The Group had outstanding orders to purchase container equipment at December 31, 1999 of $4,600. These orders relate to containers to be purchased for container owners and for the Group.

                                THE CRONOS GROUP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

ii.  CONTINGENCIES -- GENERAL

     At December 31, 1999, the Group had $1,520 of amounts payable to container owners on deposit in escrow bank accounts pending resolution of certain issues relating to management agreements.

iii.  CONTINGENCY -- SEC INVESTIGATION

     During 1999, 1998 and 1997, the Company was subject to an investigation by the SEC, a United States regulatory agency. This followed the resignation of the Company's former auditors, Arthur Andersen, due to its inability to obtain what they considered to be adequate responses to their enquiries regarding the payment and return of $1,500.

     On November 15, 1999, the Company, without admitting or denying the findings set forth therein, consented to the entry of an administrative Cease-and-Desist Order (the "Order") by the SEC. As part of the Order, the SEC requested that the Company co-operate, and the Company has agreed to co-operate, with the SEC in any administrative proceeding or related proceeding arising from the SEC's investigation.

     While the Order did not impose any fine or penalty against the Company, the Company is unable to predict what impact, if any, it will have on future business or whether it will lead to future litigation involving the Company. Under the Order, the Company has designated an agent for service of process with respect to any proceeding instituted by the SEC to enforce the Order or with respect to any future investigation of the Company by the SEC. In addition, the entry of the Order precludes the Company and persons acting on its behalf from relying upon certain protections accorded to forward-looking statements by the Securities Act of 1933 and the Securities Exchange Act of 1934 for each of the three years ending November 14, 2002.

     Management does not believe that there will be a material impact to ongoing operations as a result of the investigation.

iv.  CONTINGENCIES -- AUSTRIAN ALLEGATIONS

     Since 1983, a subsidiary of the Company has managed containers for Austrian investment entities sponsored by companies owned or controlled by Contrin Holding S.A., a Luxembourg holding company ("Contrin"), and for Contrin itself.

     The Company is in a dispute with Contrin over $2,600 that Contrin claims was remitted to the Group in 1994 for the purchase of containers, but that the Group asserts that it did not receive. The Company's former Chairman, Mr. Palatin, purportedly acknowledged in 1995 the receipt of the $2,600 for the purchase of containers, but the monies were not deposited into a Group account. Prior to Contrin's allegation that the former Chairman of the Company had acknowledged receipt of the $2,600, the Company's current management had not been aware of the Chairman's purported acknowledgement. In addition, the Group has determined that a distribution of $400 to third party Contrin investors was paid by the Group in December 1994 into the same bank account into which the $2,600 was apparently deposited.

     In December 1997, further to legal and other consultations, the Group recorded an accrual of $3,400 relating to the alleged transfer of $2,600, the related interest, plus the estimated settlement costs of this and other claims by Contrin. The Company is unable to predict the outcome of the dispute.

     During 1999, the Group paid $200 of legal fees related to the settlement costs. Such fees were charged against the $3,400 accrual thereby reducing the contingent liability to $3,200 at December 31, 1999.

     As the outcome of these items may be dependent on future legal action, management is unable to determine the date on which the matter will be resolved. The Group is consulting with legal counsel and is disputing the claim.

                                THE CRONOS GROUP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Contrin investors have also made claims with respect to alleged transactions between third parties and companies alleged to be connected to Mr. Palatin, including Transocean Equipment Manufacturing and Trading Limited ("TOEMT"), involving the purchase and sale of containers in a manner designed to secure a tax mitigation advantage to those third parties. It is alleged that sums remain owing to the third parties by one or more of these companies in connection with the pre-arranged trading in containers. Current management of the Company believes that the Group was not involved in these transactions, that the Company had no access to the records of the alleged transactions and, so far as the Company has managed the containers, the Company has acted in accordance with instructions from authorized representatives of the third parties.

     In response to the actions taken by Contrin, the Group terminated certain of its management agreements with Contrin entities in 1998. New management agreements were signed in December 1999. The costs associated with terminating the old, and executing the new, agreements were immaterial.

     The gross lease revenue and income before income taxes attributable to the equipment managed under the terms of the management agreements approximated:

                                                                 1999      1998      1997
                                                                ------    ------    ------
Gross lease revenue.........................................    $1,696    $2,127    $2,655
                                                                ------    ------    ------
Income before income taxes..................................    $  344    $  334    $  457
                                                                ------    ------    ------

     Management considers that prudent provision has been made in the financial statements for the matters noted above. There is a reasonable possibility that a material change could occur with respect to these commitments and contingencies within one year of the date of these financial statements. Management estimates that possible losses could exceed the amount accrued by $1,000.

v.   CONTINGENCIES -- TOEMT

     TOEMT, which is currently in liquidation in the United Kingdom, has been separately registered in the same name in both the United Kingdom and the Isle of Man. At December 31, 1999, the Company had $506 of amounts payable to container owners on deposit in an escrow bank account pending resolution of certain matters relating to the liquidation process. The Company has recently become aware that more than one creditor of TOEMT may claim an interest in the distributions made by the Company with respect to the containers owned by TOEMT. At the present time, the Company has insufficient information to evaluate the competing claims or to determine whether the Company may have any liability to the competing creditors for the prior distributions made with respect to the TOEMT containers.

vi.  CONTINGENCIES -- ARBITRATION

     Under the terms of the relevant management agreement, an arbitration process was commenced on or around February 1997 by one of the companies that had sponsored Austrian entities related to distributions made by the Company through its Austrian attorney. In December 1998, the arbitration panel found that the management agreements with the Austrian investment entities were valid.

                                THE CRONOS GROUP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

17  COMMON SHARES

                                                              1999         1998         1997
                                                            ---------    ---------    ---------
Common shares outstanding:
At beginning of year....................................    8,858,378    8,858,378    8,858,378
New common shares issued................................      300,000           --           --
                                                            ---------    ---------    ---------
At end of year..........................................    9,158,378    8,858,378    8,858,378
                                                            =========    =========    =========

     In August 1999, the Company issued an additional 300,000 common shares and warrants to purchase 200,000 common shares in connection with the Group's refinancing of approximately $47,800 of its short term and other indebtedness (see Note 13(a)). The warrants are exercisable at $4.41 per share and expire on August 15, 2004, plus ninety days or, if later, the date on which there has been full repayment of the monies borrowed under the associated refinancing. Using a Black Scholes model, the fair value of the warrant was determined to be $246 and such amount was credited to Additional paid-in capital. The corresponding debt discount has been deferred and is being amortized over the life of the associated refinancing using the interest method in accordance with SFAS 91.

     On December 11, 1998, an option to purchase 300,000 common shares was granted to the Mr. Tietz on his appointment as Chief Executive Officer (see Note 18(b)).

     On October 29, 1999, a Shareholder Rights Plan (the "Plan") was adopted. Under the Plan one common stock purchase right was distributed as a dividend on each share of the Company's common stock as of the close of business on October 25, 1999. The rights will be attached to and trade with all certificates representing shares of common stock. The rights expire on October 28, 2009, and are redeemable by the Company at any time prior to this date. The Rights will only be exercisable on the acquisition by any person or related group of persons of 20% or more of the Company's common stock. The rights will entitle the holder, with the exception of the acquiring person or group, to purchase a specified number of the Company's common shares for 50% of their market value at that time. The rights will not be triggered if the Company's Board of Directors has previously approved such an acquisition.

     All common shares rank equally in respect of shareholder rights.

18  STOCK BASED COMPENSATION

     Stock based compensation comprises:

a)  MANAGEMENT EQUITY INVESTMENT PLAN ("MEIP")

     In November 1994, the Company introduced the MEIP for key employees of the Company. A total of 440,000 common shares have been reserved for issuance under the MEIP. As of December 31, 1999 outstanding options to acquire 108,000 common shares were held by 14 employees. The main terms of the plan are as follows:

i. The MEIP consists of option units comprising four separate options, each option granting the right to the key employee to acquire an equal number of common shares at four different exercise prices. The key employee must pay an option price to acquire each option. The exercise price for each option was determined at the date of grant.

ii. Each option vested 25% in the years ended December 31, 1996 and 1995, respectively. Options may only be exercised in units of each of the four options. At December 31, 1999, options were exercisable over 56,700 shares.

                                THE CRONOS GROUP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

iii. Members of the MEIP may only exercise vested options within seven years of November 25, 1994, the date of grant. No options were granted in 1999, 1998 or 1997. Unexercised options will expire thereafter. As of December 31, 1999, unexercised options have a remaining contractual life of 1 year, 11 months.

     The granting of the options did not result in additional compensation in 1999 for the key employees who have joined the MEIP. As of December 31, 1999, the options are estimated to have a $0 market value based on the share price at that date and the exercise prices. Total compensation cost recognized in the income statement for MEIP stock-based employee compensation was $0 for each of 1999, 1998 and 1997. The net income (loss) and net income (loss) per share of the Group would be unchanged if the compensation cost for the MEIP had been determined in accordance with SFAS 123.

     As of December 31, 1999, outstanding unpaid options amounts to $82, included as Share Subscriptions Receivable within Shareholders' Equity. The cost of each option and the associated exercise price at December 31, 1999 was as follows:

                                                          NUMBER
                                                        OF SHARES       OPTION PRICE    EXERCISE PRICE
                                                      AT DECEMBER 31     PER SHARE        PER SHARE
                                                      --------------    ------------    --------------
              Option 1............................        27,000           $1.43            $14.30
              Option 2............................        27,000           $1.56            $15.60
              Option 3............................        27,000           $1.69            $16.90
              Option 4............................        27,000           $1.82            $18.20
                                                         -------
    Total.........................................       108,000
                                                         =======

     The options purchased by key employees represent a potential ownership interest, on a fully diluted basis, of 1% of common shares. Options over 48,600 shares lapsed during the year as a result of eligible employees leaving the Company.

b)  STOCK OPTIONS

     In December 1998, the Company granted Mr. Tietz, on his appointment as Chief Executive Officer of the Company, the option to acquire 300,000 shares of common stock in the Company at an exercise price of $4.375 per share, the closing price of the common stock on the date of the grant. The term of the option is ten years, and may be exercised, in whole or in part, at any time from the date of grant. The fair value of the option at the date of the grant was $683. In order to determine fair value, the Company used the Black Scholes model using a risk-free interest rate of 8%, an expected life of 10 years, an expected volatility of 13.9% and no expected dividends. Payment for the shares is to be by cash, the surrender of shares of the Company's common stock already owned by the employee (valued at their fair market value on the date of the surrender), or an alternate form of payment as may be approved by the Company's Compensation Committee. The number and price of shares subject to the option will be adjusted in the event of any stock split, declaration of a stock dividend, or like changes in the capital stock of the Company. The option is not transferable other than by will or the laws of descent and distribution. No rights as a shareholder of the Company shall accrue until such time as the shares are purchased under the option. There were no options exercised, granted or forfeited during 1999. There were no significant modifications of outstanding awards during 1999. If the stock options had been accounted for under SFAS 123 the impact on the Company's net income (loss) and net income (loss) per share would have been as follows:

                                THE CRONOS GROUP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     1999       1998
                                                                    ------    --------
    Net income (loss):
      as reported...............................................    $1,914    $(16,896)
      pro forma.................................................     1,914     (17,346)
    Net income (loss) per share (basic and diluted):
      as reported...............................................    $ 0.21    $  (1.91)
      pro forma.................................................    $ 0.21    $  (1.96)

c)   STOCK APPRECIATION RIGHTS

     On October 13, 1999, the Board resolved to grant stock appreciation rights ("SARs") to a key executive on 200,000 share units. A share unit is defined as the equivalent of one share of common stock of the Company. The grant of the SARs entitles the grantee to receive cash payments from the Company as provided for in the SAR agreement. The share units were granted at a grant price of $4.375 per share unit. As of the date of the award the closing price of the Company's common stock was $4.875 per share. The share units are exercisable over a period of three years, with one-third of the share units exercisable on each of the first three anniversaries of the date of grant.

     In addition, on October 13, 1999, the Board approved the grant of 60,000 SARs representing 15,000 share units for each current non executive director, with a grant price of $4.094. On October 13, 1999, the closing price of the Company's common stock was $4.875 per share. The share units vest over a period of three years, with one-third vesting each year on the earlier of the anniversary of the date of grant, or seven days before the next scheduled annual meeting of shareholders for that year.

     If a grantee of share units resigns from the Company or is terminated (other than for cause) by the Company within twelve months following a "change in control", then the share units become fully exercisable, at any time within 90 days after the date of such resignation or termination. If not exercised the share units shall lapse and terminate. The share units similarly vest in the event that a grantee is terminated by the Company without cause, or upon a grantee's permanent disability or death. A "change in control" is defined to include the acquisition by any person or related group of persons of 20% or more of the Common Stock of the Company. The share units are also fully exercisable upon any merger of the Company with another corporation or the sale of substantially all of the assets of the Company.

     The share units may be redeemed only for cash and not for the Company's common stock. A grantee is entitled to an "award payment" at the time of exercise of share units, equal to the excess if any, of the fair market value of a share of Common Stock on the date of exercise over the grant price, multiplied by the number of exercised share units. The number of share units is subject to adjustment in the event of any subdivision of the outstanding shares of the common stock of the Company, the declaration of a dividend payable in common stock of the Company, or like events. In all events, the share units may not be exercised beyond October 12, 2009. The grant of share units does not entitle the grantee to any rights as a shareholder of the Company.

     In accordance with SFAS 123 the compensation expense incurred in respect of SAR's is estimated using the price of the Company's common stock on the balance sheet date as a surrogate for the price on the date of exercise. A liability is created for the estimated compensation expense and is adjusted up or down for each balance sheet date for changes in the price of the Company's stock. The compensation expense recognized for the year ended December 31, 1999, was $13.

     No units were redeemed during the year ended December 31, 1999.

                                THE CRONOS GROUP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

d)  1999 STOCK OPTION PLAN

     The 1999 Stock Option Plan ("the Plan"), was approved by the Board of Directors on June 3, 1999, and by the Shareholders at the 1999 Annual Meeting on January 13, 2000. The Plan is designed to attract, motivate and retain key employees. The Plan authorizes the issuance of 500,000 shares of common stock and permits the Company to award to key employees incentive options and non-qualified stock options. The number of shares available for issuance under the Plan may be adjusted in the event of any subdivision of the outstanding shares of the common stock of the Company, the declaration of a dividend payable in common stock of the Company, or like events. The aggregate number of stock options that may be awarded to any eligible employee over the term of the Plan is limited to 80,000 shares. The exercise price of a stock option will be determined by the Company's Compensation Committee, but will not be less than the fair market value of the Company's common stock at the date of grant. The exercise price of a stock option may be paid in cash or previously owned stock or both. The Plan terminates on December 31, 2002, after which no awards will be made.

     As at December 31, 1999, no awards have been made under the Plan. On February 4, 2000, the Compensation Committee of the Board authorized the grant of options for 420,000 shares of common stock to eight officers of subsidiaries of the Company at an exercise price of $5.25 per share. The options will vest and be exercisable at the rate of 25% per year over the next four years.

19  RESTRICTED RETAINED EARNINGS

     On an annual basis, Luxembourg law requires appropriation of an amount equal to at least 5% of Net income to a legal reserve until such reserve equals 10% of the stated capital related to the outstanding common and preferred shares. This reserve is not available for dividends. At December 31, 1998, the legal reserve represented 10% of the stated capital related to outstanding common shares. Accordingly, no appropriation to the legal reserve was required for that year. In August 1999, a further amount of $60 was transferred from Additional paid-in capital following the issuance of an additional 300,000 shares.

20  RELATED PARTY TRANSACTIONS (TO BE READ IN CONJUNCTION WITH NOTE 16)

     The Group had the following transactions with related parties during the three years ended December 31, 1999, 1998 and 1997, respectively:

i. During 1998, an ocean carrier in which a then director of the Company was a non executive director ceased doing business. The ocean carrier leased containers from the Company. At December 31, 1998, a specific provision of $553, representing the total amount due from the carrier of $1,153 less expected insurance proceeds, was included in the allowance for doubtful accounts. In 1999, the total amount due from the ocean carrier increased by $145. During the year ended December 31, 1999, insurance proceeds of $648 were received and the remaining balance of $650 was charged to operations.

ii. In 1996, the Company had an investment in Hinderton Limited ("Hinderton"), a container investment company incorporated in the Isle of Man. During 1996 the equity interest was exchanged for subordinated debt. No interest was earned in any of the periods presented. In 1998 the subordinated debt was assigned to Hinderton for a nominal consideration. The Group has management agreements covering the operation of containers owned by Hinderton, under which management and acquisition fees are receivable. The revenue earned with respect to these agreements was $399 and $266 for the years ended December 31, 1998 and 1997, respectively.

iii. During the year ended December 31, 1998, payments totalling $150 were made to a former non executive director of the Company, for legal fees. In addition the former non executive director has submitted a statement to the Company for the balance due for legal services rendered to the Company in the amount of $100. This item is currently being reviewed by the Special Litigation Committee.

                                THE CRONOS GROUP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

iv. As of January 1, 1996, $4,723 was owed to the Group under an unsecured loan agreement with Barton Holding Ltd. ("Barton"), the former preferred shareholder. This amount bore interest at 9% and was repayable in installments on March 31, 1996 and June 30, 1996.

     During 1996, Mr. Palatin purportedly guaranteed the performance by Barton of its obligations under the loan agreement, including repayment of interest and principal according to the terms prescribed in the agreement. Mr. Palatin's guarantee purported to pledge 1,030,303 Common Shares owned by him in The Cronos Group. However, the owner of record of these shares was Lambert Business Inc. which is incorporated under the laws of Panama.

     The prospectus dated December 7, 1995, specifies that Barton is an unaffiliated company. The Group has received no notification of a change in this regard.

     On June 30, 1996, principal and interest on the Group's loan to Barton in the amount of $4,950 came due, but no repayment thereon was received.

     In August 1996, the Company and Mr. Palatin entered into a new Loan Agreement and related Pledge Agreement, each dated as of July 1, 1996, pursuant to which Mr. Palatin borrowed $5,461 from the Company which was used to repay the principal and interest due on June 30, 1996, on the loan to Barton and an additional $500 advance. This loan bore interest at 9% per annum and was due on December 30, 1996. No principal or interest payments were received in 1996. At December 31, 1996, the outstanding loan due from Mr. Palatin was $5,461. In July 1997, in connection with the execution of an amendment to the Bank Facility, the Palatin loan was increased to $5,900, representing principal and interest due on the original loan, and was assigned to a subsidiary of the Group, together with all the Company's rights in respect of this loan, including the collateral rights concerning the purported pledge of 1,030,303 Common Shares. The date of December 31, 1997 was agreed as the revised repayment date for the loan, however no principal or interest payments were received.

     In January 1997, the Group advanced an additional amount of $3,700 to Mr. Palatin under the same terms as the Loan Agreement dated July 1, 1996. This loan bore interest at 9% per annum and was secured by a further pledge of 1,000,000 Common Shares beneficially owned by him in The Cronos Group. This loan was replaced in July 1997 by a new loan in like amount from a subsidiary of the Group to Mr. Palatin, pursuant to the Bank Facility. This new loan bore interest at 9% per annum and was secured, together with all other obligations of Mr. Palatin to this subsidiary company, by the pledge of 1,000,000 shares. The loan was due to be repaid on October 31, 1997, but no interest or principal payments were received. Consequently title to the 1,000,000 shares was established by the banks providing certain of the Group's term loans which totalled $33,110 at December 31, 1998 (see Note 13(a)).

     Interest of $704, $864 and $824 became due under Mr. Palatin's outstanding loans for the years ended December 31, 1999, 1998 and 1997, respectively. These amounts have not been recognized in income.

     In view of these circumstances and the doubt concerning the Board's ability to exercise the pledge over the remaining 1,030,303 shares, a provision of $3,909 was made on December 31, 1997, against Mr. Palatin's outstanding loans. In March 1999, title to 463,636 of the 1,030,303 shares was granted as security to the banks under the Bank Facility.

     At December 31, 1998, the carrying value of Mr. Palatin's loans was $5,500. In June 1999, $5,279 of proceeds from the sale of the Company's stock held as collateral on the Palatin loans were utilized in reducing Mr. Palatin's indebtedness to the Company. The remaining balance of $221 was charged to operations.

     In October 1999, the Company brought an action against Mr. Palatin, in the Supreme Court of the State of New York for payment of the remaining balances due under two promissory notes, both dated July 14, 1997, by and between a subsidiary of the Company, as payee ("Payee"), and Mr. Palatin, as payor.

                                THE CRONOS GROUP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     On February 8, 2000, the Supreme Court of the State of New York entered its default judgment against Mr. Palatin. Pursuant to the judgment, the Payee is to recover from Mr. Palatin $6,227, plus interest at 9% per annum from June 21, 1999 to February 8, 2000 in the amount of $356, for a total recovery of $6,583.

     The Payee currently is pursuing execution of the judgment against Mr. Palatin's beneficial ownership of the Common Shares of the Company. According to filings made with the SEC by the shareholder of Klamath Enterprises S.A. ("Klamath"), Mr. Palatin is the beneficial owner of the 1,793,798 outstanding shares of Common Stock of the Company owned of record by Klamath. On February 28, 2000, the Payee obtained a preliminary injunction order from the Superior Court of the Commonwealth of Massachusetts against Mr. Palatin and against the Company's transfer agent, EquiServe Limited Partnership, preliminarily enjoining them from selling, transferring, assigning, or otherwise encumbering, disposing of, or diminishing the value of the Common Shares of the Company held of record by Klamath.

     The Company is also pursuing an attachment order in the Swiss courts against the individual the Company believes is the record owner of the outstanding shares of Klamath, precluding him from transferring the shares of Klamath or the Common Shares of the Company owned by Klamath.

     The objective of the Company is to satisfy the judgment obtained by the Payee against Mr. Palatin by a transfer of Common Shares beneficially owned in the Company by Mr. Palatin to the Payee or by a liquidation of the shares in an amount sufficient to fully discharge the judgment. The Company is unable to predict at the present time whether it will succeed in achieving its objectives.

v. Included in Financing and recomposition expenses in 1998 and 1997 were amounts totalling $232 which were attributed to Mr. Palatin.

     On the resignation of Mr. Palatin in 1998, the Group retained $238 of outstanding payroll to be held as possible settlement against any claims.

     In December 1999, the $238 payable to Mr. Palatin was offset against the $232 payable to the Group.

vi. Amounts of $34, $436 and $618 were paid for services, for the years ended December 31, 1999, 1998 and 1997, respectively, under the terms of an information technology agreement with a company, to which Mr. Palatin indicated that he was related. In November 1999, the Group was advised by a third party that they had purchased all of the equity of the information technology company that was previously owned by Mr. Palatin.

vii. As indicated in Note 16iv, it has been asserted by a representative of Contrin that Mr. Palatin has financial and other interests in companies that were involved in the trading of containers with participants in certain Austrian investment entities. The relationship or otherwise between these companies and the Group cannot be substantiated by management at present. The public records regarding these companies do not disclose their beneficial ownership. One of the companies in question, TOEMT, has been regarded by management as a subsidiary of Contrin and is so characterised in certain commercial correspondence. Contrin, through three management companies, administered the Austrian investment entities. The Group has responded to a request for information from the liquidator relating to the trading transactions with that company.

                                 EXHIBIT INDEX

NUMBER                             EXHIBIT                             PAGE
------                             -------                             ----
  3.1    Coordinated Articles of Incorporation (incorporated by
         reference to Exhibit 1.1 to the Company's Annual Report on
         Form 20-F for the year ended December 31, 1997 (File No.
         0-24464)).
  3.2    Policies and procedures with respect to the indemnification of directors and officers of the Company, as adopted by the
         Board of Directors on August 4, 1999 (incorporated by
         reference to Exhibit 3.2 to the Company's Registration
         Statement on Form S-3, dated November 24, 1999).
  4.1    Rights Agreement, dated as of October 28, 1999, between the
         Company and BankBoston, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company's Registration
         Statement on Form 8-A dated October 29, 1999).
 10.1    Amended and Restated Credit Agreement, dated as of June 24,
         1997, by and among Cronos Containers N.V., Cronos Containers
         Ltd., Cronos Equipment Ltd., Cronos Containers Inc., Cronos
         Capital Corp., and Cronos Equipment (Bermuda) Limited, as
         joint and several borrowers, each of the banks that is or
         may become a party thereto, Fleet Bank, N.A., as agent for the banks, and The Cronos Group, as guarantor (the "Credit
         Agreement") (incorporated by reference to Exhibit 1.2 to the
         Company's Annual Report on Form 20-F for the year ended
         December 31, 1997 (File No. 0-24464)).
 10.2    First Amendment to the Credit Agreement, dated as of July
         14, 1997 (incorporated by reference to Exhibit 1.3 to the
         Company's Annual Report on Form 20-F for the year ended
         December 31, 1997 (File No. 0-24464)).
 10.3    Second Amendment to the Credit Agreement, dated as of
         December 3, 1997 (incorporated by reference to Exhibit 1.4 to the Company's Annual Report on Form 20-F for the year
         ended December 31, 1997 (File No. 0-24464)).
 10.4    Third Amendment to the Credit Agreement, dated as of June
         30, 1998 (incorporated by reference to Exhibit 1.5 to the
         Company's Annual Report on Form 20-F for the year ended
         December 31, 1997 (File No. 0-24464)).
 10.5    Confirmation of Guaranties, Agreement and Power of Attorney
         by the Cronos Group, dated June 30, 1998, pertaining to the
         Credit Agreement (incorporated by reference to Exhibit 1.6 to the Company's Annual Report on Form 20-F for the year
         ended December 31, 1997 (File No. 0-24464)).
 10.6    Deed in lieu of foreclosure relating to shares given as
         collateral to the Palatin loans (incorporated by reference to Exhibit 10.6 in the Company's Annual Report on Form 10-K
         for the period ended December 31, 1998).
 10.7    Forbearance Agreement and Fourth Amendment to Amended and
         Restated Credit Agreement dated March 31, 1999 (incorporated by reference to Exhibit 10.7 in the Company's Annual Report on Form 10-K for the period ended December 31, 1998).
 10.8    Note Purchase Agreement among Cronos Equipment (Bermuda)
         Limited, The Cronos Group and Sun Life Insurance Company of
         America, dated as of December 29, 1994 (the "Sun Agreement")
         (incorporated by reference to Exhibit 1.7 to the Company's
         Annual Report on Form 20-F for the year ended December 31,
         1997 (File No. 0-24464)).
 10.9    Amendment to the Sun Agreement, dated as of November 1, 1997
         (incorporated by reference to Exhibit 1.8 to the Company's
         Annual Report on Form 20-F for the year ended December 31,
         1997 (File No 0-24464)).
 10.10   Second Amendment to the Sun Agreement dated as of January
         26, 1999 (incorporated by reference to Exhibit 10.10 to the
         Company's Annual Report on Form 10-K for the period ended
         December 31, 1998).

NUMBER                             EXHIBIT                             PAGE
------                             -------                             ----
 10.11   Lambert Confirmation, Acknowledgement and Consent of
         Collateral Assignment (incorporated by reference to Exhibit
         10.12 to the Company's Annual Report on Form 10-K for the
         period ended December 31, 1998).
 10.12   Amendment to the Revolving Credit Facility between Cronos
         Containers Limited and China International Marine Containers
         (Group) Company Limited, dated March 24, 1999 (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the period ended December 31, 1998).
 10.13   Guarantee, dated as of July 30, 1999, by and between the
         Company and MeesPierson, as agent on behalf of itself and
         First Union (incorporated by reference to Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999).
 10.14   Loan Agreement, dated as of July 30, 1999, by and between
         Cronos Finance (Bermuda) Limited ("CFBL") as issuer, and
         MeesPierson, as agent, on behalf of itself and First Union, as initial noteholders (incorporated by reference to Exhibit
         10.21 to the Company's Quarterly Report on Form 10-Q for the
         period ended June 30, 1999).
 10.15   CFBL Secured Note, dated as of July 30, 1999, in the
         principal amount of U.S. $25,000,000, in favor of
         MeesPierson (incorporated by reference to Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999).
 10.16   CFBL Secured Note, dated as of July 30, 1999, in the
         principal amount of U.S. $25,000,000, in favor of First
         Union (incorporated by reference to Exhibit 10.23 to the
         Company's Quarterly Report on Form 10-Q for the period ended
         June 30, 1999).
 10.17   Issuer Stock Pledge Agreement [CFBL], dated as of July 30,
         1999, by and between the Company and MeesPierson, as agent on behalf of itself and First Union (incorporated by
         reference to Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999).
 10.18   Stock Pledge Agreement [Cronos Holdings/Investments (U.S.),
         Inc.], dated as of July 30, 1999, by and between the Company and MeesPierson, as agent on behalf of itself and First
         Union (incorporated by reference to Exhibit 10.25 to the
         Company's Quarterly Report on Form 10-Q for the period ended
         June 30, 1999).
 10.19   Warrant Agreement dated as of July 30, 1999 ("Warrant
         Agreement") by and between the Company and MeesPierson N.V
         ("MeesPierson") and First Union National Bank ("FUNB")
         (incorporated by reference to Exhibit 4.1 to the Company's
         Quarterly Report on Form 10-Q for the period ended June 30,
         1999).
 10.20   Amendment No.1 to Warrant Agreement, dated as of August 11,
         1999, by and among the Company, MeesPierson, and FUNB
         (incorporated by reference to Exhibit 4.2 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended June
         30,1999).
                     Executive Compensation Plans and Arrangements
 10.21   Stock Appreciation Rights Agreement by and between the
         Company and Peter J Younger, dated as of October 13, 1999
         (incorporated by reference to Exhibit 10.1 to the Company's
         Registration Statement on Form S-3, dated November 24,
         1999).
 10.22   The Cronos Group Management Equity Investment Plan, dated as of July 25, 1994 (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the period ended December 31, 1998).
 10.23   Stock Appreciation Rights Agreement by and between the
         Company and S Nicholas Walker and each other party listed on
         the schedule thereto, dated October 13, 1999.                  E1
 10.24   1999 Stock Option Plan (incorporated by reference to Exhibit
         4.1 to the Company's Registration Statement on Form S-8,
         dated February 25, 2000).
 10.25   Employment Agreement by and between Cronos Containers Inc.
         and John Foy dated April 1, 1999, as amended on December 1,
         1999.                                                         E13
 10.26   Employment Agreement by and between Cronos Containers Ltd.
         and John Kirby dated April 1, 1999, as amended on January
         20, 2000.                                                     E23

NUMBER                             EXHIBIT                             PAGE
------                             -------                             ----
 10.27   Employment Agreement by and between Cronos and Peter J
         Younger dated July 1, 1998, as amended March 24, 2000.        E37
 10.28   Employment Agreement by and between Cronos and Dennis J
         Tietz dated December 11, 1998, as amended March 24, 2000.     E60
 21.1    List of principal wholly-owned subsidiaries at December 31,
         1999.                                                         E82
 22.1    The Company's Form 8-K dated January 21, 2000, reporting on matters submitted to a vote of shareholders.
 27.1    Financial Data Schedule.                                      E84
 99.1    Pages 6 through 11 (under the caption "Risk Factors") of the
         Company's Registration Statement on Form S-8 dated February
         25, 2000.                                                     E85