Form 10-Q
period 2000-03-31
CRONOS GROUP
filed 2000-05-12
CIK 919869

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2000
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from: ______________ to _______________

                         Commission file number: 0-24464

                                THE CRONOS GROUP
             (Exact name of Registrant as specified in its charter)

            LUXEMBOURG                                 NOT APPLICABLE
(State or other Jurisdiction of              (I.R.S Employer Identification No.)
 incorporation or organization)

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


THE NUMBER OF COMMON SHARES OUTSTANDING AS OF MAY 12, 2000:

                 CLASS                   NUMBER OF SHARES OUTSTANDING
                 -----                   ----------------------------
                Common                            9,158,378

                                THE CRONOS GROUP


                                TABLE OF CONTENTS




PART I--FINANCIAL INFORMATION..................................................................................1

   ITEM 1 -- FINANCIAL STATEMENTS..............................................................................1

     Management Representation.................................................................................1
     Consolidated Statements of Operations.....................................................................2
     Consolidated Balance Sheets...............................................................................3
     Consolidated Statements of Cash Flows.....................................................................4
     Consolidated Statements of Shareholders' Equity...........................................................5
     Notes to the Consolidated Financial Statements............................................................6

   ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS............10

     General..................................................................................................10
     Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999..........................11
     Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998..........................12
     Liquidity and Capital Resources..........................................................................13

   ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......................................13


PART II --OTHER INFORMATION...................................................................................14


   ITEM 1 -- LEGAL PROCEEDINGS................................................................................14
   ITEM 2 -- CHANGES IN SECURITIES AND USE OF PROCEEDS........................................................16
   ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES..................................................................16
   ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................................16
   ITEM 5 -- OTHER INFORMATION................................................................................16
   ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K.................................................................16

                                THE CRONOS GROUP


                          PART I--FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

        Management Representation

        The unaudited condensed consolidated interim financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting standards generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.

        These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

        This financial information reflects, in the opinion of management, all adjustments necessary to present fairly, the results for the interim periods. Such adjustments consist of only normal recurring adjustments. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

                                THE CRONOS GROUP

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                   Three Months Ended
                                                                        March 31,
                                                                    2000             1999
Gross lease revenue                                             $ 34,146         $ 34,750
Commissions, fees and other income
 - US Limited Partnerships                                           334              352
 - Unrelated parties                                                 955            1,272
Gain on sale of investment:
 - gain on conversion of investment                                1,502               --
 - realized holding gain                                           1,579               --
                                                                --------         --------
TOTAL REVENUES                                                    38,516           36,374
                                                                --------         --------

Direct operating expenses                                          7,521            8,064
Payments to container owners
 - US Limited Partnerships                                         6,202            6,795
 - Other container owners                                         10,977            9,877
Depreciation and amortization                                      3,960            4,398
Selling, general and administrative expenses                       4,297            4,126
Interest expense                                                   2,410            3,207
                                                                --------         --------
TOTAL EXPENSES                                                    35,367           36,467
                                                                --------         --------
INCOME (LOSS) BEFORE INCOME TAXES                                  3,149              (93)
Income taxes                                                         305               --
                                                                --------         --------
NET INCOME (LOSS)                                                  2,844              (93)
Other comprehensive income, net of tax -
Unrealized holding loss on available for sale securities            (266)              --
                                                                --------         --------
COMPREHENSIVE INCOME (LOSS)                                     $  2,578         $    (93)
                                                                ========         ========
NET INCOME (LOSS) PER COMMON SHARE (BASIC AND DILUTED)          $   0.31         $  (0.01)
                                                                ========         ========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                                THE CRONOS GROUP

                     CONDENSED CONSOLIDATED BALANCE SHEETS
           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                           March 31,      December 31,
                                                                2000              1999
                                                         (Unaudited)
ASSETS
Cash and cash equivalents                                 $   7,711         $   8,701
Amounts due from lessees (net)                               29,183            26,739
Amounts receivable from container owners                     15,661             9,147
New container equipment for resale                            1,401             2,535
Net investment in direct finance leases                         922             1,090
Investments                                                   3,595             1,707
Container equipment (net)                                   133,821           137,547
Building and other equipment (net)                           11,471            11,807
Intangible assets                                            13,228            13,405
Other assets including prepayments                           21,188            19,189
                                                          ---------         ---------
TOTAL ASSETS                                              $ 238,181         $ 231,867
                                                          =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Amounts payable to container owners                       $  28,145         $  26,620
Amounts payable to container manufacturers                    7,681             3,609
Other amounts payable and accrued expenses                   15,382            13,799
Debt and capital lease obligations                          107,129           109,978
Current and deferred income taxes                             7,124             7,058
Deferred income and unamortized acquisition fees              9,772            10,433
                                                          ---------         ---------
TOTAL LIABILITIES                                           175,233           171,497
                                                          ---------         ---------

SHAREHOLDERS' EQUITY
Common shares                                                18,317            18,317
Additional paid-in capital                                   49,928            49,928
Share subscriptions receivable                                  (82)              (82)
Accumulated other comprehensive income, net of tax            1,011             1,277
Accumulated deficit                                          (6,226)           (9,070)
                                                          ---------         ---------
TOTAL SHAREHOLDERS' EQUITY                                   62,948            60,370
                                                          ---------         ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $ 238,181         $ 231,867
                                                          =========         =========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                                THE CRONOS GROUP

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                Three Months Ended
                                                                     March 31,
                                                                 2000             1999
NET CASH PROVIDED BY OPERATING ACTIVITIES                    $  2,513         $  3,358
                                                             --------         --------

NET CASH PROVIDED BY INVESTING ACTIVITIES                       1,028           14,296
                                                             --------         --------
FINANCING ACTIVITIES:
Repayments of term debt and capital lease obligations          (2,849)         (19,680)
Cash deposits (restricted)                                     (1,682)              --
                                                             --------         --------
NET CASH USED IN FINANCING ACTIVITIES                          (4,531)         (19,680)
                                                             --------         --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                        (990)          (2,026)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                8,701            9,281
                                                             --------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $  7,711         $  7,255
                                                             ========         ========

Supplementary disclosure of cash flow information:

Cash paid during the period for:
- interest                                                   $  1,884         $  3,386
- income taxes                                                    255              188
Cash received during the period for:
- interest                                                        117              195
- income taxes                                                     --               --
Non-cash investing and financing activities:
- container equipment acquired under capital lease              1,163               --



The accompanying notes are an integral part of these condensed consolidated financial statements.

                                THE CRONOS GROUP

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                                     Unrestricted
                                                                          Accumulated                    retained
                                             Additional          Share          other      Retained      earnings          Total
                                  Common        paid-in  subscriptions  comprehensive      Earnings  (accumulated  shareholders'
                                  shares        capital     receivable         income    Restricted      deficit)         equity
THREE MONTHS ENDED
MARCH 31, 2000

Balance, December 31, 1999      $ 18,317       $ 49,928       $    (82)      $  1,277      $  1,832      $(10,902)      $ 60,370
Net income                                                                                                  2,844          2,844
Change in unrealized
   holding gain
   on available for sale
   securities, net of tax                                                        (266)                                      (266)
                                --------       --------       --------       --------      --------      --------       --------
Balance,
March 31, 2000                  $ 18,317       $ 49,928       $    (82)      $  1,011      $  1,832      $ (8,058)      $ 62,948
                               =========       ========       ========       ========      ========      ========       ========

THREE MONTHS ENDED
MARCH 31, 1999

Balance, December 31, 1998      $ 17,717       $ 49,108       $   (123)      $    429      $  1,772      $(12,816)      $ 56,087
Net loss                                                                                                      (93)           (93)
                                --------       --------       --------       --------      --------      --------       --------
Balance,
March 31, 1999                  $ 17,717       $ 49,108       $   (123)      $    429      $  1,772      $(12,909)      $ 55,994
                                ========       ========       ========       ========      ========      ========       ========



The accompanying notes are an integral part of these consolidated financial statements.

                                THE CRONOS GROUP

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

1. The condensed consolidated financial statements include the accounts of The Cronos Group and its wholly-owned subsidiaries (the "Company"). All material intercompany accounts and transactions have been eliminated.

        The Company's accounting records are maintained in United States dollars and the condensed consolidated financial statements are prepared in accordance with accounting standards generally accepted in the United States of America.

2.      Operating segment data

        Condensed segment information is provided in the tables below:

                                                               Other
                                           US Limited      container          Owned
                                         Partnerships         owners     containers           Total
THREE MONTHS ENDED MARCH 31, 2000

Gross lease revenue                         $  11,206      $  15,093      $   7,847       $  34,146
Operating profit before indirect items          2,261          1,630            983           4,874
Operating profit                                  788            181            214           1,183
Segment assets                                 19,265         27,618        145,576         192,459

THREE MONTHS ENDED MARCH 31, 1999

Gross lease revenue                         $  11,795      $  14,240      $   8,715       $  34,750
Operating profit before indirect items          2,366          1,610            542           4,518
Operating profit (loss)                           771            143           (411)            503
Segment assets                                 22,337         20,965        165,928         209,230



Reconciliation of operating profit for reportable segments to income (loss) before income taxes:

                                                    Three Months Ended
                                                        March 31,
                                                    2000          1999
Operating profit                                  $ 1,183       $   503
Gain on sale of investment                          3,081            --
Selling, general and administrative expenses         (937)         (425)
Amortization of intangibles                          (178)         (171)
                                                  -------       -------
Income (loss) before income taxes                 $ 3,149       $   (93)
                                                  -------       -------

                                THE CRONOS GROUP

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Earnings per common share (US dollar amounts in thousands, except per share amounts)

        The components of basic and diluted net income (loss) per share were as follows:

                                                                 Three Months Ended
                                                                      March 31,
                                                                   2000                1999
Net income (loss) available for common shareholders         $     2,844         $       (93)
                                                            -----------         -----------

Average outstanding shares of common stock                    9,158,378           8,858,378
Dilutive effect of:
- Executive officer common share options                         62,269                  --
- Warrants                                                       40,245                  --
- 1999 stock option plan                                         20,612                  --
                                                            -----------         -----------
Common stock and common stock equivalents                     9,281,504           8,858,378
                                                            -----------         -----------
Basic and diluted net income (loss) per share               $      0.31         $     (0.01)
                                                            ===========         ===========

4.      Amounts receivable from container owners

         Amounts receivable from container owners include amounts due from related parties of $6.2 million and $5.9 million at March 31, 2000 and December 31, 1999, respectively.

5.      Investments in related parties

                Investments in related parties comprise general partnership investments and further limited partnership investments in ten sponsored funds. These general and limited partner investments are accounted for on the equity method. The subsidiary of the Company that acts as a general partner maintains insurance for bodily injury, death and property damage for which a partnership may be liable, and may be contingently liable for uninsured obligations of the partnerships.

                The investment in US Limited Partnerships was $0.1 million and $0.03 million at March 31, 2000 and December 31, 1999, respectively.

6.      Container equipment

                Container equipment is net of accumulated depreciation of $69.5 million and $67.6 million at March 31, 2000 and December 31, 1999, respectively.

7.      Amounts payable to container owners

                Amounts payable to container owners include amounts payable to related parties of $13.2 million and $12.3 million at March 31, 2000 and December 31, 1999, respectively.

                                THE CRONOS GROUP


            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.      Debt and capital lease obligations

                Debt and capital lease obligations include amounts due within twelve months of $16.4 million and $16.6 million at March 31, 2000 and December 31, 1999, respectively.

9. Commitments and contingencies (to be read in conjunction with Note 16 to the 1999 Consolidated Financial Statements)

i.              Contingencies - Austrian allegations

                Since 1983, a subsidiary of the Company has managed containers for Austrian investment entities sponsored by companies owned or controlled by Contrin Holding S.A., a Luxembourg holding company ("Contrin"), and for Contrin itself.

                The Company is in a dispute with Contrin over $2.6 million that Contrin claims was remitted to the Company in 1994 for the purchase of containers, but that the Company asserts that it did not receive. The Company's former Chairman, Stefan M. Palatin, purportedly acknowledged in 1995 the receipt of the $2.6 million for the purchase of containers, but the monies were not deposited into a Company account. Prior to Contrin's allegation that the former Chairman of the Company had acknowledged receipt of the $2.6 million, the Company's current management had not been aware of the Chairman's purported acknowledgement. In addition, the Company has determined that a distribution of $0.4 million to third party Contrin investors was paid by the Company in December 1994 into the same bank account into which the $2.6 million was apparently deposited.

                In December 1997, further to legal and other consultations, the Company recorded an accrual of $3.4 million relating to the alleged transfer of $2.6 million, the related interest, plus the estimated settlement costs of this and other claims by Contrin. The Company is unable to predict the outcome of the dispute.

                During 1999 and in the first quarter of 2000, the Company paid legal fees totaling $0.3 million relating to the settlement costs referred to above. Such fees were charged against the $3.4 million accrual thereby reducing the liability to $3.1 million at March 31, 2000.

                As the outcome of these items may be dependent on future legal action, management is unable to determine the date on which the matter will be resolved. The Company is consulting with legal counsel and is disputing the claim.

                                THE CRONOS GROUP

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


9.   Commitments and contingencies (continued)

i.              Contingencies - Austrian allegations (continued)

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

                Management considers that prudent provision has been made in the financial statements for the matters noted above. There is a reasonable possibility that a material change could occur with respect to these commitments and contingencies within one year of the date of these financial statements. In such an event, management estimates that possible losses could exceed the amount accrued by $1 million.

ii.             Contingencies - TOEMT

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

        The following chart summarizes the composition of the Cronos fleet (based on original equipment cost) at March 31 for each of the periods indicated:

                                                             2000                     1999
US Public Limited Partnerships                                 33%                      34%
Other Container Owners                                         45%                      43%
Owned Containers                                               22%                      23%
                                                       ----------               ----------
     Total                                                    100%                     100%
                                                       ==========               ==========


        All containers, whether owned or managed, are operated as part of a single fleet. The Company has discretion over which ocean carriers, container manufacturers and suppliers of goods and services it deals with. Since the Company's agreements with the Managed Container Owners meet the definition of leases in Statement of Financial Accounting Standards No. 13, they are accounted for in the Company's financial statements as leases under which the container owners are lessors and the Company is lessee. The agreements with container owners generally provide that the Company will make payments to the container owners based upon the rentals collected from ocean carriers after deducting direct operating expenses and the Company's management fee. The majority of payments to container owners are therefore dependent upon the leasing of the containers by the Company to ocean carriers and the collection of lease rentals. Minimum lease payments on the agreements which have fixed payment terms are presented in Note 13 to the Company's 1999 Consolidated Financial Statements. For the quarter ended March 31, 2000, over 88% of payments to container owners represented agreements under the terms of which the amount due to the container owner was calculated as a percentage of the rentals collected from the ocean carriers after deducting the direct operating expenses paid by the Company.

        The following chart summarizes the composition of the Cronos fleet (in thousands, based on TEU), by equipment type, at March 31 for each of the periods indicated:

                                                                 2000                     1999
Dry cargo                                                       352.0                    335.3
Refrigerated                                                     13.4                     14.6
Cellular palletwide containers ("CPCs")                           3.1                      2.4
Roll-Trailer                                                      2.2                      2.2
Tank                                                              2.0                      2.0
Other Dry Freight Specials                                        2.8                      2.5
                                                           ----------               ----------
     Total fleet                                                375.5                    359.0
                                                           ==========               ==========

                                THE CRONOS GROUP

        The short-term objective of the Company is to improve utilization by taking advantage of improving market conditions and stronger demand for leased containers. To achieve this objective the Company offers greater leasing incentives and repositions equipment to higher-demand locations. While this short-term strategy may increase repositioning expenses, it may also reduce those expenses related to storing off-hire containers. These measures will also provide the longer-term advantage of placing the containers where the demand is greatest.

        The following chart summarizes the combined utilization of the Cronos fleet (based on approximate original equipment cost) at the dates indicated:

                                          March 31,           March 31,
                                               2000                1999
Utilization                                   80.1%               72.6%


        Over the course of the last twelve months, the Company's combined per diem rate fell by approximately 13% from the combined rate at March 31, 1999.

        THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

        Operating profit for the three months ended March 31, 2000, was $1.2 million compared to $0.5 million for the corresponding period of 1999. A $0.6 million reduction in income from both the owned and managed fleet together with a $0.2 million decrease in commissions, fees and other operating income, were more than offset by lower indirect allocations of selling, general and administrative expenses of $0.3 million, lower interest expense of $0.8 million and lower depreciation expense of $0.4 million.

        Gross lease revenue of $34.1 million in the three months ended March 31, 2000, was $0.6 million, or 1.7%, lower than in the corresponding period of 1999. Lease per diems increased by $0.3 million due to a larger fleet size. A $0.9 million decrease in ancillary revenues was primarily due to a $0.5 million reduction in drop-off charges, which reflects the improvement in the leasing market, and a $0.2 million increase in on-hire incentives.

        Commissions, fees and other income for the three months ended March 31, 2000, of $1.3 million were $0.3 million, or 20.6%, lower than in the first quarter of 1999 due to reductions of $0.1 million each in finance lease income, acquisition fees and investment income.

        Gain on sale of investment of $3.1 million in the first quarter of 2000 represents the receipt of cash and shares that had been held pending post-closing reports and adjustments related to the Agreement and Plan of Merger between Transamerica Corporation and Trans Ocean Limited in 1996.

        Direct operating expenses of $7.5 million in the first three months of 2000 were $0.5 million, or 6.7%, lower than in the corresponding period of 1999. An increase of $0.8 million in charges for legal expenses and doubtful accounts was more than offset by a $0.8 million decrease in activity-related costs and a $0.5 million decrease in inventory-related costs due to a smaller off-hire fleet.

        Payments to container owners of $17.2 million during the three months ended March 31, 2000, were $0.5 million, or 3%, higher when compared to the corresponding period in 1999. Payments to US Limited Partnerships of $6.2 million in the first quarter of 2000 were $0.6 million lower than in the same period of 1999 due primarily to a smaller dry cargo container fleet. Payments to Other Container Owners were $11 million during the three months ended March 31, 2000, an increase of $1.1 million, or 11.1%, when compared to the same period of 1999 due to a larger fleet size. The increase in the fleet size was due to transactions involving the sale of equipment from the Owned to the Other Container Owner segment during the first half of 1999 together with new container production in the second half of 1999 and in the first quarter of 2000.

                                THE CRONOS GROUP


        Depreciation and amortization decreased by $0.4 million, or 10%, in the three months to March 31, 2000, to $4.0 million. This was primarily due to container sales from the Owned to the Other Container Owner segment during 1999.

        Selling, general and administrative expenses increased to $4.3 million in the first quarter of 2000 from $4.1 million in the corresponding period of 1999, an increase of $0.2 million or 4.1%. Reductions in manpower expense of $0.4 million were more than offset by a $0.2 million increase in professional service and other costs and by $0.4 million of non-recurring legal costs.

        Interest expense of $2.4 million for the three months ended March 31, 2000, decreased by $0.8 million, or 24.9%, when compared to the corresponding period in 1999. This decrease is due to a reduced debt balance together with a lower average interest rate reflecting the effect of debt refinancing during 1999.


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

        Gross lease revenue of $34.8 million in the first quarter of 1999 was $5.8 million, or 14.3%, lower than in the corresponding prior year period due to the combined effect of reduced utilization and per-diem rates, which represented approximately $4.9 million of the decrease, together with a smaller fleet size that accounted for approximately $0.9 million of the reduction.

        Commissions, fees and other income of $1.6 million in the three months ended March 31, 1999 were almost unchanged from the corresponding period in 1998. Increased income, primarily from specialized container products, was partially offset by reduced fees from the disposal of containers and lower finance lease income.

        Direct operating expenses were $8.1 million in the first quarter of 1999, a decrease of $0.6 million, or 7.4%, compared to the corresponding quarter in 1998. Increased storage and repositioning costs of $0.8 million, reflecting a larger off-hire fleet, were more than offset by a $1.3 million reduction in charges related to doubtful accounts.

        Payments to container owners decreased to $16.7 million in the three months ended March 31, 1999, a decrease of $2.8 million, or 14.4%, compared to the corresponding period in 1998.

        Payments to US Limited Partnerships decreased by $1.9 million to $6.8 million, a 21.5% decrease compared to the first quarter of 1998. The decline in net lease revenue for this segment was caused by lower average utilization and per-diem rates as well as a smaller container fleet. The size of the US Limited Partnership fleet declined from 137,009 TEU at March 31, 1998, to 127,902 TEU at March 31, 1999 as a result of the disposal of older container equipment, including sales of equipment to the Other Container Owner segment.

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

                                THE CRONOS GROUP


        Selling, general and administrative expenses decreased to $4.1 million for the three months ended March 31, 1999 from $5.4 million for the three months ended March 31, 1998, a decrease of $1.2 million or 23.0%. The decrease was due to reductions of $0.7 million in manpower and manpower related costs together with lower costs associated with information technology, professional services and communications.

        Interest expense of $3.2 million for the three months ended March 31, 1999 was $1.0 million lower, or 24.4%, compared to the same period a year ago due primarily to a reduction in the average debt balance from $170.0 million to $140.1 million between the first quarters of 1998 and 1999, respectively.


        LIQUIDITY AND CAPITAL RESOURCES

        Cash from Operating Activities: Net cash provided by operating activities was $2.5 million and $3.4 million during the first quarter of 2000 and 1999, respectively. The net cash generated in 2000 reflected earnings from operations which was partly offset by a $2.4 million increase in amounts due from lessees. The net cash generated in 1999 reflected earnings from operations together with the release of $4.9 million of deposits of which $2.7 million was utilized to make payments to third party container owners.

        Cash from Investing Activities: Net cash provided by investing activities was $1 million in the first quarter of 2000 reflecting the receipt of $1 million of funds that had been held in an escrow account together with $0.2 million in proceeds from the sale of container equipment which were partly offset by $0.2 million in container acquisitions. Net cash provided by investing activities was $14.3 million in the first three months of 1999 reflecting sales of container equipment to third party container owners.

        Cash from Financing Activities: Net cash used in financing activities was $4.5 million during the first quarter of 2000 compared to $19.7 million for the corresponding period of 1999. In the first quarter of 2000, the Company repaid $2.8 million of debt and capital lease obligations and placed $1.7 on deposit in a restricted cash account in accordance with the terms of a loan agreement. In the first three months of 1999, repayments of debt and capital lease obligations included $14.9 million of short-term debt repayments that were generated from proceeds of container equipment sales.

        CAPITAL RESOURCES

        The Company has placed orders with container manufacturers totaling $21.7 million at March 31, 2000. These orders relate to containers to be purchased for managed container owners or to be financed by the Company using debt funding.


ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Interest rate risk: Outstanding borrowings are subject to interest rate risk. Approximately 70% of total borrowings had floating interest rates at March 31, 2000, and December 31, 1999, respectively.

        Exchange rate risk: Substantially all of the Company's revenues are billed and paid in US dollars and a significant portion of costs are billed and paid in US dollars. Of the remaining costs, the majority are individually small, unpredictable and incurred in various denominations and thus are not suitable for cost effective hedging. From time to time, Cronos hedges a portion of the expenses that are predictable and are principally in UK pounds sterling. In addition, the majority of the Company's container purchases are paid for in US dollars.

        As exchange rates are outside of the control of the Company, there can be no assurance that such fluctuations will not adversely effect its results of operations and financial condition.

                                THE CRONOS GROUP


                           PART II --OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

        DISPUTE WITH THE CONTRIN GROUP

        The Company manages containers for investment entities sponsored by or affiliated with Contrin Holding S.A., a Luxembourg holding company (collectively "Contrin"). Approximately 2% (measured by TEUs) of the fleet of managed containers is owned by members of the Contrin Group. The Company is in a dispute with Contrin over funds that Contrin claims to have remitted to Cronos for the purchase of containers. Contrin claims that in 1994 it transmitted $2.6 million to Cronos for the purchase of containers. The Company believes that these funds were not received by the Company but were diverted to an account in the name of and/or controlled by a former chairman of the Company, Stefan M. Palatin, and that this was known or should have been known by Contrin. The Company also believes that the bank that received the funds is at fault. Contrin's counsel has advised the Company that Contrin will institute proceedings for the recovery of the $2.6 million against Cronos, together with accrued interest. The Company is unable to predict the outcome of the dispute.

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

        The SEC made certain findings by its Order. The Company neither admitted nor denied the findings made by the SEC. The SEC found that Cronos, under the domination and control of Mr. Palatin, misrepresented, through affirmative misstatements and omissions in its public statements and filings with the SEC, transactions it had with Mr. Palatin for the period from December 1995 through 1997, including:

        That Mr. Palatin had intercepted payments between Cronos and one of its major customers (which Mr. Palatin also controlled);

        That Cronos paid Mr. Palatin several million dollars in 1994 before Cronos first sold its shares of Common Stock to the public;

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

                                THE CRONOS GROUP


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

        SPECIAL LITIGATION COMMITTEE

        In July 1998, the Board of Directors of the Company established a Special Litigation Committee ("Committee") of the Board to examine the relationships between Mr. Palatin and Contrin, Barton Holding Ltd. ("Barton") which was the former preferred shareholder, and affiliated persons. The Committee also investigated transactions between the Company and its present and former officers and directors since January 1, 1995, to determine whether improper self-dealing occurred between the Company and such persons. The Committee completed its investigation and issued its report on March 31, 2000. Among the Committee's conclusions and recommendations are the following:

        That the Company should vigorously pursue collection of the Palatin Notes (discussed above), and should seek to satisfy the judgement obtained against Mr. Palatin by foreclosing on the shares of Common Stock of the Company held beneficially by Mr. Palatin;

                                THE CRONOS GROUP

        That the Company should vigorously defend any proceeding brought by Contrin in pursuit of its claim of $2.6 million against the Company (see "Dispute with Contrin Group" above) and, if any such proceeding is instituted by Contrin, that the Company should seek indemnification against responsible third parties, and assert against one or more of such third parties claims for damages the Company has against them;

        That the Company reject the claim of Dr. Axel Friedberg, a former outside director of the Company, for the balance due of $0.1 million on his statement for legal services purportedly rendered to the Company for the period from November 30, 1997 through December 31, 1998; and

        That the Board of Directors of the Company reconfirm its interested-party statement of policies to govern interested-party transactions between the Company and all directors, officers, and employees of the Company and its subsidiaries.


ITEM 2 -- CHANGES IN SECURITIES AND USE OF PROCEEDS

        Not applicable



ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES

        Not applicable


ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable


ITEM 5 -- OTHER INFORMATION

        Not applicable


ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

Number         Description
10.1           Employment Agreement by and between Cronos Containers S.r.l. and
               Nico Sciacovelli dated April 7, 2000.

27.1           Financial Data Schedule.


(b)     Reports on Form 8-K

Not applicable.

                                THE CRONOS GROUP

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                THE CRONOS GROUP


SIGNATURE                       TITLE                                           DATE
By     /s/ P J Younger          Director, Executive Vice President,             May 12, 2000
       Peter J. Younger         Chief Financial Officer
                                and Chief Accounting Officer
                                (Principal Financial and Accounting Officer)

                                THE CRONOS GROUP

                                  EXHIBIT INDEX

Number    Exhibit                                                                               Page
------    -------                                                                               ----
10.1      Employment Agreement by and between Cronos Containers S.r.l. and Nico
          Sciacovelli dated April 7, 2000                                                        19

27        Financial Data Schedule                                                                26