Form 10-Q
period 2000-06-30
CRONOS GROUP
filed 2000-08-11
CIK 919869

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2000

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


        THE NUMBER OF COMMON SHARES OUTSTANDING AS OF AUGUST 9, 2000:

               CLASS               NUMBER OF SHARES OUTSTANDING
               -----               ----------------------------
               Common                     9,158,378

                                THE CRONOS GROUP

                                TABLE OF CONTENTS


PART I -- FINANCIAL INFORMATION......................................................  1

  Item 1 -- Financial Statements.....................................................  1

    Management Representation........................................................  1
    Condensed Consolidated Statements of Operations..................................  2
    Condensed Consolidated Balance Sheets............................................  3
    Consolidated Statements of Cash Flows............................................  4
    Consolidated Statements of Shareholders' Equity..................................  5
    Notes to the Condensed Consolidated Financial Statements.........................  6

  Item 2 -- Management's Discussion and Analysis of Financial Condition and
  Results of Operations.............................................................. 10

    General.......................................................................... 10
    Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999.... 11
    Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999........ 12
    Liquidity and Capital Resources.................................................. 13

  Item 3 -- Quantitative and Qualitative Disclosures about Market Risk............... 14

PART II -- OTHER INFORMATION......................................................... 14

  Item 1 -- Legal Proceedings........................................................ 14
  Item 2 -- Changes in Securities and Use of Proceeds................................ 17
  Item 3 -- Defaults Upon Senior Securities.......................................... 17
  Item 4 -- Submission of Matters to a Vote of Security Holders...................... 17
  Item 5 -- Other Information........................................................ 17
  Item 6 -- Exhibits and Reports on Form 8-K......................................... 17

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

                                THE CRONOS GROUP

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                      Three Months Ended   Six Months Ended
                                                           June 30,            June 30,
                                                         2000       1999      2000      1999
                                                      -------    -------   -------   -------
Gross lease revenue                                   $34,065    $32,082   $68,211   $66,832
Commissions, fees and other income:
- US Limited Partnerships                                 331        334       665       686
- Unrelated parties                                     1,554      1,330     2,509     2,602
Gain on sale of investment:
- gain on conversion of investment                          -          -     1,502         -
- realized holding gain                                    89          -     1,668         -
                                                      -------    -------   -------   -------
TOTAL REVENUES                                         36,039     33,746    74,555    70,120
                                                      -------    -------   -------   -------

Direct operating expenses                               6,400      7,799    13,921    15,863
Payments to container owners:
- US Limited Partnerships                               6,778      5,740    12,980    12,535
- Other container owners                               11,265      9,361    22,242    19,238
Depreciation and amortization                           3,985      3,987     7,945     8,385
Selling, general and administrative expenses            4,121      4,013     8,418     8,139
Interest expense                                        2,376      2,949     4,786     6,156
                                                      -------    -------   -------   -------
TOTAL EXPENSES                                         34,925     33,849    70,292    70,316
                                                      -------    -------   -------   -------
INCOME (LOSS) BEFORE INCOME TAXES                       1,114       (103)    4,263      (196)
Income taxes                                              246          -       551         -
                                                      -------    -------   -------   -------
NET INCOME (LOSS)                                         868       (103)    3,712      (196)
Other comprehensive income, net of tax -
Unrealized holding loss on available for sale
  securities                                             (231)         -      (497)        -
                                                      -------    -------   -------   -------
COMPREHENSIVE INCOME (LOSS)                               637       (103)    3,215      (196)
                                                      =======    =======   =======   =======
NET INCOME (LOSS) PER COMMON SHARE
  (BASIC AND DILUTED)                                 $  0.09    $ (0.01)  $  0.40   $ (0.02)
                                                      =======    =======   =======   =======


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                THE CRONOS GROUP

                      CONDENSED CONSOLIDATED BALANCE SHEETS
           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      June 30,      December 31,
                                                        2000            1999
                                                     -----------    ------------
                                                     (Unaudited)
ASSETS
Cash and cash equivalents                             $   8,879       $   8,701
Amounts due from lessees (net)                           29,885          26,739
Amounts receivable from container owners                  9,740           9,147
New container equipment for resale                        6,809           2,535
Net investment in direct finance leases                     567           1,090
Investments                                               1,207           1,707
Container equipment (net)                               133,165         137,547
Building and other equipment (net)                        1,313          11,807
Cash deposits (restricted)                                5,165               -
Intangible assets                                        13,050          13,405
Other assets including prepayments                       19,813          19,189
                                                      ---------       ---------
TOTAL ASSETS                                          $ 229,593       $ 231,867
                                                      =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Amounts payable to container owners                   $  28,958       $  26,620
Amounts payable to container manufacturers                8,175           3,609
Other amounts payable and accrued expenses               15,889          13,799
Debt and capital lease obligations                       96,361         109,978
Current and deferred income taxes                         7,299           7,058
Deferred income and unamortized acquisition fee           9,326          10,433
                                                      ---------       ---------
TOTAL LIABILITIES                                       166,008         171,497
                                                      ---------       ---------

SHAREHOLDERS' EQUITY
Common shares                                            18,317          18,317
Additional paid-in capital                               49,928          49,928
Share subscriptions receivable                              (82)            (82)
Accumulated other comprehensive income, net of tax          780           1,277
Accumulated deficit                                      (5,358)         (9,070)
                                                      ---------       ---------
TOTAL SHAREHOLDERS' EQUITY                               63,585          60,370
                                                      ---------       ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 229,593       $ 231,867
                                                      =========       =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                THE CRONOS GROUP

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                               Six Months Ended
                                                                    June 30,
                                                                2000        1999
                                                              --------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                     $ 12,856    $  6,768
                                                              --------    --------
INVESTING ACTIVITIES
Purchase of container and other equipment                       (1,916)       (267)
Proceeds from sale of building                                   3,483           -
Proceeds from sales of container and other equipment               969      19,416
Proceeds from release of escrow deposits                           973           -
                                                              --------    --------
NET CASH PROVIDED BY INVESTING ACTIVITIES                        3,509      19,149
                                                              --------    --------

FINANCING ACTIVITIES:
Repayments of term debt and capital lease obligations          (11,022)    (29,632)
Cash deposits (restricted)                                      (5,165)          -
                                                              --------    --------
NET CASH USED IN FINANCING ACTIVITIES                          (16,187)    (29,632)
                                                              --------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               178      (3,715)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 8,701       9,281
                                                              --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $  8,879    $  5,566
                                                              ========    ========

Supplementary disclosure of cash flow information:

Cash paid during the period for:
- interest                                                    $  4,040    $  6,345
- income taxes                                                     566         257
Cash received during the period for:
- interest                                                         550         267
Non-cash investing and financing activities:
- container equipment acquired under capital lease               2,654           -
- reduction of debt/Other amounts receivable from related            -       5,279
    parties
- reduction of debt/proceeds on sale of building                 5,249           -

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                THE CRONOS GROUP

           CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                  Share     Accumulated
                                Additional    subscrip-           other       Retained                      Total
                        Common     paid-in        tions   comprehensive       earnings  Accumulated  shareholders'
                        shares     capital   receivable          income   unrestricted      deficit        equity
 Balance,
 December 31, 1999     $18,317     $49,928         $(82)         $1,277         $1,832     $(10,902)      $60,370
 Net income                                                                                   3,712         3,712
 Change in
 unrealized
   holding gain on
   available for
   sale
   securities, net
   of tax                                                          (497)                                     (497)
                       -------     -------         ----          ------         ------     --------       -------
 Balance,
 June 30, 2000         $18,317     $49,928         $(82)         $  780         $1,832     $ (7,190)      $63,585
                       =======     =======         ====          ======         ======     ========       =======

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

2.  Operating segment data

Condensed segment information is provided in the tables below:

                                                                 Other
                                               US Limited    container        Owned
                                             Partnerships       owners   containers        Total
THREE MONTHS ENDED JUNE 30, 2000
Gross lease revenue                               $10,816      $15,424     $  7,825     $ 34,065
Operating profit before indirect items              2,171        1,853        1,550        5,574
Operating profit                                      783          496          848        2,127
Segment assets                                     16,027       17,745      147,707      181,479

THREE MONTHS ENDED JUNE 30, 1999
Gross lease revenue                               $10,738      $13,538       $7,806     $ 32,082
Operating profit before indirect items              2,155        1,492          762        4,409
Operating profit                                      609           39         (167)         481
Segment assets                                     21,334       19,939      155,159      196,432

SIX MONTHS ENDED JUNE 30, 2000
Gross lease revenue                               $22,022      $30,517     $ 15,672     $ 68,211
Operating profit before indirect items              4,432        3,483        2,533       10,448
Operating profit                                    1,571          677        1,062        3,310
Segment assets                                     16,027       17,745      147,707      181,479

SIX MONTHS ENDED JUNE 30, 1999
Gross lease revenue                               $22,533      $27,778     $ 16,521     $ 66,832
Operating profit before indirect items              4,521        3,102        1,304        8,927
Operating profit                                    1,380          182         (578)         984
Segment assets                                     21,334       19,939      155,159      196,432

Reconciliation of operating profit for reportable segments to earnings before taxes:


                                            Three Months Ended               Six Months Ended
                                                 June 30,                         June 30,
                                                    2000                1999         2000         1999
                                                --------             -------     --------      -------
Operating profit                                  $2,127               $ 481      $ 3,310        $ 984
Gain on sale of investment                            89                   -        3,170            -
Selling, general and administrative                 (924)               (414)      (1,861)        (839)
  expenses
Amortization of intangibles                         (178)               (170)        (356)        (341)
                                                --------             -------     --------      -------
Income (loss) before income taxes                 $1,114               $(103)     $ 4,263        $(196)
                                                ========             =======     ========      =======

                                THE CRONOS GROUP

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


3. Earnings per common share (US dollar amounts in thousands, except per share amounts)

    The components of basic and diluted net income (loss) per share were as follows:

                                               Three Months Ended              Six Months Ended
                                                    June 30,                       June 30,
                                                     2000                 1999        2000        1999
Net income (loss) available for common           $      868         $     (103) $    3,712  $     (196)
  shareholders
                                                 ----------         ----------  ----------  ----------

Average outstanding shares of common stock        9,158,378          8,858,378   9,158,378   8,858,378
Dilutive effect of:
- Executive officer common share options             25,806                  -      44,038           -
- Warrants                                           15,742                  -      27,993           -
- 1999 stock option plan                                  -                  -      10,306           -
                                                 ----------         ----------  ----------  ----------
Common stock and common stock equivalents         9,199,926          8,858,378   9,240,715   8,858,378
                                                 ----------         ----------  ----------  ----------
Basic and diluted net income (loss) per share    $     0.09         $    (0.01) $     0.40  $    (0.02)
                                                 ----------         ----------  ----------  ----------

4.  Amounts receivable from container owners

        Amounts receivable from container owners include amounts due from related parties of $6.1 million and $5.9 million at June 30, 2000 and December 31, 1999, respectively.


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

        The investment in US Limited Partnerships was $0.06 million and $0.03 million at June 30, 2000 and December 31, 1999, respectively.

                                THE CRONOS GROUP

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


6.  Container equipment

        Container equipment is net of accumulated depreciation of $71.8 million and $67.6 million at June 30, 2000 and December 31, 1999, respectively.

7.  Amounts payable to container owners

        Amounts payable to container owners include amounts payable to related parties of $13.3 million and $12.3 million at June 30, 2000 and December 31, 1999, respectively.

8.  Debt and capital lease obligations

        Debt and capital lease obligations include amounts due within twelve months of $16.7 million and $16.6 million at June 30, 2000 and December 31, 1999, respectively.

9. Commitments and contingencies (to be read in conjunction with Note 16 to the 1999 Consolidated Financial Statements)

i.      Contingencies - Austrian allegations

        Since 1983, the Company has managed containers for Austrian investment entities sponsored by companies owned or controlled by Contrin Holding S.A., a Luxembourg holding company ("Contrin"), and for Contrin itself.

        The Company is in a dispute with Contrin over $2.6 million that Contrin claims was remitted to the Company in 1994 for the purchase of containers, but that the Company did not receive. The Company's former Chairman and Chief Executive Officer, Stefan M. Palatin, purportedly acknowledged in 1995 the receipt of the $2.6 million for the purchase of containers, but the monies were not deposited into a Company account. Prior to Contrin's allegation that the former Chairman of the Company had acknowledged receipt of the $2.6 million, the Company's current management had not been aware of the Chairman's purported acknowledgement. In addition, the Company has determined that a distribution of $0.4 million to third party Contrin investors was paid by the Company in December 1994 into the same bank account into which the $2.6 million was apparently deposited.

        In December 1997, further to legal and other consultations, the Company recorded an accrual of $3.4 million relating to the alleged transfer of $2.6 million, the related interest, plus the estimated settlement costs of this and other claims by Contrin. On June 30, 2000, the balance of this accrual was $3.1 million.

        In August 2000, Contrin filed an action against the Company seeking recovery of $2.6 million, together with interest and costs. The Company is consulting with legal counsel and intends to contest Contrin's claims, but is unable to predict the outcome of the dispute.

                                THE CRONOS GROUP

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


9.  Commitments and contingencies (continued)

i       Contingencies - Austrian allegations (continued)

        Contrin investors have also made claims with respect to alleged transactions between third parties and companies alleged to be connected to Mr. Palatin, including Transocean Equipment Manufacturing and Trading Limited ("TOEMT"), involving the purchase and sale of containers in a manner designed to secure a tax mitigation advantage to those third parties. It is alleged that sums remain owing to the third parties by one or more of these companies in connection with the pre-arranged trading in containers. Current management of the Company believes that the Company was not involved in these transactions, that the Company had no access to the records of the alleged transactions and insofar as the Company has managed the containers, the Company has acted in accordance with instructions from authorized representatives of the third parties.

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

iii.    Contingencies - Other

        A former outside director of the Company, Dr. Axel Friedberg, has submitted a statement to the Company for the balance due for legal services purportedly rendered to the Company from November 30, 1997 to December 31, 1998 in the amount of $0.1 million. In the report of the Special Litigation Committee of the Company's Board of Directors (the "Committee"), dated March 31, 2000, the Committee recommended that the Company reject Dr. Friedberg's statement, and the Company has done so.

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

        The following chart summarizes the composition of the Cronos fleet (based on original equipment cost) at June 30 for each of the periods indicated:

                                                  2000                1999
US Public Limited Partnerships                     33%                 34%
Other Container Owners                             44%                 43%
Owned Containers                                   23%                 23%
                                                 -----               -----
     Total                                        100%                100%
                                                 =====               =====


        All containers, whether owned or managed, are operated as part of a single fleet. The Company has discretion over which ocean carriers, container manufacturers and suppliers of goods and services it deals with. Since the Company's agreements with the Managed Container Owners meet the definition of leases in Statement of Financial Accounting Standards No. 13, they are accounted for in the Company's financial statements as leases under which the container owners are lessors and the Company is lessee. The agreements with container owners generally provide that the Company will make payments to the container owners based upon the rentals collected from ocean carriers after deducting direct operating expenses and the Company's management fee. The majority of payments to container owners are therefore dependent upon the leasing of the containers by the Company to ocean carriers and the collection of lease rentals. Minimum lease payments on the agreements that have fixed payment terms are presented in Note 13 to the Company's 1999 Consolidated Financial Statements. For the six months ended June 30, 2000, over 88% of payments to container owners represented agreements under the terms of which the amount due to the container owner was calculated as a percentage of the rentals collected from the ocean carriers after deducting the direct operating expenses paid by the Company.

        The following chart summarizes the composition of the Cronos fleet (based on TEU thousands), by equipment type, at June 30 for each of the periods indicated:

                                                     2000                1999
Dry cargo                                           358.3               333.4
Refrigerated                                         12.9                14.2
Cellular palletwide containers                        3.5                 2.4
("CPCs")
Tank                                                  2.0                 2.0
Roll-Trailer                                          2.2                 2.1
Other dry freight specials                            2.9                 2.5
                                                    -----               -----
     Total fleet                                    381.8               356.6
                                                    =====               =====

                                THE CRONOS GROUP

        The growth in the volume of world trade, a rise in exports to the Far East, and the global effects of a strong US economy have resulted in improved market conditions for the container leasing industry. As a result of these and other factors, including repositioning initiatives, utilization has improved in recent months. In addition, new container prices, as well as interest rates, have been rising from historically low levels. During such times, ocean carriers tend to reduce their capital spending on their owned fleets of containers and increase the quantity of containers leased. The Company will continue to take advantage of improving market conditions by repositioning equipment to locations of greatest demand as well as seeking out leasing opportunities that will strengthen utilization.

        The following chart summarizes the combined utilization of the Cronos fleet (based on approximate original equipment cost) at the dates indicated:

                            June 30,        June 30,
                               2000            1999
Utilization                   80.5%           75.2%

        Over the course of the last twelve months, the Company's combined per diem rate fell by approximately 4% from the combined rate at June 30, 1999.

        THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

        Operating profit for the three months ended June 30, 2000, was $2.1 million compared to $0.5 million during the corresponding period of 1999. The increase was primarily due to a $0.4 million improvement in management fees from managed container owners together with reductions of $0.6 million in interest expense and $0.4 million in allocated selling, general and administrative expenses.

        Gross lease revenue of $34.1 million in the three months ended June 30, 2000, was $2 million, or 6.2% higher, than in the corresponding period of 1999. The increase was due to improved utilization and a larger fleet size and was partly offset by lower per diem rates.

        Commissions, fees and other income were $1.9 million in the three months ended June 30, 2000, compared to $1.7 million in the corresponding period in 1999. The increase was primarily due to a $0.3 million net gain arising on the disposal of a building and the related foreign exchange gain arising on the repayment of the term loan secured against the property. This was partly offset by a decrease of $0.1 million in income earned on the sale of dry freight special and other products.

        Direct operating expenses were $6.4 million in the three months to June 30, 2000, a decrease of $1.4 million, or 17.9%, compared to the corresponding period in 1999. The decrease was primarily due to reduced storage costs, reflecting a smaller off-hire fleet.

        Payments to container owners amounted to $18 million during the three months ended June 30, 2000, an increase of $2.9 million, or 19.5%, when compared to the corresponding period in 1999.

        Payments to US Limited Partnerships were $6.8 million in the three months ended June 30, 2000, an increase of $1 million, or 18.1%, when compared to the corresponding period in 1999. Increased gross lease revenue and reductions in direct operating expenses, reflecting improved utilization, were partially offset by the effect of lower per diem rates and a smaller container fleet.

        Payments to Other Container Owners were $11.3 million during the three months ended June 30, 2000, an increase of $1.9 million, or 20.3%, when compared to the corresponding period of 1999 as higher utilization and a larger average fleet size more than offset the decline in per diem rates. The increase in the fleet size was due to transactions involving the sale of equipment from the Owned to the Other Container Owner segment during the first half of 1999 together with new container production.

        Depreciation and amortization of $4 million in the three months to June 30, 2000, was almost unchanged from the corresponding period in 1999.

                                THE CRONOS GROUP

        Selling, general and administrative expenses increased to $4.1 million in the second quarter of 2000 from $4 million in the corresponding period of 1999, an increase of $0.1 million or 2.7%. Reduced manpower expense of $0.4 million was more than offset by a $0.5 million increase in non-recurring legal and professional costs.

        Interest expense of $2.4 million for the three months ended June 30, 2000, decreased by $0.6 million or 19.4%, when compared to the corresponding period in 1999. This decrease was due to a reduced debt balance together with a lower average interest rate reflecting the effect of debt refinancing during 1999.

        SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30,
        1999

        Operating profit of $3.3 million for the six months to June 30, 2000, was $2.3 million higher than for the corresponding period in 1999. The increase was primarily due to reductions in interest expense of $1.4 million, together with reductions in allocated selling, general and administrative expenses and container depreciation of $0.7 million and $0.4 million, respectively.

        Gross lease revenue of $68.2 million in the six months to June 30, 2000, was $1.4 million, or 2.1%, higher than in the same period of 1999. This increase can be attributed to the combined effect of increased utilization and a larger fleet size which were partly offset by lower per diem rates.

        Commissions, fees and other income of $3.2 million during the six months ended June 30, 2000, were $0.1 million, or 3.5%, lower than for the corresponding period in 1999. A $0.3 million gain caused by the disposal of a property was more than offset by a $0.2 million reduction in acquisition fees, a decrease of $0.1 million in finance lease income and a $0.1 million reduction in income earned on the sale of dry freight special and other products.

        Gain on sale of investment of $3.2 million in the first half of 2000 represents the receipt of cash and shares that had been held pending post-closing reports and adjustments related to the Agreement and Plan of Merger between Transamerica Corporation and Trans Ocean Limited in 1996.

        Direct operating expenses were $13.9 million during the six months ended June 30, 2000, a decrease of $1.9 million, or 12.2%, compared to the corresponding period in 1999. A reduction of $1.6 million in inventory related costs, reflecting a larger on-hire fleet, together with lower activity related costs of $1.4 million more than offset increased charges for doubtful accounts and legal expenses of $1.1 million.

        Payments to container owners increased to $35.2 million during the six months ended June 30, 2000, an increase of $3.4 million, or 10.9%, compared to the corresponding period in 1999.

        Payments to US Limited Partnerships amounted to $13 million, an increase of $0.4 million or 3.6%, when compared to the corresponding period in 1999. Increased net lease revenue for this segment reflected higher utilization which was partly offset by lower per diem rates and a smaller container fleet.

        Payments to Other Container Owners were $22.2 million during the six months ended June 30, 2000, an increase of $3 million, or 15.6%, when compared to the corresponding period in 1999, as the combined effect of higher utilization and a larger average fleet size more than offset the decrease in per diem rates. The increase in the average fleet size was due to new production and transactions involving the sale of equipment from both the US Limited Partnerships and Owned segments to the Other Container Owners segment in the first half of 1999.

        Depreciation and amortization decreased by $0.4 million, or 5.2%, during the six months ended June 30, 2000, to $7.9 million due to container sales from the Owned to the Other Container Owners segment during 1999.

        Selling, general and administrative expenses increased to $8.4 million during the six months ended June 30, 2000, from $8.1 million in the corresponding period of 1999, an increase of $0.3 million or 3.4%. Reduced manpower costs of $0.8 million and lower information technology costs of $0.2 million were more than offset by non-recurring legal and professional costs of $1 million and increased audit, legal fees and other overheads of $0.3 million.

                                THE CRONOS GROUP

        Interest expense of $4.8 million for the six months to June 30, 2000, was $1.4 million, or 22.3% lower, compared to the corresponding period of 1999. This decrease was due to a reduced debt balance together with a lower interest rate reflecting the effect of debt refinancing during 1999.

LIQUIDITY AND CAPITAL RESOURCES

        Cash from Operating Activities: Net cash provided by operating activities was $12.9 million and $6.8 million during the first six months of 2000 and 1999, respectively. The net cash generated in 2000 included earnings from operations, a $4.6 million increase in amounts due to container manufacturers, as well as the receipt of $1.5 million of sales tax in connection with the sale of a property that will be paid over to the tax authorities in the third quarter. This was partly offset by a $4.3 million increase in new container equipment for resale and a $3.1 million increase in the amounts due from lessees. The net cash generated in 1999 reflected earnings from operations together with the release of $4.9 million of deposits which had been held in escrow, of which $2.7 million was utilized to make payments to third party container owners.

        Cash from Investing Activities: Net cash provided by investing activities was $3.5 million and $19.1 million in the first six months of 2000 and 1999, respectively. In 2000, the Company generated $4.5 million in proceeds from the sale of a building and container equipment and received $1 million of funds that had been held in an escrow account. The net cash provided in 1999 reflected sales of container equipment to third party container owners.

        Cash from Financing Activities: Net cash used in financing activities was $16.2 million during the first six months of 2000 compared to $29.6 million in the corresponding period of 1999. During 2000, debt repayments included $2.7 million of proceeds realized on the conversion of investment securities. In addition, the Company placed $5.2 million on deposit in a restricted cash account, including $3.5 million of property sale proceeds, in accordance with the terms of a loan agreement. In 1999, repayments of debt and capital lease obligations included $20.6 million in short-term debt repayments that were generated from proceeds of container equipment sales.

        CAPITAL RESOURCES

        The Company has placed orders with container manufacturers totalling $31.5 million at June 30, 2000. These orders relate to containers to be purchased for managed container owners or to be financed by the Company using debt funding.

        During the second quarter of 2000, the Company completed the sale of the head office of its container leasing operations known as Orchard Lea, located west of London, England. Orchard Lea consists of a 22,820 square foot office building on four acres of land. The building was sold to an unaffiliated third party for approximately $9.9 million. After payment of expenses and retirement of $5.2 million of mortgage debt, the Company realized proceeds of $3.5 million. Under the terms of a further loan agreement, such proceeds will be utilized to repay debt on the next scheduled repayment date in the third quarter of 2000. The Company will lease back approximately 10,342 square feet in the office building from the buyer in the form of two leases for 7,000 square feet and 3,342 square feet each. The lease for 7,000 square feet will expire on June 26, 2002, and the lease for 3,342 square feet will expire on September 30, 2000.

        During 1996 the Company entered into agreements (the "Agreements") to acquire the patent rights relating to the Cellular Palletwide Container ("CPC"), the Slimwall CPC and the intellectual property of Cargo Unit Containers Limited from a third party (the "Seller"). Under the terms of the intellectual property agreement (the "Agreement"), it was agreed that royalties received by the Company as defined in the Agreement would be shared equally between the Company and the Seller. In April 2000, the Company entered into a further agreement which provided that in consideration for the sum of $1 million, the Company would fully discharge any liabilities for accrued royalties, acquire any right, title and interest as the Seller may have to receive royalties in the future and acquire all residual rights as the Seller had or may have had under the Agreements. In accordance with the agreed installment payment plan, the Company paid $0.5 million in the second quarter of 2000 and will make further payments of $0.3 million in September 2000 and $0.2 million in December 2000. The April 2000 agreement was not significant to the Company's current period operations or financial position as approximately $1 million had been accrued as amounts due to the Seller in previous periods in accordance with the Agreements.

                                THE CRONOS GROUP

ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Interest rate risk: Outstanding borrowings are subject to interest rate risk. Approximately 73% and 70% of total borrowings had floating interest rates at June 30, 2000, and December 31, 1999, respectively.

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


                           PART II --OTHER INFORMATION


ITEM 1 -- LEGAL PROCEEDINGS

        DISPUTE WITH THE CONTRIN GROUP

        Approximately 2% (measured in TEUs) of the Company's fleet of managed containers is owned by members of the Contrin Group. The Company is in a dispute with Contrin over funds that Contrin claims to have remitted to Cronos for the purchase of containers. Contrin claims that in 1994 it transmitted $2.6 million to Cronos for the purchase of containers. The Company did not receive these funds and believes that the funds were diverted to an account controlled by Mr. Palatin, and that this was known or should have been known by Contrin. The Company also believes that the bank that received the funds, Barclays Bank, PLC ("Barclays"), is at fault.

        On September 9, 1999, Contrin's Luxembourg counsel advised the Company that Contrin would institute proceedings for the recovery of the $2.6 million against Cronos, together with accrued interest. On August 8, 2000, Contrin, through its affiliate, Contrin Worldwide Container Leasing GmbH, filed an action in the Luxembourg District Court against the Company, seeking recovery of $2.6 million, together with interest and costs. The Company intends to contest Contrin's claims, but is unable to predict the outcome of the dispute.

        To preserve its rights of indemnity in the face of Contrin's claims, on June 1, 2000, the Company filed a protective claim in the High Court of Justice, London, England, against Mr. Palatin and his wife. By its claim, the Company seeks to establish that the Palatins are liable to the Company for any liability which the Company may have to Contrin arising out of the 1994 transfers. The Company is currently in the process of effecting service of the claim on the Palatins, who are residents of Austria. Now that Contrin has instituted its action in Luxembourg, the Company intends to prosecute vigorously its claims of indemnity against the Palatins.

        On July 13, 2000, the Company also filed a protective claim against Barclays in the High Court of Justice, London, England. By its claim, the Company seeks a declaration that Barclays is liable to the Company for $2.6 million, plus interest and costs, arising out of Contrin's 1994 transfers to an account with Barclays in the name of Ms. Palatin. By an agreement entered into with Barclays, dated June 30, 2000, the Company agreed to stay the prosecution of its claim against Barclays, and to prosecute the claim only if and when proceedings relating to the matter are instituted by Contrin against the Company. Barclays in turn undertook to search for and preserve documents which appear to be material to the potential claim by Contrin against the Company. Now that Contrin has instituted proceedings in Luxembourg, the Company intends to prosecute vigorously its claims of indemnity against Barclays.

                                THE CRONOS GROUP

        COLLECTION OF PALATIN NOTES

        In October 1999, the Company brought an action against Mr. Palatin, in the Supreme Court of the State of New York, for payment of the remaining balances due under two promissory notes, both dated July 14, 1997 (the "Palatin Notes"), by and between a subsidiary of the Company, as payee ("Payee"), and Mr. Palatin, as payor. The original principal amount of the Palatin Notes was $9.6 million. Mr. Palatin made no payments under the Palatin Notes, which were due on October 31 and December 31, 1997, respectively. The amounts due under the Palatin Notes were reduced by $5.3 million as a result of the sale, on or about June 21, 1999, of 1,463,636 shares of Common Stock of the Company by certain of the Company's lenders (the indebtedness of the Company to the lenders was reduced by a like amount). The shares had been acquired by the banks by pledge from the Company to secure, in part, indebtedness owed by the Company to the banks. As a result of the sale of the shares, Mr. Palatin owed the Company, at the time the Company filed its complaint in New York Supreme Court, $6.2 million in principal under the Palatin Notes.

        Mr. Palatin did not respond to the Company's lawsuit, and on February 8, 2000, the Supreme Court of the State of New York entered its default judgment against Mr. Palatin in the amount of $6.6 million.

        The Payee currently is pursuing execution of the judgment against Mr. Palatin's beneficial ownership of the Common Shares of the Company. According to filings made with the SEC by the shareholder of Klamath Enterprises S.A. ("Klamath"), Mr. Palatin is the beneficial owner of the 1,793,798 outstanding shares of Common Stock of the Company owned of record by Klamath (the "Klamath Shares"). On February 28, 2000, the Payee obtained a preliminary injunction order from the Superior Court of the Commonwealth of Massachusetts, Norfolk County, against Mr. Palatin and against the Company's transfer agent, EquiServe Limited Partnership, preliminarily enjoining them from selling, transferring, assigning, or otherwise encumbering, disposing of, or diminishing the value of the Klamath Shares. On or about June 28, 2000, the Payee filed a second amended complaint with the court, seeking to add, as a party defendant, Klamath. Payee has scheduled a hearing, for October 17, 2000, on its motion seeking a preliminary injunction enjoining Klamath, as record owner of the Klamath Shares, from selling, encumbering, or disposing of such Shares, and enjoining Klamath from attending meetings of shareholders of the Company or voting its common shares on matters put to the shareholders of the Company. Payee is currently attempting to effect service on Klamath upon its agent resident in Switzerland.

        The Company is also pursuing an attachment order in the Swiss courts against the individual the Company believes is the record owner of the outstanding shares of Klamath, precluding him from transferring the shares of Klamath or the Common Shares of the Company owned by Klamath.

        The objective of the Company is to satisfy the judgment obtained by the Payee against Mr. Palatin by a transfer of the common shares beneficially owned in the Company by Mr. Palatin to the Payee or by a liquidation of the shares in an amount sufficient to fully discharge the judgment. The Company is unable to predict whether it will succeed in achieving this objective.

        THE SEC'S NOVEMBER 15, 1999 CEASE-AND-DESIST ORDER

        As the Company has previously reported, on November 15, 1999, the Company consented to the entry by the SEC of an administrative cease-and-desist order (the "Order"). Without admitting or denying the findings made by the SEC in the Order, the Company agreed to cease and desist from committing or causing any future violation of certain antifraud, reporting, record keeping, and internal control provisions of the Federal securities laws. The SEC's investigation of the Company began in February 1997 and was triggered by the actions of Mr. Palatin. Cronos' Board removed Mr. Palatin as CEO in May 1998 and, in July 1998, Mr. Palatin resigned from the Board. While Mr. Palatin is no longer an officer or director of the Company, he continues to control approximately 20% of the outstanding common shares of the Company.

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

                                THE CRONOS GROUP

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

        THE SEC'S PROCEEDINGS AGAINST MESSRS. PALATIN, WEISSENBERGER, AND FRIEDBERG

        On August 8, 2000, the SEC filed a civil injunctive action against Mr. Palatin in the United States District Court for the District of Columbia. The SEC alleges in its complaint many of the same facts it found in its Cease-and-Desist Order entered against the Company, described above. The SEC seeks an order permanently enjoining Mr. Palatin from violating the antifraud, reporting, books and records, and other provisions of the Federal securities laws, and permanently barring him from serving as an officer or director of a public company. The Company is not named as a defendant in the SEC's injunctive action against Mr. Palatin.

        Separately, the SEC, on August 8, 2000, instituted administrative cease-and-desist proceedings against Rudolf J. Weissenberger, a former director, chairman, and chief executive officer of the Company, and Dr. Friedberg. Mr. Weissenberger served as a director (and later Chairman) of the Company from February 1997 through March 1999, and as Chief Executive Officer of the Company from May 1998 until December 1998. According to a form he has filed with the SEC, Mr. Weissenberger holds, directly or indirectly, shares of Common Stock of the Company representing approximately 6.3% of the Company's outstanding Common Stock. Dr. Friedberg served as a director of the Company from January 1997 through March 1999.

        Without admitting or denying the SEC's findings, Mr. Weissenberger consented to an order compelling him to cease-and-desist from causing violations, or any future violations, of the reporting provisions of the Federal securities laws. The Commission found that Mr. Weissenberger was a cause of the Company's violations of the reporting provisions of the Federal securities laws in its 1996 Annual Report on Form 20-F. Dr. Friedberg, without admitting or denying the Commission's findings, consented to an order compelling him to cease-and-desist from causing violations, or any future violations, of the antifraud and reporting provisions of the Federal securities laws. The SEC found that Dr. Friedberg was a cause of the Company's violations of the antifraud and reporting provisions of the Federal securities laws in its 1996 Annual Report on Form 20-F and its Forms 6-K filed with the SEC in 1997.

                                THE CRONOS GROUP

ITEM 2 -- CHANGES IN SECURITIES AND USE OF PROCEEDS


        Not applicable

ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES

        Not applicable

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable

ITEM 5 -- OTHER INFORMATION

        Not applicable

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

Number     Description
------     -----------
10.2         Agreement for the Sale and Purchase of Orchard Lea, Berkshire,
               England.

27           Financial Data Schedule.

(b)     Reports on Form 8-K

Not applicable.

                                THE CRONOS GROUP

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                THE CRONOS GROUP


SIGNATURE                 TITLE                                           DATE
By  /s/ P. J. Younger     Director, Executive Vice President,             August 9, 2000
    Peter J. Younger      Chief Financial Officer
                          and Chief Accounting Officer
                          (Principal Financial and Accounting Officer)

                                THE CRONOS GROUP

                                  EXHIBIT INDEX

Number       Exhibit                                                               Page
------       -------                                                               ----
10.2         Agreement for the Sale and Purchase of Orchard Lea, Berkshire,         20
             England.

27           Financial Data Schedule                                                29