Form 10-Q
period 2000-09-30
CRONOS GROUP
filed 2000-11-14
CIK 919869

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

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM: ---------- TO ----------.

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

     The number of Common Shares outstanding as of November 8, 2000:

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

                                THE CRONOS GROUP

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
PART I -- FINANCIAL INFORMATION.............................    1
  Item 1 -- Financial Statements............................    1
     Management Representation..............................    1
     Condensed Consolidated Statements of Income............    2
     Condensed Consolidated Balance Sheets..................    3
     Condensed Consolidated Statements of Cash Flows........    4
     Condensed Consolidated Statements of Shareholders'
      Equity................................................    5
     Notes to the Condensed Consolidated Financial
      Statements............................................    6
  Item 2 -- Management's Discussion and Analysis of
     Financial Condition and Results of Operations..........   10
     General................................................   10
     Three Months Ended September 30, 2000 Compared to Three
      Months Ended September 30, 1999.......................   11
     Nine Months Ended September 30, 2000 Compared to Nine
      Months Ended September 30, 1999.......................   12
     Liquidity and Capital Resources........................   13
  Item 3 -- Quantitative and Qualitative Disclosures about
     Market Risk............................................   14
PART II -- OTHER INFORMATION................................   14
  Item 1 -- Legal Proceedings...............................   14
  Item 2 -- Changes in Securities and Use of Proceeds.......   16
  Item 3 -- Defaults Upon Senior Securities.................   16
  Item 4 -- Submission of Matters to a Vote of Security
     Holders................................................   16
  Item 5 -- Other Information...............................   16
  Item 6 -- Exhibits and Reports on Form 8-K................   16

                                THE CRONOS GROUP

                        PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

MANAGEMENT REPRESENTATION

     The unaudited condensed consolidated interim financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.

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

                                THE CRONOS GROUP

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED     NINE MONTHS ENDED
                                                      SEPTEMBER 30,          SEPTEMBER 30,
                                                    ------------------    --------------------
                                                     2000       1999        2000        1999
                                                    -------    -------    --------    --------
Gross lease revenue...............................  $35,083    $32,307    $103,294    $ 99,139
Commissions, fees and other income:
  -- US Limited Partnerships......................      325        334         990       1,020
  -- Unrelated parties............................      970      1,665       3,479       4,267
Gain on sale of investment:
  -- gain on conversion of investment.............      461        613       1,502         613
  -- realized holding gain........................       --        587       2,129         587
                                                    -------    -------    --------    --------
          Total revenues..........................   36,839     35,506     111,394     105,626
                                                    -------    -------    --------    --------
Direct operating expenses.........................    7,068      7,365      20,989      23,228
Payments to container owners:
  -- US Limited Partnerships......................    6,627      6,131      19,607      18,666
  -- Other container owners.......................   11,499     10,297      33,741      29,535
Depreciation and amortization.....................    3,941      3,991      11,886      12,376
Selling, general and administrative expenses......    4,692      4,175      13,110      12,314
Interest expense..................................    2,218      2,288       7,004       8,444
                                                    -------    -------    --------    --------
          Total expenses..........................   36,045     34,247     106,337     104,563
                                                    -------    -------    --------    --------
Income before income taxes........................      794      1,259       5,057       1,063
Income taxes......................................      158         --         709          --
                                                    -------    -------    --------    --------
Net income........................................      636      1,259       4,348       1,063
Other comprehensive income, net of tax--
  Unrealized holding loss on available for sale
     securities...................................     (366)        --        (863)         --
                                                    -------    -------    --------    --------
Comprehensive income..............................  $   270    $ 1,259    $  3,485    $  1,063
                                                    =======    =======    ========    ========
Net income per common share (basic and diluted)...  $  0.07    $  0.14    $   0.47    $   0.12
                                                    =======    =======    ========    ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                THE CRONOS GROUP

                     CONDENSED CONSOLIDATED BALANCE SHEETS
           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2000             1999
                                                              -------------    ------------
                                                               (UNAUDITED)
Cash and cash equivalents...................................    $  7,755         $  8,701
Amounts due from lessees (net)..............................      28,090           26,739
Amounts receivable from container owners....................      12,129            9,147
New container equipment for resale..........................      14,754            2,535
Net investment in direct finance leases.....................         210            1,090
Investments.................................................         676            1,707
Container equipment (net)...................................     139,365          137,547
Building and other equipment (net)..........................       1,080           11,807
Cash deposits (restricted)..................................       1,531               --
Intangible assets...........................................      12,873           13,405
Other assets including prepayments..........................      17,886           19,189
                                                                --------         --------
          Total assets......................................    $236,349         $231,867
                                                                ========         ========

                           LIABILITIES AND SHAREHOLDERS' EQUITY

Amounts payable to container owners.........................    $ 25,056         $ 26,620
Amounts payable to container manufacturers..................      20,122            3,609
Other amounts payable and accrued expenses..................      16,783           13,799
Debt and capital lease obligations..........................      94,456          109,978
Current and deferred income taxes...........................       7,401            7,058
Deferred income and unamortized acquisition fee.............       8,676           10,433
                                                                --------         --------
          Total liabilities.................................     172,494          171,497
                                                                --------         --------

                                   SHAREHOLDERS' EQUITY

Common shares...............................................      18,317           18,317
Additional paid-in capital..................................      49,928           49,928
Share subscriptions receivable..............................         (82)             (82)
Accumulated other comprehensive income, net of tax..........         414            1,277
Accumulated deficit.........................................      (4,722)          (9,070)
                                                                --------         --------
          Total shareholders' equity........................      63,855           60,370
                                                                --------         --------
          Total liabilities and shareholders' equity........    $236,349         $231,867
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

                                THE CRONOS GROUP

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Net cash provided by operating activities...................  $ 13,615    $  8,874
                                                              --------    --------
Investing activities
Purchase of container and other equipment...................    (2,339)       (304)
Proceeds from sale of building..............................     8,732          --
Proceeds from sales of container and other equipment........     1,315      19,553
Proceeds from sale of investment............................       764          --
Proceeds from sale of investment in finance lease
  equipment.................................................        --       1,000
Proceeds from release of escrow deposits....................     1,245          --
                                                              --------    --------
Net cash provided by investing activities...................     9,717      20,249
                                                              --------    --------
Financing activities
Proceeds from issuance of debt..............................     1,956      50,208
Repayments of term debt and capital lease obligations.......   (24,703)    (80,443)
Cash deposits (restricted)..................................    (1,531)         --
                                                              --------    --------
Net cash used in financing activities.......................   (24,278)    (30,235)
                                                              --------    --------
Net decrease in cash and cash equivalents...................      (946)     (1,112)
Cash and cash equivalents at beginning of period............     8,701       9,281
                                                              --------    --------
Cash and cash equivalents at end of period..................  $  7,755    $  8,169
                                                              ========    ========
Supplementary disclosure of cash flow information:
Cash paid during the period for:
  -- interest...............................................  $  6,317    $  8,519
  -- income taxes...........................................       747         483
Cash received during the period for:
  -- interest...............................................       550         416
Non-cash activities:
  -- container equipment acquired under capital lease.......     6,080       1,257
  -- container equipment/amounts payable to container
     manufacturers..........................................     5,051          --
  -- capital lease/amounts payable to container
     manufacturers..........................................     1,145          --
  -- reduction of debt/other amounts receivable from related
     parties................................................        --       5,279

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                THE CRONOS GROUP

           CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                        ACCUMULATED
                                          ADDITIONAL       SHARE           OTHER         RETAINED                       TOTAL
                                COMMON     PAID-IN     SUBSCRIPTIONS   COMPREHENSIVE     EARNINGS     ACCUMULATED   SHAREHOLDERS'
                                SHARES     CAPITAL      RECEIVABLE        INCOME       UNRESTRICTED     DEFICIT        EQUITY
                                -------   ----------   -------------   -------------   ------------   -----------   -------------
Balance, December 31, 1999....  $18,317    $49,928         $(82)          $1,277          $1,832       $(10,902)       $60,370
Net income....................                                                                            4,348          4,348
Change in unrealized holding
  gain on available for sale
  securities, net of tax......                                              (863)                                         (863)
                                -------    -------         ----           ------          ------       --------        -------
Balance, September 30, 2000...  $18,317    $49,928         $(82)          $  414          $1,832       $ (6,554)       $63,855
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

     The Company's accounting records are maintained in United States dollars and the condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

 2. OPERATING SEGMENT DATA

     Condensed segment information is provided in the tables below:

                                                            OTHER
                                           US LIMITED     CONTAINER      OWNED
                                          PARTNERSHIPS     OWNERS      CONTAINERS     TOTAL
                                          ------------    ---------    ----------    --------
Three months ended September 30, 2000
  Gross lease revenue...................    $10,768        $15,836      $  8,479     $ 35,083
  Operating profit before indirect
     items..............................      1,823          1,860         1,531        5,214
  Operating profit......................        532            571           826        1,929
  Segment assets........................     17,263         16,986       161,379      195,628
Three months ended September 30, 1999
  Gross lease revenue...................    $10,629        $14,063      $  7,615     $ 32,307
  Operating profit before indirect
     items..............................      1,967          1,214         1,331        4,512
  Operating profit......................        375             89           651        1,115
  Segment assets........................     19,859         20,048       160,655      200,562
Nine months ended September 30, 2000
  Gross lease revenue...................    $32,790        $46,353      $ 24,151     $103,294
  Operating profit before indirect
     items..............................      6,255          5,343         4,064       15,662
  Operating profit......................      2,103          1,248         1,888        5,239
  Segment assets........................     17,263         16,986       161,379      195,628
Nine months ended September 30, 1999
  Gross lease revenue...................    $33,162        $41,841      $ 24,136     $ 99,139
  Operating profit before indirect
     items..............................      6,488          4,316         2,635       13,439
  Operating profit......................      1,755            271            73        2,099
  Segment assets........................     19,859         20,048       160,655      200,562

     Reconciliation of operating profit for reportable segments to income before income taxes:

                                               THREE MONTHS ENDED     NINE MONTHS ENDED
                                                  SEPTEMBER 30,         SEPTEMBER 30,
                                               -------------------    ------------------
                                                 2000       1999       2000       1999
                                               --------    -------    -------    -------
Operating profit.............................  $ 1,929     $1,115     $ 5,239    $ 2,099
Gain on sale of investment...................      461      1,200       3,631      1,200
Selling, general and administrative
  expenses...................................   (1,418)      (885)     (3,279)    (1,724)
Amortization of intangibles..................     (178)      (171)       (534)      (512)
                                               -------     ------     -------    -------
Income before income taxes...................  $   794     $1,259     $ 5,057    $ 1,063
                                               =======     ======     =======    =======

                                THE CRONOS GROUP

           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

 3. EARNINGS PER COMMON SHARE (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The components of basic and diluted net income per share were as follows:

                                       THREE MONTHS ENDED          NINE MONTHS ENDED
                                         SEPTEMBER 30,               SEPTEMBER 30,
                                    ------------------------    ------------------------
                                       2000          1999          2000          1999
                                    ----------    ----------    ----------    ----------
Net income available for common
  shareholders....................  $      636    $    1,259    $    4,348    $    1,063
                                    ----------    ----------    ----------    ----------
Average outstanding shares of
  common stock....................   9,158,378     9,058,378     9,158,378     8,925,045
Dilutive effect of:
  Executive officer common share
     options......................      27,674            --        38,583            --
  Warrants........................      16,997            --        24,328            --
  1999 stock option plan..........          --            --         6,871            --
                                    ----------    ----------    ----------    ----------
Common stock and common stock
  equivalents.....................   9,203,049     9,058,378     9,228,160     8,925,045
                                    ----------    ----------    ----------    ----------
Basic and diluted net income per
  share...........................  $     0.07    $     0.14    $     0.47    $     0.12
                                    ==========    ==========    ==========    ==========

 4. AMOUNTS RECEIVABLE FROM CONTAINER OWNERS

     Amounts receivable from container owners include amounts due from related parties of $8.3 million and $5.9 million at September 30, 2000 and December 31, 1999, respectively.

 5. INVESTMENTS

     Investments include investments in related parties, which comprise general partnership investments and further limited partnership investments in ten sponsored funds. These general and limited partnership investments are accounted for on the equity method. The subsidiary of the Company that acts as a general partner maintains insurance for bodily injury, death and property damage for which a partnership may be liable, and may be contingently liable for uninsured obligations of the partnerships.

     The net investment in US Limited Partnerships was $0.08 million and $0.03 million at September 30, 2000 and December 31, 1999, respectively.

 6. CONTAINER EQUIPMENT

     Container equipment is net of accumulated depreciation of $74.7 million and $67.6 million at September 30, 2000 and December 31, 1999, respectively.

 7. AMOUNTS PAYABLE TO CONTAINER OWNERS

     Amounts payable to container owners include amounts payable to related parties of $12.1 million and $12.3 million at September 30, 2000 and December 31, 1999, respectively.

                                THE CRONOS GROUP

           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

 8. DEBT AND CAPITAL LEASE OBLIGATIONS

     Debt and capital lease obligations include amounts due within twelve months of $17.3 million and $16.6 million at September 30, 2000 and December 31, 1999, respectively.

 9. COMMITMENTS AND CONTINGENCIES (TO BE READ IN CONJUNCTION WITH NOTE 16 TO THE 1999 CONSOLIDATED FINANCIAL STATEMENTS)

     i. Contingencies -- Austrian allegations

     Since 1983, the Company has managed containers for Austrian investment entities sponsored by companies owned or controlled by Contrin Holding S.A., a Luxembourg holding company ("Contrin") and for Contrin itself.

     The Company is in a dispute with Contrin over $2.6 million that Contrin claims was remitted to the Company in 1994 for the purchase of containers, but that the Company did not receive. A former Chairman and Chief Executive Officer of the Company, Stefan M. Palatin, purportedly acknowledged in 1995 the receipt of the $2.6 million for the purchase of containers, but the monies were not deposited into a Company account. Prior to Contrin's allegation that Mr. Palatin had acknowledged receipt of the $2.6 million, the Company's current management had not been aware of Mr. Palatin's purported acknowledgement. In addition, the Company has determined that a distribution of $0.4 million to third party Contrin investors was paid by the Company in December 1994 into the same bank account into which the $2.6 million was apparently deposited.

     In December 1997, further to legal and other consultations, the Company recorded an accrual of $3.4 million relating to the alleged transfer of $2.6 million, the related interest, plus the estimated settlement costs of this and other claims by Contrin. On September 30, 2000, the balance of this accrual was $3.1 million.

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

     Management considers that prudent provision has been made in the financial statements for the matters noted above. There is a reasonable possibility that a material change could occur with respect to these commitments and contingencies within one year of the date of these financial statements. In such an event, management estimates that possible losses could exceed the amount accrued by $1.2 million.

     ii. Contingencies -- TOEMT

     TOEMT, which is currently in liquidation in the United Kingdom, has been separately registered in the same name in both the United Kingdom and the Isle of Man. Over the past year, the Company has become aware that more than one creditor of TOEMT may claim an interest in the distributions made by the

                                THE CRONOS GROUP

           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

Company with respect to the containers owned by TOEMT. At the present time, the Company has insufficient information to evaluate the competing claims or to determine whether the Company may have any liability to the competing creditors for the prior distributions made with respect to the TOEMT containers.

     iii. Contingencies -- Other

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

10. NEW PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") no. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 2000, the FASB issued SFAS no. 138, which amends certain provisions of SFAS 133 to clarify four areas causing difficulties in implementation. The amendment included expanding the normal purchase and sale exemption for supply contracts, permitting the offsetting of certain intercompany foreign currency derivatives and thus reducing the number of third party derivatives, permitting hedge accounting for foreign-currency denominated assets and liabilities, and redefining interest rate risk to reduce sources of ineffectiveness. The Company has appointed a team to implement SFAS 133 on a global basis for the Company. The team has been implementing a SFAS 133 compliant risk management information system, globally educating both financial and non-financial personnel, inventorying embedded derivatives and addressing various other SFAS 133 related issues. The Company will adopt SFAS 133 and the corresponding amendments under SFAS 138 on January 1, 2001. Our SFAS 133 team is currently determining the impact of SFAS 133 on our consolidated results of operations and financial position. This statement should have no impact on consolidated cash flows.

     In December 1999, the staff of the SEC issued Staff Accounting Bulletin ("SAB") no. 101 "Revenue Recognition in Financial Statements". SAB 101 was to have been effective in the first quarter of 2000. During 2000, the Staff of the SEC delayed the implementation date of SAB 101 until no later than the fourth quarter of 2000, for registrants with fiscal years beginning after December 15, 1999. The Company is evaluating the impact, if any, of SAB 101 and does not expect it to have a material impact on its consolidated results of operations or financial position.

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

     The following chart summarizes the composition of the Cronos fleet (based on original equipment cost) at September 30 for each of the periods indicated:

                                                              2000    1999
                                                              ----    ----
US Limited Partnerships.....................................   32%     34%
Other Container Owners......................................   45%     44%
Owned Containers............................................   23%     22%
                                                              ---     ---
          Total.............................................  100%    100%
                                                              ===     ===

     All containers, whether owned or managed, are operated as part of a single fleet. The Company has discretion over which ocean carriers, container manufacturers and suppliers of goods and services it deals with. Since the Company's agreements with the Managed Container Owners meet the definition of leases in Statement of Financial Accounting Standards No. 13, they are accounted for in the Company's financial statements as leases under which the container owners are lessors and the Company is lessee. The agreements with container owners generally provide that the Company will make payments to the container owners based upon the rentals collected from ocean carriers after deducting direct operating expenses and the Company's management fee. The majority of payments to container owners are therefore dependent upon the leasing of the containers by the Company to ocean carriers and the collection of lease rentals. Minimum lease payments on the agreements that have fixed payment terms are presented in Note 13 to the Company's 1999 Consolidated Financial Statements. For the nine months ended September 30, 2000, over 88% of payments to container owners represented agreements under the terms of which the amount due to the container owner was dependent upon the leasing of the containers by the Company to ocean carriers and the collection of lease rentals.

     The following chart summarizes the composition of the Cronos fleet (based on TEU thousands), by equipment type, at September 30:

                                                              2000     1999
                                                              -----    -----
Dry cargo...................................................  372.3    341.7
Refrigerated................................................   12.7     13.9
Cellular palletwide containers ("CPCs").....................    3.3      2.5
Roll-Trailer................................................    2.4      1.9
Tank........................................................    2.0      2.0
Other dry freight specials..................................    3.0      2.6
                                                              -----    -----
          Total fleet.......................................  395.7    364.6
                                                              =====    =====

     During 2000, growth in the volume of containerized trade has improved and this has resulted in increased demand in many locations, but most significantly throughout Asia. In addition, new container prices, as well as interest rates, have been rising from historically low levels. During such times, ocean carriers tend to reduce their capital spending on their owned fleets of containers and increase the quantity of containers leased. Lease rates have generally remained unchanged since the beginning of 2000. Over the course of the last twelve months, the Company's combined per diem rate fell by approximately 5% from the combined rate at September 30, 1999.

                                THE CRONOS GROUP

     In the nine months ended September 30, 2000, inventories of idle equipment decreased in Europe but there has been no appreciable reduction in the US where imports continue to exceed exports. The Company will seek to strengthen utilization by repositioning equipment to locations of greatest demand as well as pursuing leasing opportunities.

     The following chart summarizes the combined utilization of the Cronos fleet (based on approximate original equipment cost) at the dates indicated:

                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                  2000            1999
                                              -------------   -------------
Utilization.................................      77.9%           77.0%

     During the nine months ended September 30, 2000, the Company explored various transactions including a possible merger or sale of the Company. No agreement involving a sale, merger or other transaction was agreed. Non-operating legal and professional expenses were incurred both in the review of these transactions and in connection with legal proceedings relating to the collection of amounts owed by a former Chairman and Chief Executive Officer of the Company and legal proceedings involving Austrian investment entities.

     THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

     Operating profit for the three months ended September 30, 2000, was $1.9 million compared to $1.1 million for the corresponding period of 1999. The increase was primarily due to higher management fees from managed container owners of $0.7 million together with higher net lease revenue on owned containers of $0.7 million and was partly offset by a $0.7 million reduction in commissions, fees and other income.

     Gross lease revenue of $35.1 million in the three months ended September 30, 2000, was $2.8 million, or 8.6% higher, than in the corresponding period of 1999. The increase was due to a larger fleet size and improved utilization and was partly offset by lower per diem rates.

     Commissions, fees and other income were $1.3 million in the three months ended September 30, 2000, compared to $2.0 million in the corresponding period in 1999. The decrease was primarily due to a $0.6 million reduction in fee income earned on the sale of dry freight special and other products.

     Gain on sale of investment of $0.5 million in the three months ended September 30, 2000 represents the receipt of cash and the proceeds from the sale of shares, both of which were released to the Company from escrow during the quarter.

     Direct operating expenses were $7.1 million during the three months ended September 30, 2000, a decrease of $0.3 million, or 4%, compared to the corresponding period in 1999. The decrease was due to lower activity related costs of $0.1 million and reduced charges for legal expenses and doubtful accounts of $0.2 million.

     Payments to container owners amounted to $18.1 million during the three months ended September 30, 2000, an increase of $1.7 million, or 10.3%, when compared to the corresponding period in 1999.

     Payments to US Limited Partnerships were $6.6 million in the three months ended September 30, 2000, an increase of $0.5 million, or 8.1%, when compared to the corresponding period in 1999. Increased gross lease revenue and reductions in direct operating expenses, reflecting improved utilization, were partially offset by the effect of lower per diem rates and a smaller container fleet.

     Payments to Other Container Owners were $11.5 million during the three months ended September 30, 2000, an increase of $1.2 million, or 11.7%, when compared to the corresponding period of 1999 as the effects of higher utilization and a larger fleet size more than offset the decline in per diem rates.

     Depreciation and amortization of $3.9 million during the three months ended September 30, 2000, was essentially unchanged from the corresponding period in 1999.

                                THE CRONOS GROUP

     Selling, general and administrative expenses were $4.7 million in the third quarter of 2000, an increase of $0.5 million, or 12.4%, when compared to the corresponding period of 1999. Reductions of $0.1 million each in manpower and information technology expense were more than offset by a $0.7 million increase in non-operating legal and professional costs.

     Interest expense of $2.2 million for the three months ended September 30, 2000, decreased by $0.1 million or 3%, when compared to the corresponding period in 1999. This decrease was due to a lower debt balance together with a lower average interest rate reflecting the effect of debt refinancing during 1999.

     NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

     Operating profit of $5.2 million for the nine months ended September 30, 2000, was $3.1 million higher than for the corresponding period in 1999 due to an increase of $1.2 million in management fees from managed container owners, a decline of $1.4 million in interest expense, a reduction of $0.8 million in allocated selling, general and administrative expenses and a decrease of $0.5 million in depreciation expense which were partly offset by a decline of $0.8 million in commissions, fees and other income.

     Gross lease revenue of $103.3 million in the nine months ended September 30, 2000, was $4.2 million, or 4.2%, higher than in the same period of 1999. This increase can be attributed to the combined effect of increased utilization and a larger fleet size and was partly offset by lower per diem rates.

     Commissions, fees and other income of $4.5 million during the nine months ended September 30, 2000, were $0.8 million, or 15.5%, lower than for the corresponding period in 1999. A $0.3 million gain on the disposal of a property was more than offset by a $0.3 million reduction in acquisition fees, a $0.2 million decrease in finance lease income and a $0.6 million reduction in fee income earned on the sale of dry freight special and other products.

     Gain on sale of investment of $3.6 million in the nine months ended September 2000 represents the receipt of cash and shares, the majority of which were received in connection with post-closing reports and adjustments related to the Agreement and Plan of Merger between Transamerica Corporation and Trans Ocean Limited in 1996.

     Direct operating expenses were $21 million during the nine months ended September 30, 2000, a decrease of $2.2 million, or 9.6%, compared to the corresponding period in 1999. A reduction of $1.6 million in inventory related costs, reflecting a larger on-hire fleet, together with lower activity related costs of $1.5 million more than offset increased charges for doubtful accounts and legal expenses of $0.9 million.

     Payments to container owners increased to $53.3 million during the nine months ended September 30, 2000, an increase of $5.1 million, or 10.7%, compared to the corresponding period in 1999.

     Payments to US Limited Partnerships amounted to $19.6 million during the nine months ended September 30, 2000, an increase of $0.9 million, or 5%, when compared to the corresponding period in 1999. Increased net lease revenue for this segment reflected higher utilization which was partly offset by lower per diem rates and a smaller container fleet.

     Payments to Other Container Owners were $33.7 million for the nine months ended September 30, 2000, an increase of $4.2 million, or 14.2%, when compared to the corresponding period in 1999, as the combined effect of higher utilization and a larger average fleet size more than offset the decrease in per diem rates. The increase in the average fleet size was due to the acquisition of new container equipment as well as transactions involving the sale of equipment from both the US Limited Partnerships and Owned segments to the Other Container Owners segment in the first half of 1999.

     Depreciation and amortization decreased by $0.5 million, or 4%, during the nine months ended September 30, 2000, to $11.9 million due to container sales from the Owned segment to the Other Container Owners segment during 1999. This was partly offset by additions to fixed assets during 2000.

                                THE CRONOS GROUP

     Selling, general and administrative expenses increased to $13.1 million during the nine months ended September 30, 2000, from $12.3 million in the corresponding period of 1999, an increase of $0.8 million or 6.5%. Reductions of $0.9 million and of $0.3 million, respectively, in manpower and information technology costs were more than offset by an increase of $1.7 million in non-operating legal and professional expenses together with an increase of $0.3 million in audit costs, legal fees and other overheads.

     Interest expense of $7 million for the nine months ended September 30, 2000, was $1.4 million, or 17.1% lower, when compared to the corresponding period of 1999. This decrease was due to a lower debt balance together with a lower average interest rate reflecting the effect of debt refinancing during 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Cash from Operating Activities: Net cash provided by operating activities was $13.6 million and $8.9 million during the first nine months of 2000 and 1999, respectively. The net cash generated in 2000 included earnings from operations and a $10.3 million increase in amounts due to container manufacturers. This was partly offset by a $12.2 million increase in new container equipment for resale and a $1.4 million increase in the amounts due from lessees. The amounts payable to container manufacturers will be permanently financed by managed container owners or by the Company using debt and capital lease funding. The net cash generated in 1999 reflected earnings from operations together with the release of $5.6 million of deposits which had been held in escrow, of which $3.2 million was utilized to make payments to third party container owners.

     Cash from Investing Activities: Net cash provided by investing activities was $9.7 million and $20.2 million in the first nine months of 2000 and 1999, respectively. In 2000, the Company generated $10 million in proceeds from the sale of a building and container equipment and received $1.2 million of funds that had been held in an escrow account. The net cash provided in 1999 reflected sales of container equipment to third party container owners.

     Cash from Financing Activities: Net cash used in financing activities was $24.3 million during the first nine months of 2000 compared to $30.2 million in the corresponding period of 1999. During 2000, debt repayments included $2.7 million of proceeds realized on the conversion of investment securities together with $8.7 million of property sale proceeds. In 1999, repayments of debt and capital lease obligations included $20.6 million in short-term debt repayments that were generated from proceeds of container equipment sales.

     CAPITAL RESOURCES

     The Company has placed orders with container manufacturers totalling $8.4 million at September 30, 2000. These orders relate to containers to be purchased for managed container owners or to be financed by the Company using debt and capital lease funding.

     In the nine months ended September 2000, new container additions included $7.2 million of equipment financed by capital leases and $11.2 million of equipment financed by an operating lease.

     During the second quarter of 2000, the Company completed the sale of the head office of its container leasing operations known as Orchard Lea, located west of London, England. Orchard Lea consists of a 22,820 square foot office building on four acres of land. The building was sold to an unaffiliated third party for approximately $9.9 million. After payment of expenses and retirement of $5.2 million of mortgage debt, the Company realized net proceeds of $3.5 million. Under the terms of a further loan agreement, these proceeds were utilized to repay debt on the scheduled repayment date in the third quarter of 2000. The Company leased back approximately 10,342 square feet in the office building from the buyer in the form of two leases for 7,000 square feet and 3,342 square feet each. The lease for 7,000 square feet will expire on June 26, 2002, and the lease for 3,342 square feet expired on September 30, 2000.

                                THE CRONOS GROUP

     During 1996 the Company entered into agreements (the "Agreements") to acquire the patent rights relating to the Cellular Palletwide Container ("CPC"), the Slimwall CPC and the intellectual property of Cargo Unit Containers Limited from a third party (the "Seller"). Under the terms of the intellectual property agreement (the "Agreement"), it was agreed that royalties received by the Company as defined in the Agreement would be shared equally between the Company and the Seller. In April 2000, the Company entered into a further agreement which provided that, in consideration for the sum of $1 million, the Company would fully discharge any liabilities for accrued royalties, acquire any right, title and interest as the Seller may have to receive royalties in the future and acquire all residual rights as the Seller had or may have had under the Agreements. In accordance with the agreed installment payment plan, the Company paid $0.8 million in the nine months to September 30, 2000 and will make a further payment of $0.2 million in December 2000. The April 2000 agreement was not significant to the Company's current period operations or financial position as approximately $1 million had been accrued as amounts due to the Seller in previous periods in accordance with the Agreements.

ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest rate risk: Outstanding borrowings are subject to interest rate risk. Approximately 72% and 70% of total borrowings had floating interest rates at September 30, 2000, and December 31, 1999, respectively.

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

                          PART II -- OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

DISPUTE WITH THE CONTRIN GROUP

     Approximately 2% (measured by TEUs) of the Company's fleet of managed containers is owned by members of the Contrin Group. The Company is in a dispute with Contrin over funds that Contrin claims to have remitted to Cronos for the purchase of containers. Contrin claims that in 1994 it transmitted $2.6 million to Cronos for the purchase of containers. The Company did not receive these funds and believes that the funds were diverted to an account controlled by Mr. Palatin, a former Chairman and Chief Executive Officer of the Company, and that this was known or should have been known by Contrin. The Company also believes that the bank that received the funds, Barclays Bank PLC ("Barclays"), may be at fault.

     On August 8, 2000, Contrin, through its affiliate, Contrin Worldwide Container Leasing GmbH, filed an action in the Luxembourg District Court against the Company, seeking recovery of $2.6 million, together with interest and costs. The Company intends to contest Contrin's claims, but is unable to predict the outcome of the dispute.

     To preserve its rights of indemnity in the face of Contrin's claims, on June 1, 2000, the Company filed a protective claim in the High Court of Justice, London, England, against Mr. Palatin and his wife. By its claim, the Company seeks to establish that the Palatins are liable to the Company for any liability which the Company may have to Contrin arising out of the 1994 transfers. The Palatins, through their counsel, are contesting the jurisdiction of the High Court of Justice over them. The hearing on the Palatins' motion to dismiss the proceeding for lack of jurisdiction is scheduled to be heard on November 27, 2000.

                                THE CRONOS GROUP

     On July 13, 2000, the Company also filed a protective claim against Barclays in the High Court of Justice, London, England. By its claim, the Company seeks a declaration that Barclays is liable to the Company for $2.6 million, plus interest and costs, arising out of Contrin's 1994 transfers to an account with Barclays in the name of Ms. Palatin. By an agreement entered into with Barclays, dated June 30, 2000, the Company agreed to stay the prosecution of its claim against Barclays, and to prosecute the claim only if and when proceedings relating to the matter are instituted by Contrin against the Company. Barclays in turn undertook to search for and preserve documents which appear to be material to the potential claim by Contrin against the Company. Now that Contrin has initiated its action against the Company, the Company intends to pursue an examination of documents from Barclays to evaluate whether the Company can prosecute its claim of indemnity against Barclays.

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

     The Payee currently is pursuing execution of the judgment against Mr. Palatin's beneficial ownership of the Common Shares of the Company. According to filings made with the SEC by the shareholder of Klamath Enterprises S.A. ("Klamath"), Mr. Palatin is the beneficial owner of the 1,793,798 outstanding shares of Common Stock of the Company owned of record by Klamath (the "Klamath Shares"). On February 28, 2000, the Payee obtained a preliminary injunction order from the Superior Court of the Commonwealth of Massachusetts, Norfolk County, against Mr. Palatin and against the Company's transfer agent, EquiServe Limited Partnership, preliminarily enjoining them from selling, transferring, assigning, or otherwise encumbering, disposing of, or diminishing the value of the Klamath Shares. On or about June 28, 2000, the Payee filed a second amended complaint with the court, seeking to add, as a party defendant, Klamath. The Payee is seeking a preliminary injunction enjoining Klamath, as record owner of the Klamath Shares, from selling, encumbering, or disposing of such Shares, and enjoining Klamath from attending meetings of shareholders of the Company or voting its common shares on matters put to the shareholders of the Company.

     The Company has also obtained a preliminary attachment order in the Swiss courts against the individual the Company believes is the record owner of the outstanding shares of Klamath, precluding him from transferring the shares of Klamath or the common shares of the Company owned by Klamath. The record owner of the shares of Klamath has resisted responding to the preliminary attachment order, and a foundation that claims to be independent of Mr. Palatin has asserted in court that it is the exclusive owner of the outstanding shares of Klamath. The Company has prevailed in the trial court and in the court of appeal in its opposition to the foundation's preliminary objection. The Company intends to proceed to trial in the Swiss Courts in an attempt to obtain a judgment ordering transfer of common shares of the Company owned by Klamath to the Payee in satisfaction of the indebtedness owed by Mr. Palatin to the Payee.

                                THE CRONOS GROUP

     The objective of the Company is to satisfy the judgment obtained by the Payee against Mr. Palatin by a transfer of the common shares beneficially owned in the Company by Mr. Palatin to the Payee or by a liquidation of the shares in an amount sufficient to fully discharge the judgment. The Company is unable to predict whether it will succeed in achieving this objective.

PREVIOUS REPORTS

     Investors are referred to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 for the Company's report on the SEC's proceedings against Messrs. Palatin, Weissenberger, and Friedberg, former directors and (in the case of Mr. Palatin and Mr. Weissenberger), former officers of the Company.

ITEM 2 -- CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable

ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES

     Not applicable

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

ITEM 5 -- OTHER INFORMATION

     Not applicable

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

NUMBER                           DESCRIPTION
------                           -----------
  27     Financial Data Schedule.

     (b) Reports on Form 8-K

     Not applicable.

                                THE CRONOS GROUP

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     THE CRONOS GROUP

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                By /s/ P. J. YOUNGER                     Director, Chief Operating    November 8, 2000
  -------------------------------------------------      Officer, Chief Financial
                  Peter J. Younger                     Officer and Chief Accounting
                                                       Officer (Principal Financial
                                                          and Accounting Officer)

                                THE CRONOS GROUP

                                 EXHIBIT INDEX

NUMBER                             EXHIBIT                             PAGE
------                             -------                             ----
  27     Financial Data Schedule.....................................   20