Form 10-K
period 2000-12-31
CRONOS GROUP
filed 2001-03-26
CIK 919869

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

                  For the fiscal year ended: December 31, 2000

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to be best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock of the registrant held by non-affiliates as of March 16, 2001 (Common Shares) was approximately $41,212,701.

     The number of Common Shares outstanding as of March 16, 2001:

                    CLASS                               NUMBER OF SHARES OUTSTANDING
                    -----                               ----------------------------
                    Common                                       9,158,378

     Portions of the following documents have been incorporated by reference into this report.

                          DOCUMENT
                          --------                            PARTS IN WHICH INCORPORATED
Proxy Statement for Annual Meeting to be held in 2001                  Part III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                THE CRONOS GROUP

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
Introductory Note...........................................   ii
                              PART I
Item 1 -- Description of Business...........................    1
Item 2 -- Properties........................................    9
Item 3 -- Legal Proceedings.................................   10
Item 4 -- Submission of Matters to a Vote of Security
  Holders...................................................   11

                             PART II
Item 5 -- Market for the Company's Common Equity and Related
  Stockholder Matters.......................................   12
Item 6 -- Selected Financial Data...........................   12
Item 7 -- Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................   13
Item 7A -- Quantitative and Qualitative Disclosures about
  Market Risk...............................................   20
Item 8 -- Financial Statements and Supplementary Data.......   21
Item 9 -- Changes In and Disagreements With Accountants on
          Accounting and Financial Disclosure...............   21

                             PART III

                             PART IV
Item 14 -- Exhibits, Financial Statement Schedules, and
  Reports on Form 8-K.......................................   23

                               INTRODUCTORY NOTE

     Unless the context indicates otherwise, the "Company" means The Cronos Group and, where appropriate, includes its subsidiaries and predecessors, while "Cronos" or the "Group" means The Cronos Group together with its subsidiaries and predecessors.

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

     An investment in the common shares of the Company involves a high degree of risk. The risks that attend the Company and its business include the following:

          Cronos is heavily dependent upon third parties to supply it with the capital needed to acquire containers; such capital may not be available to the Group to enable it to expand its fleet of containers.

          The Group is in a dispute with a group of container owners who claim that the Group owes it $2.6 million, plus interest and costs.

          The Company settled a Securities and Exchange Commission ("SEC") investigation in November 1999. The Company agreed to cease and desist from committing or causing any future violation of certain antifraud, reporting, record keeping, and internal control provisions of the Federal securities laws.

          The market for the Company's outstanding common shares is not liquid. The Company's four largest groups of shareholders control approximately 60% of its outstanding common shares. For 2000, the average daily trading volume in the Company's shares was 7,153 shares, or approximately 0.08% of the Company's outstanding shares.

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

     Cronos is one of the world's leading lessors (by aggregate TEU capacity) of intermodal marine containers. It owns and manages a fleet of dry cargo, refrigerated, tank and other specialized containers. Through an extensive global network of offices and agents, Cronos leases both its own and other owners' containers to over 450 ocean carriers and transport operators, including all of the 20 largest ocean carriers.

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

     Standard dry cargo containers are rectangular boxes with no moving parts, other than doors and are typically made of steel or aluminum. They are constructed to carry a wide variety of cargoes ranging from heavy industrial raw materials to light-weight finished goods. Specialized containers include, among others, refrigerated containers for the transport of temperature-sensitive goods, tank containers for the carriage of liquid cargo and cellular palletwide containers ("CPCs") with extra width for the carriage of unitized or palletized cargoes. Dry cargo containers currently constitute approximately 87% (in TEU) of the worldwide container fleet. Refrigerated containers and tank containers currently constitute approximately 5% (in TEU) of the worldwide container fleet, with open-tops and other specialized containers constituting the remaining 8%. See "Fleet Profile" below.

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

     The logistical advantages and reduced freight rates brought about by containerization have been major catalysts for world trade growth since the late 1960s, resulting in increased demand for containers. The world's container fleet has grown from an estimated 270,000 TEU in 1969 to approximately 14 million TEU by the end of 2000.

     The container leasing business is cyclical, and depends largely upon the rate of increase in world trade. The container leasing industry has experienced cyclical downturns during the last sixteen years.

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

     MASTER LEASES are short-term leases under which a customer reserves the right to lease a certain number of containers as needed under a general agreement between the lessor and the lessee. Such leases provide customers with greater flexibility by allowing customers to pick-up and drop-off containers where and when needed, subject to restrictions and availability, on pre-agreed terms. The commercial terms of master leases are negotiated annually. Master leases also define the number of containers that may be returned within each calendar month, the return locations and applicable drop-off charges. Due to the increased flexibility they offer, master leases usually command higher per diem rates and generate more ancillary fees (including pick-up, drop-off, handling and off-hire fees) than term leases. Short-term lease agreements have a duration of less than one year and include one-way, repositioning and round-trip leases. Ocean carriers generally use one-way leases to manage trade imbalances (where more containerized cargo moves in one direction than another) by picking up a container in one port and dropping it off at another location after one or more legs of a voyage.

     TERM LEASES are for a fixed period of time and include both long and short-term commitments, with most extending from three to five years. Term lease agreements may contain early termination penalties that apply in the event of early redelivery. In most cases, however, equipment is not returned prior to the expiration of the lease. Term leases provide greater revenue stability to the lessor, but at lower lease rates than master leases. Ocean carriers use long-term leases when they have a need for identified containers for a specified term. They differ from master leases in that they define the number of containers to be leased and the lease term.

     The terms and conditions of the Group's leases provide that customers are responsible for paying all taxes and service charges arising from container use, maintaining the containers in good and safe operating condition while on lease and paying for repairs, excluding ordinary wear and tear, upon redelivery. Some leases provide for a "damage protection plan" whereby lessees, for an additional payment (which may be in the form of a higher per diem rate), are relieved of the responsibility of paying some of the repair costs upon redelivery of the containers. The Group has historically provided this service on a limited basis to selected customers. Repairs provided under such plans are carried out by the same depots, under the same procedures, as are repairs to containers not covered by such plans. Customers are also required to insure leased containers against physical damage, loss and against third party liability for loss, damage, bodily injury or death.

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

                                                      PERCENTAGE OF ON-HIRE FLEET BY LEASE TYPE
                                                   ------------------------------------------------
                                                                                        DRY FREIGHT
                 TYPE OF LEASE                     DRY CARGO    REFRIGERATED    TANK     SPECIALS
                 -------------                     ---------    ------------    ----    -----------
Master.........................................       70%            46%         45%        55%
Term...........................................       24%            51%         55%        44%
Finance........................................        6%             3%          --         1%
                                                     ----           ----        ----       ----
     Total.....................................      100%           100%        100%       100%
                                                     ====           ====        ====       ====

     CUSTOMERS

     Cronos is not dependent upon any particular customer or group of customers. None of the Group's customers accounts for more than 10% of its revenue and the ten largest customers accounted for approximately 47% of the total TEU fleet-on-hire. Substantially all of Cronos' customers are billed and pay in United States dollars.

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

     The Group may be subject to unexpected loss in rental revenue from lessees of its containers that default under their container lease agreements.

     FLEET PROFILE

     Cronos focuses on supplying to its customers high-quality containers, manufactured to specifications that exceed ISO standards and designed to minimize repair and operating costs. Cronos operates primarily dry cargo and refrigerated containers but, since 1993, it has diversified into tanks and other specialized containers. Cronos believes that this fleet diversification enables it to increase business with its customers by supplying a wide range of their equipment requirements.

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

     Cronos' tank containers are constructed in compliance with International Maritime Organization ("IMO") standards and recommendations. The tanks purchased by Cronos to date have all been IMO-1 type tanks constructed to comply with IMO recommendations that require specific pressure ratings and shell thicknesses. These tanks are designed to carry highly-flammable materials, corrosives, toxics and oxidizing substances. They are also capable of carrying non-hazardous materials and foodstuffs. They have a capacity of 21,000-24,000 litres and are generally insulated and equipped with steam or electrical heating.

     Dry freight special containers, a small but growing segment of the world container fleet, include rolltrailers, Cellular Palletwide Containers ("CPCs"), open-top and flatrack containers. Cronos diversified into dry freight specials in 1996, when it acquired Intermodal Leasing AB, a Swedish company with a fleet of approximately 800 rolltrailers, a type of heavy-duty chassis used for moving cargo onto and off ships. Cronos markets this product on a worldwide basis through its network of offices and agents, and has increased its rolltrailer fleet to 2,468 TEU at the end of 2000. Cronos owns the patents of the CPC, a specialized container designed specifically for the carriage of European coastal cargo on "Euro" or "metric" pallets, which allow for side-by-side stowage of pallets that is not possible in a standard ISO container, and therefore increases the load capacity per container. Since 1996, Cronos has added 3,349 TEU of CPCs into its container fleet net of disposals.

     During 2000, the size of the total fleet increased by 29,300 TEU representing new container production of 44,900 TEU net of disposals of 15,600 TEU. Total new container production in 2000 represented an investment of $63.3 million. Approximately $55.6 million, or 88%, of the new container investment related to dry cargo containers. Of the balance of new container purchases, $4.4 million was invested in rolltrailers, $1.9 million was invested in CPCs, and the remaining $1.4 million was invested primarily in flatracks.

                                                         CRONOS CONTAINER FLEET (IN TEU THOUSANDS)
                                                                      AT DECEMBER 31,
                                                         ------------------------------------------
                                                          2000     1999     1998     1997     1996
                                                         ------   ------   ------   ------   ------
Dry Cargo..............................................  375.9    346.6    337.8    345.9    322.0
Refrigerated...........................................   12.5     13.6     14.7     16.0     16.2
CPCs...................................................    3.3      3.1      2.4      2.4       --
Rolltrailer............................................    2.5      1.9      2.2      2.0      1.7
Tank...................................................    2.0      2.0      2.0      2.0      1.7
Other Dry Freight Specials.............................    3.0      2.7      2.3      1.5      1.2
                                                         -----    -----    -----    -----    -----
     Total Fleet.......................................  399.2    369.9    361.4    369.8    342.8
                                                         =====    =====    =====    =====    =====

     PURCHASING POLICY

     Cronos' purchasing policy is driven by market requirements and anticipated future demand, including demand generated by trade growth and the replacement of containers retired from fleets around the world. The Group believes that the worldwide manufacturing capacity for all container types is adequate to meet its current and near-term requirements.

     Cronos purchases dry cargo containers and CPC's from manufacturers in China, Korea and India. Cronos' refrigerated containers were purchased mainly from Korea and China. The related refrigeration units were purchased primarily from Carrier Transicold and Thermo King, the primary suppliers of container refrigeration units in the United States.

     All of the Group's tank containers have been purchased from United Kingdom and South African manufacturers.

     REPAIR AND MAINTENANCE

     All containers are inspected and repaired when redelivered by customers who are obligated to pay for all damage repairs, excluding wear and tear, according to standardized industry guidelines. Depots in major port areas perform repair and maintenance that is verified by independent surveyors or the Cronos technical and operations staff.

     Before any repair or refurbishment is authorized on older containers in the Cronos fleet, the Cronos technical and operations staff review the age, condition and type of container and its suitability for continued leasing. Cronos compares the cost of such repair or refurbishment with the prevailing market resale price that might be obtained for that container and makes the appropriate decision whether to repair or sell the container. Cronos is authorized to make this decision for most of the owners for whom it manages equipment and makes these decisions by applying the same standards to the managed containers as to its own containers.

     MARKET FOR USED CONTAINERS

     Cronos estimates that the period for which a dry cargo or refrigerated container may be used as a leased marine cargo container ranges from 10 to 15 years. Tank containers generally may be used for 12 to 18 years.

     Cronos disposes of used containers in a worldwide market in which buyers include wholesalers, mini-storage operators, construction companies and others. The market for used refrigerated and tank containers is not as stable as the market for used dry cargo containers. Although a used refrigerated container will command a higher price than a dry cargo container, a dry cargo container will achieve a higher percentage of its original price. Historically, the Group has not derived a material proportion of its revenues from selling used containers due to the age profile of its fleet.

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

     In addition, Cronos relies on the services of over 300 independently owned and operated depots around the world to inspect, repair, maintain and store containers while off-hire. The Group's area offices authorize all container movements into and out of the depot and supervise all repairs and maintenance performed by the depot. The Group's technical staff sets the standards for repair of the Cronos fleet throughout the world and monitors the quality of depot repair work. The depots provide a link to the Group's operations, as the redelivery of a container into a depot is the point at which the container is off-hired from one customer and repaired in preparation for re-leasing to the next.

     Cronos' global network is integrated with its computer system and provides 24-hour communication between offices, agents and depots. The system allows Cronos to manage and control its fleet on a global basis, providing Cronos with the responsiveness and flexibility necessary to service the master lease market effectively. This system is an integral part of Cronos' service, as it processes information received from the various offices, generates billings to lessees and generates a wide range of reports on all aspects of the Group's leasing activities. The system records the life history of each container, including the length of time on-hire, repair costs, as well as port activity trends, leasing activity and equipment data per customer. The operations and marketing data is fully interfaced with Cronos' finance and accounting system to provide revenue, cost and asset information to management and staff around the world. Cronos intends to continue to enhance its computer system as needs arise in the future.

     COMPETITION

     Competition among container leasing companies is based upon several factors, including the location and availability of inventory, lease rates, the type, quality and condition of the containers, the quality and flexibility of the service offered and the confidence in and professional relationship with the lessor. Other factors include the speed with which a leasing company can prepare its containers for lease and the ease with which a lessee believes it can do business with a lessor or its local area office. Not all container leasing companies compete in the same market as some supply only dry cargo containers and not specialized containers, while others offer only long-term leases. Cronos has historically targeted three particular markets: the master lease dry cargo container market, the refrigerated container market and the tank container market. In recent years, however, the Group has expanded into other specialized container products and other types of leases.

     Cronos competes with various container leasing companies in the markets in which it conducts business, including Transamerica Leasing, GE Seaco, Triton Container International Ltd., Textainer Corp. and others. Mergers and acquisitions have been a feature of the container leasing industry for over a decade and the leasing market is essentially comprised of three distinct groups: the very large (in TEU terms) market leaders Transamerica Leasing and GE Seaco, who between them, with fleets of around 1.1 million TEU each in mid-2000, control in excess of one third of the total leased fleet; a substantial middle tier of companies possessing fleets in the 250,000 to 900,000 TEU range, and the smaller more specialist fleet operators. In recent years, several major leasing companies, as well as numerous smaller ones, have been acquired by competitors. Cronos believes that the current trend towards consolidation in the container leasing industry will continue, up to a point. There appears to be an upper limit to the size of the optimum fleet, beyond which dis-economies of scale and/or barriers against further market share development become apparent. Furthermore, ocean carriers have a tendency to support a number of lessors simultaneously in order to maximize competition and increase the number of available locations for redelivery of containers. Economies of scale, worldwide operations, diversity, size of fleet and financial strength are increasingly important to the successful operation of a container leasing business. Additionally, as containerization continues to grow, as regions such as China, South America and the Indian sub-continent become ever bigger generators of containerized cargo, customers may demand more flexibility from leasing companies, particularly regarding per diem rates, pick-up and drop-off locations, and the availability of containers.

     In recent years, Cronos and other lessors have developed certain internet based applications. For Cronos, these applications will allow customers access to make on-line product inquiries. The Group is continuing to develop this side of business and will introduce other internet options in the future, including on-line bookings for all products.

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

          2. Other Container Owners ("Other Container Owners"), and

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

     The following chart summarizes the composition of the Cronos fleet (based on original equipment cost) at December 31 of each of the years indicated:

                                                     2000    1999    1998    1997    1996
                                                     ----    ----    ----    ----    ----
US Limited Partnerships............................   31%     33%     34%     35%     38%
Other Container Owners.............................   45%     45%     41%     40%     29%
Owned Containers...................................   24%     22%     25%     25%     33%
                                                     ----    ----    ----    ----    ----
     Total.........................................  100%    100%    100%    100%    100%
                                                     ====    ====    ====    ====    ====

     As of December 31, 2000, no single owner, other than the Group, held more than 13% of the Cronos fleet (based upon original equipment cost).

     All containers, whether owned or managed, are leased as part of a single global fleet, without regard to ownership. No customer generates more than 10% of a segment's revenues or of the total revenues of the Group. The Group evaluates the performance of its operating segments based on operating profit or loss. Substantially all of the Group's lease revenue is earned on containers used in global trade routes. This revenue is deemed to be earned based on the physical location of the containers while on lease. Accordingly, the Group believes that it does not possess discernible geographic reporting segments as defined in Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". See Note 2 to the 2000 Consolidated Financial Statements.

     Segment revenues from external customers, operating profit or loss and total assets are disclosed in the Group's Financial Statements and are incorporated herein by reference.

     US LIMITED PARTNERSHIPS

     Cronos has raised capital through its investment syndication activities since 1979 by the organization and sponsorship of public limited partnership offerings. Cronos has sponsored 16 of these public limited partnerships and has raised over $478 million from over 37,000 investors, providing the means to purchase 181,000 TEU of dry cargo containers, 3,500 TEU of refrigerated containers and 300 TEU of tank containers. A majority of the limited partners in a partnership can remove the general partner, thereby terminating the agreement with Cronos. However, upon any such removal, the general partner is entitled to payment, generally over five years, of the present fair market value of its interest in the partnership.

     Cronos has neither sponsored nor syndicated any limited partnership public offerings in the US since early 1997.

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

     Management and acquisition fees earned by the Group, were $8.3 million, $8.6 million, and $11.3 million for the years ended December 31, 2000, 1999 and 1998, respectively.

     OTHER CONTAINER OWNERS

     In addition to US Limited Partnerships, Cronos manages containers pursuant to agreements negotiated directly with corporations, partnerships and private individuals located in Europe, Asia, the United States and South Africa. Cronos' obligations to investors in the partnerships and the investor programs are substantially similar. The terms of the agreements vary from 1 to 15 years. The agreements generally contain provisions which permit earlier termination under certain conditions upon 60 - 90 days' notice. Under the agreements with Other Container Owners, the container owner can generally terminate the agreement if average payments by Cronos are less than a certain percentage (specified in each agreement) of total capital invested. Cronos believes that early termination is unlikely in normal circumstances.

     These management agreements generally provide compensation to Cronos consisting of management fees of between 5% and 20% of the net lease revenue generated by the containers. Cronos has historically earned an acquisition fee of approximately 2.5% to 5% of the aggregate original equipment cost of the equipment managed for the owners where Cronos has negotiated the purchase of the equipment. In certain cases, an incentive fee may also be earned. Acquisition fees under the investor programs are generally recognized in Cronos' statements of operations over periods ranging from 7 to 15 years, representing the life of the agreements to which they relate.

     Total fees earned by the Group from Other Container Owners were $7.4 million, $5.9 million and $7.4 million for the years ended December 31, 2000, 1999 and 1998, respectively.

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

     OWNED CONTAINERS

     Cronos uses various forms of debt funding to finance its owned fleet including bank loans, private placements, and capital leases. Container ownership provides the Group with the ability to generate lease revenues over the life of the container, matched with relatively fixed costs of interest and depreciation expenses. Most of the Group's long term debt facilities have principal maturities of less than seven years, after which containers financed under such facilities provide increased cash flows. In general, the Group believes that container ownership is more profitable over the life of the container when compared to the corresponding profits generated from container management. However, unlike container management, container ownership can often require an initial cash investment in order to secure cost effective debt financing.

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

     ENVIRONMENTAL

     Countries that are signatories to the Montreal Protocol on the environment agreed in November 1992 to restrict the use of environmentally destructive refrigerants, banning production (but not use) of chlorofluorocarbon compounds ("CFCs") beginning in January 1996. CFCs are used in the operation, insulation and manufacture of refrigerated containers. All of Cronos' refrigerated containers purchased since June 1993 use non-CFC refrigerant gas in the operation and insulation of the containers, although a reduced quantity of CFCs are still used in the container manufacturing process. The replacement refrigerant used in the Group's new refrigerated containers may also become subject to similar governmental regulations. Depending on market pressures and future governmental regulations, certain of the Group's refrigerated containers may require retrofitting with non-CFC refrigerants. Cronos' technical staff have cooperated with refrigeration manufacturers in conducting investigations into the most effective and economical retrofit plan. In the future, the Group may bear the costs related to retrofitting certain of its Owned Containers, which constitute approximately 33% of its total owned refrigerated container fleet. Cronos believes that any such further expenses, should they be required, would not be material to its financial position or results of operations. In addition, refrigerated containers that are not retrofitted may command lower prices in the used container market.

     EMPLOYEES

     As of December 31, 2000, Cronos had 90 employees worldwide; 25 were located in the United States, 48 in Europe and 17 in Asia and Australia combined. None of Cronos' employees is covered by a collective bargaining agreement.

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

ITEM 2 -- PROPERTIES

     In June 2000, Cronos completed the sale of the real property known as Orchard Lea, the head office of its container leasing operations. The property is located west of London, England and was sold to an unaffiliated third party for approximately $9.9 million generating a net gain on disposal of $0.3 million. After payment of expenses and retirement of $5.2 million of mortgage debt, the Group realized proceeds of approximately $3.5 million. Under the terms of a further loan agreement, the Group utilized such proceeds to repay debt. The Group leases back 7,000 square feet in the office building from the buyer in the form of a lease for a full term of 2 years at a market rental rate. Cronos also leases approximately 12,160 square feet of office space (of which approximately 4,260 square feet is sub-let) in San Francisco, California, where its US Limited Partnership activities are based. Cronos also conducts container leasing operations from offices in Iselin, New Jersey; Hamburg; Genoa; Gothenburg; Hong Kong; Singapore and Sydney generally under shorter-term leases of varying durations. The containers owned and managed by Cronos are described under Item
1 -- "Description of Business -- Company Strategy -- Fleet Profile, Operating Segments -- US Limited Partnerships, Other Container Owners and Owned Containers", above. As of December 31, 2000, Cronos owned 60,428 TEU of dry cargo containers 6,226 TEU of refrigerated containers, 3,349 TEU of CPCs, 1,758 TEU of rolltrailers, 729 TEU of tank containers, and 455 TEU of other specialized equipment. As of December 31,

2000, Cronos managed a total of 375,925 TEU of dry cargo containers, 12,496 TEU of refrigerated containers, 3,349 TEU of CPCs, 2,468 TEU of rolltrailers, 2,010 TEU of tank containers, and 2,957 TEU of other specialized equipment.

ITEM 3 -- LEGAL PROCEEDINGS

     DISPUTE WITH THE CONTRIN GROUP

     The Group manages containers for investment entities sponsored by or affiliated with Contrin Holding S.A., a Luxembourg holding company (collectively "Contrin"). Approximately 1% (measured by TEUs) of the Group's fleet of managed containers is owned by Contrin. The Group is in a dispute with Contrin over funds that Contrin claims to have remitted to Cronos for the purchase of containers. Contrin claims that in 1994 it transmitted $2.6 million to Cronos for the purchase of containers. The Group did not receive these funds and believes that the funds were diverted to an account controlled by Stefan M. Palatin, a former Chairman and Chief Executive Officer of the Group, and that this was known or should have been known by Contrin. The Group also believes that the bank that received the funds, Barclays Bank PLC ("Barclays"), may be at fault.

     On August 8, 2000, Contrin, through its affiliate, Contrin Worldwide Container Leasing GmbH, filed an action in the Luxembourg District Court against the Group, seeking recovery of $2.6 million, together with interest and costs. On January 10, 2001, the Group responded to Contrin's complaint, requesting that the District Court dismiss the proceeding for lack of jurisdiction over the dispute. The Group intends to contest Contrin's claims, on the merits, if its motion to dismiss is not granted, but is unable to predict the outcome of the dispute.

     To preserve its rights of indemnity in the face of Contrin's claims, the Group, on June 1, 2000, filed a protective claim in the High Court of Justice, London, England, against Mr. Palatin and his wife. By its claim, the Group seeks to establish that the Palatins' are liable to the Group for any liability, which the Group may have to Contrin arising out of the 1994 transfers. The Palatins', through their counsel, are contesting the jurisdiction of the High Court of Justice over them. The hearing on the Palatins' motion to dismiss the proceeding for lack of jurisdiction is scheduled to be heard on April 6, 2001.

     On July 13, 2000, Cronos also filed a protective claim against Barclays in the High Court of Justice, London, England. By its claim, the Group seeks a declaration that Barclays is liable to the Group for $2.6 million, plus interest and costs, arising out of Contrin's 1994 transfer to an account with Barclays in the name of Ms. Palatin. Now that Contrin has initiated its action against the Group, the Group is pursuing an examination of documents from Barclays to evaluate whether Cronos can prosecute its claim of indemnity against Barclays.

     COLLECTION OF PALATIN NOTES

     In October 1999, the Company brought an action against Mr. Palatin in the Supreme Court of the State of New York, for payment of the remaining balances due under two promissory notes, both dated July 14, 1997 (the "Palatin Notes"), by and between a subsidiary of the Company, as payee ("Payee"), and Mr. Palatin, as payor. The original principal amount of the Palatin Notes was $9.6 million. Mr. Palatin made no payments under the Palatin Notes, which were due on October 31 and December 31, 1997, respectively. The amounts due under the Palatin Notes were reduced by $5.3 million as a result of the sale, on or about June 21, 1999, of 1,463,636 common shares of the Company by certain of the Company's lenders (the indebtedness of the Company to the lenders was reduced by a like amount). The shares had been acquired by the banks by pledge from the Company to secure, in part, indebtedness owed by the Company to the banks. As a result of the sale of the shares, Mr. Palatin owed the Company, at the time the Company filed its complaint in New York Supreme Court, $6.2 million in principal and $0.4 million in interest under the Palatin Notes.

     Mr. Palatin did not respond to the Company's lawsuit, and on February 8, 2000, the Supreme Court of the State of New York entered its default judgment against Mr. Palatin in the amount of $6.6 million. The

Payee currently is pursuing execution of the judgment against Mr. Palatin's beneficial ownership of the common shares of the Company. According to filings made with the SEC by the shareholder of Klamath Enterprises S.A. ("Klamath"), Mr. Palatin is the beneficial owner of the 1,793,798 outstanding common shares of the Company owned of record by Klamath (the "Klamath Shares"). On February 28, 2000, the Payee obtained a preliminary injunction order from the Superior Court of the Commonwealth of Massachusetts, Norfolk County, against Mr. Palatin and against the Company's transfer agent, Fleet National Bank c/o EquiServe, L.P. as service agent, preliminarily enjoining them from selling, transferring, assigning, or otherwise encumbering, disposing of, or diminishing the value of the Klamath Shares. On or about June 28, 2000, the Payee filed a second amended complaint with the court, seeking to add, as a party defendant, Klamath. The Payee is seeking a preliminary injunction enjoining Klamath, as record owner of the Klamath Shares, from selling, encumbering, or disposing of the Klamath Shares, and enjoining Klamath from attending meetings of shareholders of the Company or voting its common shares on matters put to the shareholders of the Company. The Payee has also filed its motion for entry of default against Mr. Palatin and Klamath, seeking a default judgment against the defendants and an order directing the Company's transfer agent to transfer ownership of the Klamath shares to Payee, in satisfaction of the New York State judgment obtained by Payee against Mr. Palatin. A hearing on the Company's motion for default judgment has yet to be set by the Court.

     The Company has also obtained a preliminary attachment order in the Swiss courts against the individual the Company believes is the record owner of the outstanding shares of Klamath, precluding him from transferring the shares of Klamath or the common shares of the Company owned by Klamath. A foundation that claims to be independent of Mr. Palatin has asserted in court that it is the beneficial owner of the outstanding shares of Klamath. The Company has prevailed in the trial court and in the court of appeal in its opposition to the foundation's preliminary objection. The Company intends to proceed to trial in the Swiss Courts in an attempt to obtain a judgment ordering transfer of the common shares of the Company owned by Klamath to the Payee in satisfaction of the indebtedness owed by Mr. Palatin to the Payee.

     The objective of the Company is to satisfy the judgment obtained by the Payee against Mr. Palatin by a transfer of the common shares beneficially owned in the Company by Mr. Palatin to the Payee or by a liquidation of the shares in an amount sufficient to fully discharge the judgment. The Company is unable to predict whether it will succeed in achieving this objective.

     PREVIOUS REPORTS

     Investors are referred to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 for the Company's report on the SEC's proceedings against Mr. Palatin and the cease-and-desist orders consented to by Messrs. Weissenberger and Friedberg, former directors and (in the case of Mr. Palatin and Mr. Weissenberger) former officers of the Company.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its 2000 annual meeting of shareholders on January 10, 2001, in Luxembourg. At the meeting, two directors were elected, and the Company's Non-Employee Directors' Equity Plan and the appointment of Deloitte Touche Tohmatsu (Deloitte & Touche SA) as the Company's independent auditors for the 2000 fiscal year were approved. For a complete report on the matters submitted to a vote of the shareholders, see the Company's Current Report on Form 8-K, dated January 10, 2001.

                                    PART II

ITEM 5 -- MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of March 16, 2001, there were outstanding 9,158,378 common shares. They were held of record by approximately 415 holders.

     Prior to December 1995, there was no trading market for the Company's common shares. Subsequent to the Company's Public Offering, the common shares were quoted and traded over-the-counter on the NASDAQ National Market System under the symbol "CRNSF". In March 1999, the Company announced that it would comply with the reporting requirements applicable generally to US public companies and would therefore trade under the symbol "CRNS". There is no trading market for the common shares outside the United States. The table below shows the high and low reported closing prices for the common shares on the NASDAQ National Market System for the last two years for the quarterly periods ending on the dates indicated. Closing prices are market quotations and reflect inter dealer prices, without retail mark up, mark down or commission and may not necessarily represent actual transactions.

                                                                PRICE RANGE
                                                              ----------------
                                                               HIGH      LOW
                                                              ------    ------
March 31, 1999..............................................  $5.938    $4.125
June 30, 1999...............................................  $4.875    $3.500
September 30, 1999..........................................  $4.625    $3.500
December 31, 1999...........................................  $5.625    $4.563
March 31, 2000..............................................  $6.875    $5.000
June 30, 2000...............................................  $5.375    $4.375
September 30, 2000..........................................  $5.313    $4.500
December 31, 2000...........................................  $5.125    $3.875

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

ITEM 6 -- SELECTED FINANCIAL DATA

     The following table sets forth consolidated financial information for the Group as of and for the periods noted. The balance sheet and statement of operations data for each of the five years for the period ended December 31, 2000, have been derived from the Consolidated Financial Statements of the Company. The table should be read in conjunction with Item 7 -- "Management's Discussion and Analysis of Financial

Condition and Results of Operations" and the 2000 Consolidated Financial Statements and related notes thereto included elsewhere in this Annual Report.

                                                                            YEAR ENDED DECEMBER 31,
                                                              ----------------------------------------------------
                                                                2000       1999       1998       1997       1996
                                                              --------   --------   --------   --------   --------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Gross lease revenue.........................................  $137,605   $132,140   $157,546   $160,848   $154,011
Commissions, fees and other operating income................     5,026      5,949      4,955      5,545      7,460
Interest income.............................................       877      1,011      1,154        861      1,333
Equity in earnings of affiliates............................        --         --         --         --      1,397
Gain on sale of investment..................................     3,631      1,278         --        321      5,260
                                                              --------   --------   --------   --------   --------
TOTAL REVENUES..............................................   147,139    140,378    163,655    167,575    169,461
                                                              --------   --------   --------   --------   --------
Direct operating expenses...................................    26,626     31,179     35,318     34,217     34,535
Payments to container owners................................    71,659     63,943     75,527     73,945     72,894
Depreciation and amortization...............................    16,055     16,200     18,714     19,033     14,258
Selling, general and administrative expenses................    17,580     16,569     21,164     22,683     23,834
Financing and recomposition expenses(1).....................        --         --      5,375      7,384      2,149
Interest expense............................................     9,367     10,809     15,718     17,758     11,368
Provision against amounts receivable from related
  parties(2)................................................        --         --         --      3,909         --
Reversal of unrealized holding gain on available for sale
  securities(3).............................................        --         --      1,929         --         --
Impairment losses(4)........................................        --         --      6,500    (11,668)        --
                                                              --------   --------   --------   --------   --------
TOTAL EXPENSES..............................................   141,287    138,700    180,245    190,597    159,038
                                                              --------   --------   --------   --------   --------
INCOME (LOSS) BEFORE INCOME TAXES...........................     5,852      1,678    (16,590)   (23,022)    10,423
Income taxes (benefit)......................................      (636)      (236)      (306)        --      2,441
                                                              --------   --------   --------   --------   --------
NET INCOME (LOSS) AVAILABLE FOR COMMON SHARES...............  $  5,216   $  1,914   $(16,896)  $(23,022)  $  7,982
                                                              --------   --------   --------   --------   --------
Net income (loss) per common share (basic and diluted)......  $   0.57   $   0.21   $  (1.91)  $  (2.60)  $   0.90
                                                              --------   --------   --------   --------   --------
Shares used in:
  -- basic net income (loss) per share calculations.........     9,158      8,983      8,858      8,858      8,853
  -- diluted net income (loss) per share calculations.......     9,214      8,998      8,858      8,858      8,853
BALANCE SHEET DATA (AT END OF PERIOD):
Cash and cash equivalents...................................  $  6,601   $  8,701   $  9,281   $ 14,455   $ 17,278
Total assets................................................   230,893    231,867    279,979    327,145    399,301
Long-term debt and capital lease obligations................    81,228     93,401     61,195     88,682    141,435
Total debt and capital lease obligations....................    99,379    109,978    148,466    171,399    198,989
Shareholders' equity........................................    64,753     60,370     56,087     73,713     95,576

---------------
(1) In 1998, 1997 and 1996, the Group incurred costs in connection with certain financing and other transactions, the restructuring of the Board of Directors, senior management and other employee positions and a contingent liability. Costs incurred and accrued were charged to the statement of operations when the Company determined that no future benefit would be derived from such costs.

(2) At December 31, 1997, the Group provided $3.9 million against loans to the then Chairman due to concern over their collectability and the Group's ability to exercise the pledge over shares put up as collateral for the loans.

(3) At December 31, 1998, in response to claims made against certain escrow funds holding Transamerica shares pending final determination of post-closing reports and adjustments, the Group provided $1.9 million against the unrealized holding gain of $1.7 million recognized in 1996, together with a $0.2 million charge related to a reduction in the number of shares held.

(4) At December 31, 1998 and 1997, the Group recorded accounting charges relating to the impairment of certain long-lived assets as required by the Statement of Financial Accounting Standards 121.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the Group's financial condition and results of operations should be read in conjunction with the 2000 Consolidated Financial Statements and the notes thereto and the other financial and statistical information appearing elsewhere in this Annual Report. The 2000 Consolidated Financial

Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP").

     GENERAL

     The Group generates revenues by leasing to ocean carriers, marine containers that are owned either by managed container owners or by the Group itself. These leases, which generate most of the Group's revenues, are generally operating leases.

     The segment information presented in Note 2 to the Group's 2000 Consolidated Financial Statements relates to the portions of the Group's fleet owned by the Group itself ("Owned Containers"), or by the Group's managed container programs ("Managed Container Owners"), which are comprised of US Limited Partnerships and Other Container Owners. Owned Containers include containers held for resale, the financing costs of which are borne by the Group prior to the sale of such containers to Managed Container Owners, and are accounted for in the Owned Container segment. The Group bears the risk of ownership with respect to containers in Owned Containers but not with respect to the majority of containers in the Managed Container Owners segments, although the Group bears the risk that the management agreements could be terminated, resulting in the removal of the corresponding managed containers from the fleet. At December 31, 2000, approximately 31%, 45% and 24% of the Group's fleet (by original equipment cost) was owned by US Limited Partnerships, Other Container Owners and Owned Containers, respectively.

     All containers, whether owned or managed, are operated as part of a single fleet. The Group has discretion over which ocean carriers, container manufacturers and suppliers of goods and services it deals with. Since the Group's management agreements with the Managed Container Owners meet the definition of leases in Statement of Financial Accounting Standards No. 13, they are accounted for in the Group's financial statements as leases under which the container owners are lessors and the Group is lessee. The agreements with container owners generally provide that the Group will make payments to the container owners based upon the rentals collected from ocean carriers after deducting direct operating expenses and a management fee. The majority of payments to container owners are therefore contingent upon the leasing of the containers by the Group to ocean carriers and the collection of lease rentals. Minimum lease payments on the agreements, which have fixed payment terms are presented in Note 13 to the Group's 2000 Consolidated Financial Statements. In 2000, over 85% of payments to container owners represented agreements under which the amounts payable to Managed Container Owners were contingent upon the leasing of containers to ocean carriers and the collection of lease rentals.

     Gross lease revenue represents revenue from operating leases, excluding billings in advance. These amounts are billed in US dollars on a monthly basis. Amounts due under master leases are calculated by the Group at the end of each month and billed approximately 6 to 8 days thereafter. Amounts due under short-term and long-term leases are set forth in the respective lease agreements and are generally payable monthly. Changes in gross lease revenue depend primarily upon fleet growth, utilization rates and per diem rates.

     The Group has expanded its fleet since December 31, 1996 from 342,800 TEU to 399,205 TEU at December 31, 2000.

     The following chart summarizes the combined utilization of the Cronos fleet (based on approximate original equipment cost):

                                                              2000    1999    1998
                                                              ----    ----    ----
Utilization at December 31..................................   75%     80%     75%
Average utilization during the year.........................   79%     76%     80%

     During the first three quarters of 2000, increased demand in many locations, but most significantly throughout Asia, resulted in growth in the volume of containerized trade. In the fourth quarter of 2000, the economic slowdown that materialized in the United States and other locations resulted in reduced demand for containerized trade and utilization for the combined fleet fell to 75%.

     During 2000, inventories of idle equipment decreased in Europe but there has been no appreciable reduction in the US where imports continue to exceed exports. The Group will seek to strengthen utilization by repositioning off-hire equipment to locations of greatest demand and by pursuing leasing opportunities through its global network of marketing resources.

     In recent years, the Group has increased its ownership of CPCs and rolltrailers. Due to their specialized nature, the demand for these products is less likely to be affected by global economic downturns. Utilization for both CPCs and rolltrailers was over 90% at December 31, 2000.

     The rate of decline in per diem rates in 2000 was not as steep as in preceding years where rates were under strong downward pressure due to the combined effects of rationalization in the global shipping industry and competitive market conditions. Over the course of 2000, the Group's combined per diem rate fell by approximately 2% from the combined rate at December 31, 1999.

     Commissions, fees and other operating income includes acquisition fees relating to the Group's managed container programs, income from direct financing leases (principally containers leased under lease-purchase arrangements), license fee income earned in connection with the manufacture and sale of CPCs for which the Group owns the patent (see "Fleet Profile" above), fees from the disposal of used containers, and miscellaneous other fees and income. This item is affected by the size of new managed programs, the purchase price of containers acquired for new managed programs, the quantity of CPCs manufactured and sold, the number and value of direct financing leases and income from disposals of used containers. Although acquisition fees are generally received in cash at the inception of a managed container program and are non-refundable, they are amortized in the statement of operations on a straight-line basis over the period of the managed container agreement to which they relate.

     Direct operating expenses are direct costs associated with leasing containers, both owned and managed. These expenses may be categorized as activity-related, inventory-related, and, legal and other. Activity-related expenses include agents costs and depot costs such as repairs, maintenance and handling. Inventory-related expenses relate to off-hire containers and comprise storage and repositioning costs. These costs are sensitive to the quantity of off-hire containers as well as the frequency at which containers are re-delivered. Legal and other expenses include legal costs and provisions for doubtful accounts.

     Payments to container owners reflect the amounts due to Managed Container Owners, computed in accordance with the terms of the individual agreements.

     Selling, general and administrative expenses include all employee and office costs, professional fees and computer systems costs.

     Operating profit or loss, for reported segments, includes items directly attributable to specific containers in each of the Group's operating segments. It also includes items not directly attributable to any specific container. Such indirect items are allocated across operating segments. Items directly attributable to operating segments include gross lease revenue, direct operating expenses, payments to container owners, container interest and container depreciation expense. Indirect items allocated across segments include selling, general and administrative expenses, interest, depreciation and impairment charges on the Group's non-container assets.

RESULTS OF OPERATIONS

     The following chart represents certain key performance measurements, expressed as a percentage of total revenues:

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                              2000    1999    1998
                                                              ----    ----    ----
                                                               %       %       %
Gross lease revenue.........................................   94      94      96
Payments to container owners................................   49      46      46
Direct operating expenses...................................   18      22      22
Selling, general and administrative expenses................   12      12      13
Depreciation and amortization...............................   11      12      11
Interest expense............................................    6       8      10

     YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     Approximately 57% of new container investment (by original equipment cost) in 2000 was financed within the Managed Container Owners segments, compared to 91% in 1999. The remaining 43% in 2000 and 9% in 1999 was financed within the Owned Container segment by operating cash flow and new debt. Dry cargo containers accounted for 88% of the new container investment in 2000, with rolltrailers and CPCs accounting for the majority of the balance.

     Operating profit, (see Note 2 to the 2000 Consolidated Financial Statements), from US Limited Partnerships increased by approximately $0.4 million, or 15%, from $2.3 million in 1999 to $2.7 million in 2000 as lower indirect allocations of selling, general and administrative expenses, as well as interest expense and depreciation expense, more than offset a reduction in operating profit before indirect items. The reduction in operating profit before indirect items reflected a smaller fleet size and lower per diem rates, only partly offset by higher average utilization during 2000 and lower direct operating expenses.

     The Other Container Owners segment generated an operating profit of $1.8 million in 2000 compared to $0.2 million in 1999. Operating profit before allocations of indirect items increased to $7.4 million in 2000 from $5.9 million in 1999 as the effect of a larger fleet size and higher average utilization more than offset the reduction in per diem rates. Indirect allocations of $5.6 million in 2000 were $0.1 million lower than in 1999.

     Owned Containers generated an operating profit of $2.4 million in 2000, an increase of $1.5 million over 1999. Operating profit before indirect items increased by $1.2 million due to increased net lease revenue and lower interest expense, which were partly offset by increased depreciation. Net lease revenue increased as a result of additions to the owned fleet and the improvement in average utilization during the year. The $0.3 million reduction in indirect allocations was primarily due to reduced allocations of selling, general and administrative expenses.

     Gross lease revenue increased by approximately $5.5 million, or 4.1%, to $137.6 million in 2000. The increase was due to a larger fleet size and improved utilization, partly offset by lower per diem rates.

     Commissions, fees and other operating income of $5 million were $0.9 million, or 15.5%, lower than in 1999. A $0.6 million increase in license fee income earned in connection with the manufacture and sale of the patented CPCs and a $0.3 million net gain on the disposal of a property were more than offset by reductions of $0.8 million in product consultancy fees, $0.4 million in acquisition fees, $0.4 million in finance lease income and $0.2 million in other fee income.

     Investment gains of $3.6 million represented a gain of $3.2 million realized pursuant to the settlement and sale of shares in two escrow accounts that had been held pending final determination of post-closing reports and adjustments relating to the merger of Transamerica and Trans Ocean Limited in 1996, and an additional gain of $0.4 million realized on the settlement of an additional escrow account.

     Direct operating expenses were $26.6 million in 2000, a decrease of $4.6 million, or 14.6%, compared to 1999. A reduction of $3 million in inventory-related costs, reflecting a larger on-hire fleet, together with lower activity-related costs of $1.8 million, more than offset a $0.2 million increase in legal and other expenses.

     Payments to container owners increased to $71.7 million in 2000, an increase of $7.7 million, or 12.1%, over the prior year. Payments to Other Container Owners were $45 million in 2000, an increase of $5.3 million, or 13.4%, over 1999 due to a $7.3 million increase in net lease revenue for this segment. The combined effects of an increase in fleet size, due to the addition of new container programs, together with the increase in the number of on-hire containers, was partly offset by lower per diem rates. Payments to US Limited Partnerships increased by $2.4 million to $26.7 million, an increase of 9.9% over the prior year.

     Depreciation and amortization decreased by $0.1 million, or 0.9%, to $16.1 million during 2000 due to container sales from the Owned Containers segment to the Other Container Owners segment during 1999. This was partly offset by additions to fixed assets during 2000.

     Selling, general and administrative expenses increased to $17.6 million in 2000, from $16.6 million in 1999, an increase of $1 million, or 6.1%. Reductions of $0.6 million and $0.4 million, respectively, in manpower and information technology costs were more than offset by an increase of $1.4 million in non-operating legal and professional expenses together with a total increase of $0.6 million in legal fees, audit costs and other overhead expenses.

     Interest expense of $9.4 million in 2000, was $1.4 million, or 13.3%, lower than in 1999. This decrease was primarily due to a lower debt balance in 2000. During 2000, in addition to scheduled debt repayments, the Group utilized proceeds from the sale of a building, proceeds from the sale of investments, and the release of cash deposits to prepay $11.8 million of debt.

     Income taxes. The Group recorded a charge for income taxes of $636 for the year, compared to a benefit of $236 in 1999.

     YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     In 1999, the Group implemented a strategy that was designed to reduce overhead expenses and to refinance short-term debt.

     First, the Group made significant reductions to selling, general and administrative expenses under a program that involved the reorganization of key activities together with the termination of certain employee positions.

     Second, in the first half of the year the Group reduced its short-term debt by $20.6 million under a program that involved the sale of container equipment to third party investor programs. The refinancing plan was completed in August with the closure of a $50 million transaction, the proceeds of which were used to refinance $47.8 million of debt and capital lease obligations. See also "Liquidity and Capital Resources-Capital Resources".

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

     Other Container Owners generated an operating profit of $0.2 million in 1999, compared to an operating loss of $0.7 million in 1998. Operating profit before allocations of indirect items decreased by $1.5 million as the effect of a larger fleet size was more than offset by the combined effects of lower average utilization and per diem rates. Indirect allocations of $5.8 million were $2.4 million lower than in 1998 as a result of the reduction in selling, general and administrative expenses and without the effect of the $0.8 million impairment loss recorded in 1998 relating to the Group's real property in England.

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

     Investment gains of $1.3 million represented the cash received that had been held pending post-closing reports and adjustments related to the Agreement and Plan of Merger between Transamerica Corporation and Trans Ocean Limited in 1996.

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

     Selling, general and administrative expenses were $16.6 million in 1999, compared to $21.2 million in 1998, a decrease of $4.6 million, or 22%. Manpower costs were $2.4 million, or 21%, lower due to the completion of the restructuring program announced in December 1998. The Group also achieved cost savings over 1998 of 61% for legal and other professional fees, 26% for information technology expenses, 11% for occupancy expenses and 20% for communication expenses.

     Interest expense decreased to $10.8 million in 1999, a decrease of $4.9 million, or 31%, over 1998, reflecting a $38.5 million reduction in the total debt balance during the course of the year and a lower average interest rate due to the refinancing of short-term debt.

     Income taxes. The Group recorded an income tax benefit of $0.2 million in 1999 reflecting losses that have arisen in the Group's US operations.

     LIQUIDITY AND CAPITAL RESOURCES

     The funding sources available to the Group and its consolidated subsidiaries include operating cash flow and borrowings. The Group's operating cash flow is derived from lease revenues generated by the Group's fleet and fee revenues from its managed container programs. The Group's working capital requirements generally relate to day-to-day fleet support and servicing the current portion of long-term debt outstanding. The Group derives all of its operating income and cash flow from its subsidiaries. Dividends of $3.2 million were paid to the Company by its subsidiaries during 1998. No such dividends were paid to the Company in either 2000 or 1999.

     The Group purchases new containers for its own account and for resale to its managed container programs. In recent years, the Group has targeted container purchases to take advantage of strategic purchasing and leasing opportunities.

     Cash from Operating Activities. Net cash provided by operating activities was $17.8 million, $15 million and $15.2 million in 2000, 1999 and 1998, respectively. The net cash generated in 2000 included earnings from operations and an $8.7 million increase in amounts due to container manufacturers. This was partly offset by a $9.3 million increase in new container equipment for resale and a $1.6 million increase in the net amounts due from lessees. The cash generated in 1999 represented cash provided by operations together with a $6.5 million reduction in the net amounts due from lessees and the release of $4.9 million of deposits from escrow accounts of which $2.7 million was utilized to make payments to third party container owners. The net cash generated in 1998 reflected cash generated from operations and $7.9 million of proceeds from new container equipment for sale.

     Cash from Investing Activities. The Group uses cash from investing activities to acquire containers for its owned fleet, to purchase property and other assets related to the operation of its worldwide office network and on occasion to acquire subsidiaries and other investments. Net cash provided by investing activities was $10.7 million and $18.9 million in 2000 and 1999, respectively. Net cash used in investing activities was $1.4 million in 1998. During 2000, the Group generated $10.9 million in proceeds from the sale of a building and container equipment, and received $1.2 million of funds that had been held in an escrow account. During 1999, $21.7 million was generated by sales of container equipment and finance lease equipment, primarily to third party container owners. Cash payments in 1998 included acquisitions of container equipment and computer equipment of $1.8 million and $1.1 million, respectively.

     Cash from Financing Activities. The Group uses cash from financing activities to fund capital acquisition requirements and short-term purchasing requirements of new containers held for resale. Net cash used in financing activities was $30.7 million, $34.5 million and $19 million in 2000, 1999 and 1998, respectively. During 2000, in addition to scheduled debt repayments, the Group utilized proceeds from the sale of a building, proceeds from the sale of shares, and the release of cash deposits to prepay $11.8 million of debt. In 1999, the Group utilized the proceeds of a $50 million loan to refinance $47.8 million of indebtedness. In addition, debt and capital lease obligations in 1999 included $20.6 million of repayments in connection with transactions involving container equipment sales. In 1998, net cash used by financing activities included $22.1 million of debt and capital lease repayments from operating cash.

     CAPITAL RESOURCES

     CAPITAL EXPENDITURES AND COMMITMENTS

     The Group had outstanding orders to purchase container equipment at December 31, 2000 of $0.5 million. These orders relate to containers to be purchased for managed container owners or to be financed by the Company using debt and capital lease funding.

     In 2000, the Group utilized $18.6 million of capital lease financing to fund new container additions.

     Capital expenditures for containers in 2000, 1999 and 1998 were $2.1 million, $2.7 million and $1.8 million, respectively. Other capital expenditures in 2000, 1999 and 1998 were $0.07 million, $0.2 million, and $1.1 million, respectively.

     During the second quarter of 2000, the Group completed the sale of the head office of its container leasing operations known as Orchard Lea, located west of London, England. The building was sold to an unaffiliated third party for approximately $9.9 million. After payment of expenses and retirement of $5.2 million of mortgage debt, the Group realized net proceeds of $3.5 million. Under the terms of a further loan agreement, these proceeds were utilized to repay debt on the scheduled repayment date in the third quarter of 2000. The Group leased back approximately 10,342 square feet in the office building from the buyer in the form of two leases, one for 7,000 square feet and the other for 3,342 square feet each. The lease for 7,000 square feet will expire on June 26, 2002, and the lease for 3,342 square feet expired on September 30, 2000.

     During 1996 the Group entered into agreements (the "Agreements") to acquire the patent rights relating to the CPC, the Slimwall CPC and the intellectual property of Cargo Unit Containers Limited from a third party (the "Seller"). Under the terms of the intellectual property agreement (the "Agreement"), it was agreed that royalties received by the Group as defined in the Agreement would be shared equally between the Group and the Seller. In April 2000, the Group entered into another agreement with the Seller which provided that, in consideration for the sum of $1 million, the Group would fully discharge any liabilities for accrued royalties, acquire full right, title and interest that the Seller may have had to receive royalties in the future and acquire all residual rights as the Seller had or may have had under the Agreements. In accordance with the agreed-upon installment payment plan, the Group paid $1 million to the Seller during 2000, thus fulfilling its obligations under the agreement.

NEW ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Group will adopt SFAS 133 effective January 1, 2001. Management does not expect the adoption of SFAS 133 to have a significant impact on the financial position, results of operations, or cash flows of the Group.

     In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". The Group adopted SAB No. 101, as amended, as of December 31, 2000. The adoption of SAB No. 101 did not have a significant impact on the financial position, results of operations, or cash flows of the Group.

     INFLATION

     Management believes that inflation has not had a material adverse effect on the Group's results of operations.

ITEM 7A -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following table sets forth principal cash flows and related weighted average interest rates by expected maturity dates for debt and capital lease obligations at December 31, 2000:

                                         EXPECTED MATURITY DATE OF DEBT AND CAPITAL LEASE OBLIGATIONS
                                       -----------------------------------------------------------------
                                                                                              2006 AND
                                         2001       2002       2003       2004      2005     THEREAFTER
                                       --------   --------   --------   --------   -------   -----------
                                                     (US DOLLAR EQUIVALENT, IN THOUSANDS)
Long-term debt and capital lease
  obligations:
  Fixed rate ($US)...................  $ 4,547    $ 4,194    $ 4,682    $12,118    $   --      $   --
  Average interest rate %............      8.6        8.6        8.6        8.6        --          --
  Variable rate ($US)................  $13,604    $13,841    $14,687    $19,501    $3,478      $8,727
  Average interest rate %............      8.1        8.1        8.1        8.0       8.2         8.2

     Interest rate risk: Outstanding borrowings are subject to interest rate risk. At December 31, 2000, 74% of total borrowings had floating interest rates. The Group conducted an analysis of borrowings with variable interest rates to determine their sensitivity to interest rate changes. In this analysis, the same change was applied to the current balance outstanding, leaving all other factors constant. It was found that if a 10% increase were applied to market rates, the expected effect would be to reduce annual cash flows by $0.6 million.

     Exchange rate risk: Substantially all of the Group's revenues are billed and paid in US dollars. Approximately 82% of costs in 2000 were incurred and paid in US dollars. Of the remaining costs, approximately 76% are individually small, unpredictable and were incurred in various denominations. Thus, such amounts are not suitable for cost-effective hedging.

     As exchange rates are outside of the control of the Group, there can be no assurance that such fluctuations will not adversely affect its results of operations and financial condition. By reference to 2000, it is estimated that for every 10% incremental decline in value of the US dollar against various foreign currencies, the effect would be to reduce cash flows by $1.4 million in any given year.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Independent Auditors' Report

     Report of Independent Public Accountants

The financial statements listed in this Item 8 are set forth herein beginning on page F1:

     Consolidated Balance Sheets -- At December 31, 2000 and 1999

     Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999 and 1998

     Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2000, 1999 and 1998

     Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998

     Notes to Consolidated Financial Statements

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

     The Company hereby incorporates by reference the information required by
Part III (Items 10, 11, 12, and 13) from the Company's definitive proxy statement to be filed no later than 120 days after the end of the Company's fiscal year covered by this annual report. In the event that the Company does not file its definitive proxy statement with the Commission on or before 120 days after the end of the fiscal year covered by this annual report, then the Company shall provide the information required by Part III in an amendment to this annual report, filed not later than the end of the 120-day period.

     SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     The Company's directors and executive officers must file reports with the SEC indicating the number of common shares of the Company they beneficially own and any changes in their beneficial ownership. Copies of these reports must be provided to the Company. Based on its review of the copies of beneficial ownership reports received by it, or written representations from certain persons that no Forms 5 were required for those persons, we believe that, during the fiscal year ended December 31, 2000, all filing requirements applicable to our officers, directors, and greater than ten-percent beneficial owners were complied with except that John M. Foy, Nico Sciacovelli and John C. Kirby each reported a stock option grant on Form 3, rather than on Form 4, because Messrs. Foy, Sciacovelli and Kirby did not previously report their becoming executive officers (each of whom owned no securities on the date each became an executive officer) on a Form 3 report.

                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) Financial Statements

     Independent Auditors' Reports

     Report of Independent Public Accountants

     Consolidated Balance Sheets -- At December 31, 2000 and 1999

     Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999 and 1998

     Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2000, 1999 and 1998

     Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998

     Notes to Consolidated Financial Statements

(a) (2) Financial Statement Schedules

     All schedules for which provision is made in the applicable regulations of the Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a) (3) Exhibits

     The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission. The Company shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request.

                                 EXHIBIT INDEX

NUMBER                       EXHIBIT DESCRIPTION                       PAGE
------                       -------------------                       ----
 3.1     Coordinated Articles of Incorporation (incorporated by
         reference to Exhibit 1.1 to the Company's Annual Report on
         Form 20-F for the year ended December 31, 1997 (File No.
         0-24464)).
 3.2     Policies and procedures with respect to the indemnification of directors and officers of the Company, as adopted by the
         Board of Directors on August 4, 1999 (incorporated by
         reference to Exhibit 3.2 to the Company's Registration
         Statement on Form S-3, dated November 24, 1999).
 4.1     Rights Agreement, dated as of October 28, 1999, between the
         Company and BankBoston, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company's Registration
         Statement on Form 8-A dated October 29, 1999).
10.1     Amended and Restated Credit Agreement, dated as of June 24,
         1997, by and among Cronos Containers N.V., Cronos Containers
         Ltd., Cronos Equipment Ltd., Cronos Containers Inc., Cronos
         Capital Corp., and Cronos Equipment (Bermuda) Limited, as
         joint and several borrowers, each of the banks that is or
         may become a party thereto, Fleet Bank, N.A., as agent for the banks, and The Cronos Group, as guarantor (the "Credit
         Agreement") (incorporated by reference to Exhibit 1.2 to the
         Company's Annual Report on Form 20-F for the year ended
         December 31, 1997 (File No. 0-24464)).
10.2     First Amendment to the Credit Agreement, dated as of July
         14, 1997 (incorporated by reference to Exhibit 1.3 to the
         Company's Annual Report on Form 20-F for the year ended
         December 31, 1997 (File No. 0-24464)).
10.3     Second Amendment to the Credit Agreement, dated as of
         December 3, 1997 (incorporated by reference to Exhibit 1.4 to the Company's Annual Report on Form 20-F for the year
         ended December 31, 1997 (File No. 0-24464)).

NUMBER                       EXHIBIT DESCRIPTION                       PAGE
------                       -------------------                       ----
10.4     Third Amendment to the Credit Agreement, dated as of June
         30, 1998 (incorporated by reference to Exhibit 1.5 to the
         Company's Annual Report on Form 20-F for the year ended
         December 31, 1997 (File No. 0-24464)).
10.5     Confirmation of Guaranties, Agreement and Power of Attorney
         by The Cronos Group, dated June 30, 1998, pertaining to the
         Credit Agreement (incorporated by reference to Exhibit 1.6 to the Company's Annual Report on Form 20-F for the year
         ended December 31, 1997 (File No. 0-24464)).
10.6     Deed in lieu of foreclosure relating to shares given as
         collateral to the Palatin loans (incorporated by reference to Exhibit 10.6 in the Company's Annual Report on Form 10-K
         for the period ended December 31, 1998).
10.7     Forbearance Agreement and Fourth Amendment to Amended and
         Restated Credit Agreement dated March 31, 1999 (incorporated by reference to Exhibit 10.7 in the Company's Annual Report on Form 10-K for the period ended December 31, 1998).
10.8     Note Purchase Agreement among Cronos Equipment (Bermuda)
         Limited, The Cronos Group and Sun Life Insurance Company of
         America, dated as of December 29, 1994 (the "Sun Agreement")
         (incorporated by reference to Exhibit 1.7 to the Company's
         Annual Report on Form 20-F for the year ended December 31,
         1997 (File No. 0-24464)).
10.9     Amendment to the Sun Agreement, dated as of November 1, 1997
         (incorporated by reference to Exhibit 1.8 to the Company's
         Annual Report on Form 20-F for the year ended December 31,
         1997 (File No. 0-24464)).
10.10    Second Amendment to the Sun Agreement dated as of January
         26, 1999 (incorporated by reference to Exhibit 10.10 to the
         Company's Annual Report on Form 10-K for the period ended
         December 31, 1998).
10.11    Lambert Confirmation, Acknowledgement and Consent of
         Collateral Assignment (incorporated by reference to Exhibit
         10.12 to the Company's Annual Report on Form 10-K for the
         period ended December 31, 1998).
10.12    Amendment to the Revolving Credit Facility between Cronos
         Containers Limited and China International Marine Containers
         (Group) Company Limited, dated March 24, 1999 (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the period ended December 31, 1998).
10.13    Guarantee, dated as of July 30, 1999, by and between the
         Company and MeesPierson, as agent on behalf of itself and
         First Union (incorporated by reference to Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999).
10.14    Loan Agreement, dated as of July 30, 1999, by and between
         Cronos Finance (Bermuda) Limited ("CFBL") as issuer, and
         MeesPierson, as agent, on behalf of itself and First Union, as initial noteholders (incorporated by reference to Exhibit
         10.21 to the Company's Quarterly Report on Form 10-Q for the
         period ended June 30, 1999).
10.15    CFBL Secured Note, dated as of July 30, 1999, in the
         principal amount of U.S. $25,000,000, in favor of
         MeesPierson (incorporated by reference to Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999).
10.16    CFBL Secured Note, dated as of July 30, 1999, in the
         principal amount of U.S. $25,000,000, in favor of First
         Union (incorporated by reference to Exhibit 10.23 to the
         Company's Quarterly Report on Form 10-Q for the period ended
         June 30, 1999).
10.17    Issuer Stock Pledge Agreement [CFBL], dated as of July 30,
         1999, by and between the Company and MeesPierson, as agent on behalf of itself and First Union (incorporated by
         reference to Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999).
10.18    Stock Pledge Agreement [Cronos Holdings/Investments (U.S.),
         Inc.], dated as of July 30, 1999, by and between the Company and MeesPierson, as agent on behalf of itself and First
         Union (incorporated by reference to Exhibit 10.25 to the
         Company's Quarterly Report on Form 10-Q for the period ended
         June 30, 1999).

NUMBER                       EXHIBIT DESCRIPTION                       PAGE
------                       -------------------                       ----
10.19    Warrant Agreement dated as of July 30, 1999 ("Warrant
         Agreement") by and between the Company and MeesPierson N.V.
         ("MeesPierson") and First Union National Bank ("FUNB")
         (incorporated by reference to Exhibit 4.1 to the Company's
         Quarterly Report on Form 10-Q for the period ended June 30,
         1999).
10.20    Amendment No. 1 to Warrant Agreement, dated as of August 11,
         1999, by and among the Company, MeesPierson, and FUNB
         (incorporated by reference to Exhibit 4.2 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended June
         30,1999).
10.21    Agreement for the Sale and Purchase of Orchard Lea,
         Berkshire, England. (incorporated by reference to Exhibit
         10.2 to the Company's Quarterly Report on Form 10-Q for the
         quarter ended June 30, 2000).

                          Executive Compensation Plans and Arrangements
10.22    Stock Appreciation Rights Agreement by and between the
         Company and Peter J Younger, dated as of October 13, 1999
         (incorporated by reference to Exhibit 10.1 to the Company's
         Registration Statement on Form S-3, dated November 24,
         1999).
10.23 The Cronos Group Management Equity Investment Plan, dated as of July 25, 1994 (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the period ended December 31, 1998).
10.24    Stock Appreciation Rights Agreement by and between the
         Company and S Nicholas Walker and each other party listed on the schedule thereto, dated October 13, 1999 (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the period ended December 31, 1999).
10.25    1999 Stock Option Plan (incorporated by reference to Exhibit
         4.1 to the Company's Registration Statement on Form S-8, dated February 25, 2000).
10.26    Employment Agreement by and between Cronos Containers Inc.
         and John Foy dated April 1, 1999, as amended on December 1,
         1999 (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the period ended
         December 31, 1999).
10.27    Employment Agreement by and between Cronos Containers Ltd.
         and John Kirby dated April 1, 1999, as amended on January
         20, 2000 (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the period ended
         December 31, 1999).
10.28    Amended and Restated Employment Agreement between Cronos and
         Peter J Younger dated March 24, 2000 (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the period ended December 31, 1999).
10.29    Amended and Restated Employment Agreement between Cronos and
         Dennis J Tietz dated March 24, 2000 (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the period ended December 31, 1999).
10.30    Employment Agreement by and between Cronos Containers S.r.l.
         and Nico Sciacovelli dated April 7, 2000 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2000).
10.31    Amended and Restated Employment Agreement between Cronos and  E 1
         Dennis J Tietz dated December 4, 2000.
10.32    Amended and Restated Employment Agreement between Cronos and  E 5
         Peter J Younger dated December 4, 2000.
10.33    Amended and Restated Employment Agreement between Cronos and  E 10
         John Foy dated 1 December, 2000.
10.34    Amended and Restated Employment Agreement between Cronos and  E 13
         John Kirby dated 1 December, 2000.
10.35    Amended and Restated Employment Agreement between Cronos and  E 16
         Nico Sciacovelli dated 1 December, 2000.

NUMBER                       EXHIBIT DESCRIPTION                       PAGE
------                       -------------------                       ----
                                                         Other Exhibits
21.1     List of principal wholly-owned subsidiaries at December 31,   E 19
         2000.
22.1     The Company's Form 8-K dated January 10, 2001, reporting on   E 20
         matters submitted to a vote of shareholders.
99.1     Pages 6 through 11 (under the caption "Risk Factors") of the  E 26
         Company's Registration Statement on Form S-8 dated February
         25, 2000.
99.2     Item 1 -- "Legal Proceedings" excerpted from the Company's    E 31
         Form 10-Q dated June 30, 2000, as referred to herein under
         Item 3 -- "Legal Proceedings" of this Report.

(b) Reports on Form 8-K

     On November 3, 2000 a Current report on Form 8-K was filed by the Company announcing 3rd quarter 2000 results and that the Company had, over the past year, explored various alternatives to enhance shareholder value, including the possible merger or sale of the Company, but no agreement had been achieved.

     On October 2, 2000 a Current report on Form 8-K was filed by the Company announcing the appointment of Peter J Younger as Chief Operating Officer of the Company.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE CRONOS GROUP

                                          By:      /s/ DENNIS J TIETZ
                                            ------------------------------------
                                                       Dennis J Tietz
                                                 Chairman of the Board and
                                                  Chief Executive Officer

Date: March 26, 2001

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

                     SIGNATURE                                     TITLE                     DATE
                     ---------                                     -----                     ----

               By /s/ DENNIS J TIETZ                 Chairman of the Board and          March 26, 2001
     -----------------------------------------       Chief Executive Officer
                  Dennis J Tietz                     (Principal Executive Officer)

              By /s/ PETER J YOUNGER                 Director, Chief Operating          March 26, 2001
     -----------------------------------------       Officer,
                  Peter J Younger                    Chief Financial Officer, and
                                                     Chief Accounting Officer
                                                     (Principal Financial and
                                                     Accounting Officer)

               By /s/ MAURICE TAYLOR                 Director                           March 26, 2001
     -----------------------------------------
                  Maurice Taylor

               By /s/ CHARLES THARP                  Director                           March 26, 2001
     -----------------------------------------
                   Charles Tharp

          By /s/ STEPHEN NICHOLAS WALKER             Director                           March 26, 2001
    -------------------------------------------
              Stephen Nicholas Walker

              By /s/ ROBERT M MELZER                 Director                           March 26, 2001
     -----------------------------------------
                  Robert M Melzer

                                THE CRONOS GROUP

       CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2000 AND 1999
            AND FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                       AND INDEPENDENT AUDITORS' REPORTS

                         INDEPENDENT AUDITORS' REPORTS

To the Shareholders and Board of Directors of The Cronos Group:

     We have audited the accompanying consolidated balance sheets of The Cronos Group (a Luxembourg holding company) and its subsidiaries (collectively the "Group") as of December 31, 2000, and 1999, and the related consolidated statements of operations, cash flows and shareholders' equity for the years then ended. These financial statements are the responsibility of the Group's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Cronos Group and its subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
San Francisco, CA
February 16, 2001

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of The Cronos Group:

     We have audited the accompanying consolidated statements of income, cash flows and shareholders' equity of The Cronos Group (a Luxembourg holding company) for the year ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of their operations and their cash flows for the year ended December 31, 1998 in conformity with accounting principles generally accepted in the United States of America.

     We draw attention to Notes 1r, 3, 17 and 21 to the Consolidated Financial Statements of the Form 10-K for the year ended December 31, 1998. Allegations have been made which may result in the Group becoming defendants in lawsuits alleging various financial improprieties in the operation of certain third party Austrian investment entities and their sponsoring companies.

/s/ Moore Stephens

Moore Stephens
St. Paul's House
Warwick Lane
London EC4P 4BN

April 8, 1999

                                THE CRONOS GROUP

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     NOTES      2000        1999        1998
                                                     -----    --------    --------    --------
Gross lease revenue................................           $137,605    $132,140    $157,546
Commissions, fees and other operating income:
  US Limited Partnerships..........................              1,318       1,356       1,347
  unrelated parties................................              3,708       4,593       3,608
Interest income....................................                877       1,011       1,154
Gain on sale of investment:
  gain on conversion of investment.................     9        1,502         613          --
  realized holding gain............................     9        2,129         665          --
                                                              --------    --------    --------
TOTAL REVENUES.....................................            147,139     140,378     163,655
                                                              --------    --------    --------
Direct operating expenses..........................             26,626      31,179      35,318
Payments to container owners:
  US Limited Partnerships..........................             26,696      24,288      31,922
  Other container owners...........................             44,963      39,655      43,605
Amortization of intangible assets..................    11          710         683         683
Depreciation.......................................             15,345      15,517      18,031
Selling, general and administrative expenses.......             17,580      16,569      21,164
Financing and recomposition expenses...............     4           --          --       5,375
Interest expense...................................              9,367      10,809      15,718
Reversal of unrealized holding gain on available
  for sale securities..............................   3,9           --          --       1,929
Impairment losses..................................   1,3           --          --       6,500
                                                              --------    --------    --------
TOTAL EXPENSES.....................................            141,287     138,700     180,245
                                                              --------    --------    --------
INCOME (LOSS) BEFORE INCOME TAXES..................              5,852       1,678     (16,590)
Income taxes (benefit).............................     5          636        (236)        306
                                                              --------    --------    --------
NET INCOME (LOSS)..................................              5,216       1,914     (16,896)
Other comprehensive income:
  unrealized holding gain (loss) on available for
     sale securities arising during the year.......               (300)        848        (730)
  reclassification adjustment......................               (533)         --          --
                                                              --------    --------    --------
COMPREHENSIVE INCOME (LOSS)........................           $  4,383    $  2,762    $(17,626)
                                                              ========    ========    ========
NET INCOME (LOSS) PER COMMON SHARE (BASIC AND
  DILUTED).........................................     1     $   0.57    $   0.21    $  (1.91)
                                                              ========    ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                                THE CRONOS GROUP

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999
           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              NOTES      2000        1999
                                                              -----    --------    --------
ASSETS
Cash and cash equivalents...................................           $  6,601    $  8,701
Amounts due from lessees (net)..............................     1       28,334      26,739
Amounts receivable from container owners, including amounts
  due from related parties of $5,865 and $5,857 at December
  31, 2000 and 1999, respectively...........................              9,851       9,147
New container equipment for resale..........................   1,7       11,790       2,535
Net investment in direct financing leases, including amounts due within twelve months of $99 and $1,004 at December 31,
  2000 and 1999, respectively...............................     8           99       1,090
Investments, including investments in related parties of $1
  and $34 at December 31, 2000 and 1999, respectively.......   3,9          628       1,707
Container equipment, net of accumulated depreciation of
  $78,774 and $67,573 at December 31, 2000 and 1999,
  respectively..............................................  3,10      140,751     137,547
Building and other equipment, net of accumulated
  depreciation of $11,195 and $11,615 at December 31, 2000
  and 1999, respectively....................................                846      11,807
Restricted cash.............................................              1,418          --
Intangible assets...........................................    11       12,695      13,405
Other assets................................................    12       17,880      19,189
                                                                       --------    --------
TOTAL ASSETS................................................           $230,893    $231,867
                                                                       ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                THE CRONOS GROUP

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999
           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               NOTES       2000       1999
                                                              --------   --------   --------
LIABILITIES AND SHAREHOLDERS' EQUITY
Amounts payable to container owners, including amounts
  payable to related parties of $10,504 and $12,291 at
  December 31, 2000 and 1999, respectively..................             $ 23,254   $ 26,620
Amounts payable to container manufacturers..................               12,314      3,609
Other amounts payable and accrued expenses..................               15,684     13,799
Debt and capital lease obligations, including amounts due
  within twelve months of $18,151 and $16,577 at December
  31, 2000 and 1999, respectively...........................     13        99,379    109,978
Income taxes................................................                3,154      3,031
Deferred income taxes.......................................     5          3,963      4,027
Deferred income and deferred acquisition fees...............     14         8,392     10,433
                                                                         --------   --------
TOTAL LIABILITIES...........................................              166,140    171,497
                                                                         --------   --------
Commitments and contingencies...............................     15
SHAREHOLDERS' EQUITY
Common shares, par value $2 per share (25,000,000 shares
  authorized; shares issued and outstanding, 9,158,378).....  16,17,18     18,317     18,317
Additional paid-in capital..................................  16,17,18     49,925     49,928
Share subscriptions receivable..............................     17           (79)       (82)
Accumulated other comprehensive income......................                  444      1,277
Restricted retained earnings................................     18         1,832      1,832
Accumulated deficit.........................................               (5,686)   (10,902)
                                                                         --------   --------
TOTAL SHAREHOLDERS' EQUITY..................................               64,753     60,370
                                                                         --------   --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................             $230,893   $231,867
                                                                         ========   ========

The accompanying notes are an integral part of these consolidated financial statements.

                                THE CRONOS GROUP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            NOTES    2000       1999       1998
                                                            -----   -------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss).........................................          $ 5,216   $  1,914   $(16,896)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  impairment losses.......................................    3          --         --      6,500
  reversal of unrealized holding gain on available for
     sale securities......................................    3          --         --      1,929
  depreciation and amortization...........................           16,055     16,200     18,714
  decrease in unamortized acquisition fees................           (1,664)    (1,607)    (1,907)
  provision for losses on accounts receivable.............            1,326      1,331      4,602
  gain on disposal of fixed assets........................             (103)       (79)        (1)
  gain on investment securities...........................             (550)        --         --
  increase (decrease) in current and deferred income
     taxes................................................               59     (1,027)      (234)
  (increase) decrease in new container equipment for
     resale...............................................           (9,255)    (2,220)     7,887
  (increase) decrease in amounts receivable:
     US Limited Partnerships..............................               (8)     1,881       (427)
     unrelated parties....................................           (1,285)     9,636       (465)
  increase (decrease) in amounts payable and accrued
     expenses:
     US Limited Partnerships..............................           (1,787)      (996)    (2,197)
     unrelated parties....................................            9,807    (10,045)    (2,266)
                                                                    -------   --------   --------
NET CASH PROVIDED BY OPERATING ACTIVITIES.................           17,811     14,988     15,239
                                                                    -------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of container equipment...........................           (2,111)    (2,650)    (1,822)
Purchase of property and other equipment..................              (65)      (176)    (1,052)
Proceeds from sales of container equipment................            2,165     20,724      1,155
Proceeds from sales of property and other equipment.......            8,747         --        325
Proceeds from sale of investment securities...............    9         764         --         --
Proceeds from release of escrow...........................            1,245         --         --
Proceeds from sale of investment in finance lease
  equipment...............................................               --      1,000         --
                                                                    -------   --------   --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES.......           10,745     18,898     (1,394)
                                                                    -------   --------   --------

The accompanying notes are an integral part of these consolidated financial statements.

                                THE CRONOS GROUP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                           NOTES     2000       1999       1998
                                                           -----   --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of term debt......................   13           --     51,116      3,109
Repayments of term debt and capital lease obligations....           (29,238)   (85,582)   (22,128)
Cash deposits (restricted)...............................            (1,418)        --         --
                                                                   --------   --------   --------
NET CASH USED IN FINANCING ACTIVITIES....................           (30,656)   (34,466)   (19,019)
                                                                   --------   --------   --------
NET DECREASE IN CASH AND CASH EQUIVALENTS................            (2,100)      (580)    (5,174)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR...........             8,701      9,281     14,455
                                                                   --------   --------   --------
CASH AND CASH EQUIVALENTS AT END OF YEAR.................          $  6,601   $  8,701   $  9,281
                                                                   ========   ========   ========
Supplementary disclosure of cash flow information:
Cash paid during the year for:
  interest...............................................          $  8,407   $ 11,328   $ 16,402
  income taxes...........................................             1,029        820        786
Cash received during the year for:
  interest...............................................               657        494      1,092
  income taxes...........................................                30         29        229
Non-cash investing and financing activities:
  container equipment acquired under capital lease.......            17,476      1,257         --
  reduction of debt/Other amounts receivable from related
     parties.............................................                --      5,279         --
  capital lease/amounts payable to container
     manufacturers.......................................             1,163         --         --

The accompanying notes are an integral part of these consolidated financial statements.

                                THE CRONOS GROUP

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                     UNRESTRICTED
                                                                         ACCUMULATED                   RETAINED
                                           ADDITIONAL       SHARE           OTHER       RESTRICTED     EARNINGS         TOTAL
                                 COMMON     PAID-IN     SUBSCRIPTIONS   COMPREHENSIVE    RETAINED    (ACCUMULATED   SHAREHOLDERS'
                                 SHARES     CAPITAL      RECEIVABLE        INCOME        EARNINGS      DEFICIT)        EQUITY
                                 -------   ----------   -------------   -------------   ----------   ------------   -------------
BALANCE, DECEMBER 31, 1997.....  $17,717    $49,154         $(169)         $1,159         $1,772       $  4,080       $ 73,713
Net loss.......................                                                                         (16,896)       (16,896)
MEIP lapses....................                 (46)           46                                                           --
Change in unrealized holding
  gain on available for sale
  securities...................                                              (730)                                        (730)
                                 -------    -------         -----          ------         ------       --------       --------
BALANCE, DECEMBER 31, 1998.....   17,717     49,108          (123)            429          1,772        (12,816)        56,087
Net income.....................                                                                           1,914          1,914
MEIP lapses....................                 (41)           41                                                           --
Stock grant....................      600        615                                           60                         1,275
Issue of stock warrants........                 246                                                                        246
Change in unrealized holding
  gain on available for sale
  securities...................                                               848                                          848
                                 -------    -------         -----          ------         ------       --------       --------
BALANCE, DECEMBER 31, 1999.....   18,317     49,928           (82)          1,277          1,832        (10,902)        60,370
Net income.....................                                                                           5,216          5,216
MEIP lapses....................                  (3)            3                                                           --
Change in unrealized holding
  gain on available for sale
  securities...................                                              (833)                                        (833)
                                 -------    -------         -----          ------         ------       --------       --------
BALANCE, DECEMBER 31, 2000.....  $18,317    $49,925         $ (79)         $  444         $1,832       $ (5,686)      $ 64,753
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

                                THE CRONOS GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A)  NATURE OF OPERATIONS

     The principal activity of The Cronos Group (the "Company") and its subsidiaries (together, the "Group") is the leasing to ocean carriers of marine containers that are owned by the Group or managed by the Group on behalf of other parties.

     The Company is incorporated in Luxembourg. The common shares of the Company are publicly traded on the NASDAQ under the symbol "CRNS".

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

     The Group enters into agreements (the "Agreements") with container owners to manage the leasing of their containers to ocean carriers. These Agreements have taken two principal forms. Under the first form, the Group, as General Partner, has organized public limited partnerships in the United States (the "US Limited Partnerships") and purchases and manages containers on behalf of the US Limited Partnerships. Under the second form, the Group enters into Agreements with third parties that provide for the Group to purchase and manage containers for such third parties. Although the provisions of the Agreements vary, they all permit the Group to use the containers together with containers owned by the Group as part of a single fleet, which the Group endeavours to operate without regard to ownership. The Group has discretion over which ocean carriers, container manufacturers and suppliers of goods and services it may deal with. Since the Agreements with container owners meet the definition of leases in Statement of Financial Accounting Standards ("SFAS") No. 13, they are accounted for as leases under which the container owners are lessors and the Group is lessee.

     The terms of the Agreements vary from 1 to 15 years. Containers generally have an expected useful economic life of 12 to 15 years. The Agreements generally contain provisions which permit earlier termination under certain conditions upon 60 - 90 days' notice. For the US Limited Partnerships, a majority of the limited partners in a partnership can remove the general partner, thereby terminating the agreement with the Group. Under the Agreements with third parties, the container owner can generally terminate the Agreement if average payments by the Group are less than a certain percentage (specified in each agreement) of total capital invested. The Group believes that early termination is unlikely in normal circumstances.

     The Agreements generally provide that the Group will make payments to the container owners based upon the rentals collected from ocean carriers after deducting direct operating expenses and the Group's management fee. The majority of payments to container owners are therefore contingent upon the leasing of the containers by the Group to ocean carriers and the collection of lease rentals.

     The Group also leases containers from lessors under capital lease agreements.

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

                                THE CRONOS GROUP

           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

D)  COMMISSIONS, FEES AND OTHER OPERATING INCOME

     This comprises acquisition fees, income on direct financing leases, license fees earned in connection with the manufacture and sale of dry freight special products, fees earned on the disposal of used containers, income from the Group's limited partner interest in US Limited Partnerships and other income.

     Acquisition fees represent amounts paid by container owners when the Group enters into an Agreement and begins to manage new container equipment on their behalf. Such fees are generally non-refundable and are deferred and recognized as income on a straight-line basis over the period of the Agreements to which they relate.

     All other items are recognized at the time of sale.

E)  INCOME TAXES

     Income taxes are accounted for using SFAS No. 109 ("SFAS 109"), "Accounting for Income Taxes". This statement requires that deferred income taxes be recognized for the tax consequences of "temporary differences" by applying the statutory tax rate to the difference between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred income taxes of a change in tax rates is recognized in income in the period of enactment. A valuation allowance is established to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.

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

                                THE CRONOS GROUP

           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The components of basic and diluted net income (loss) per share were as follows:

                                                            2000          1999          1998
                                                         ----------    ----------    ----------
Net income (loss) available for common shareholders....  $    5,216    $    1,914    $  (16,896)
                                                         ----------    ----------    ----------
Average outstanding shares of common shares............   9,158,378     8,983,378     8,858,378
Dilutive effect of:
  Executive officer common share options...............      31,358         9,197            --
  Warrants.............................................      19,473         5,780            --
  1999 stock option plan...............................       5,153            --            --
                                                         ----------    ----------    ----------
Common shares and common share equivalents.............   9,214,362     8,998,355     8,858,378
                                                         ==========    ==========    ==========
Net income (loss) per share (basic and diluted)........  $     0.57    $     0.21    $    (1.91)
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

H)  ALLOWANCE FOR DOUBTFUL ACCOUNTS

     Amounts due from lessees represent gross lease revenue due from customers, less an allowance for doubtful accounts. The allowance for doubtful accounts comprises specific amounts provided against known potentially doubtful accounts plus an additional allowance based on loss experience.

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

                                THE CRONOS GROUP

           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

     Operating leases. Payments by the Group to container owners are charged to the statement of operations in each period based upon the amounts paid and payable under the agreements with container owners, which are generally contingent upon the lease rentals collected from ocean carriers and reduced by direct operating expenses and management fees due to the Group.

     Other operating lease rentals are expensed on a straight-line basis over the lease term.

K)  INVESTMENTS, INCLUDING INVESTMENTS IN RELATED PARTIES

i.   Investment securities

     Investment securities are classified as either available for sale or trading securities. Available for sale securities are reported at fair market value with unrealized gains and losses included in Shareholders' Equity as Accumulated other comprehensive income. Trading securities are reported at fair market value with unrealized gains and losses reported in earnings.

ii.  Investment in US Limited Partnerships

     Investment in US Limited Partnerships represents the Group's general and limited partner interests in partnerships in which a subsidiary company, Cronos Capital Corp., acts as a general partner. These are accounted for using the equity method.

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

M) BUILDING AND OTHER EQUIPMENT

     Building and other equipment is carried at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis as follows:

Building....................................................     50 years
Property improvements.......................................     25 years
Other equipment.............................................  3 - 7 years
Land is not depreciated

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

P)  STOCK BASED COMPENSATION

     The Group has adopted disclosure requirements under SFAS 123 "Accounting for Stock-Based Compensation", but continues to account for stock based compensation under Accounting Practices Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" under which no compensation cost has been recognized.

     Amounts received and receivable for the purchase of options under the contractual arrangements of the Management Equity Investment Plan (the "MEIP") are included within Additional paid-in capital when the commitment is made by the key employee. Amounts receivable for the purchase of options are included in Share subscriptions receivable within Shareholders' equity.

Q)  ASSET IMPAIRMENT

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

R)  RECLASSIFICATIONS

     Certain reclassifications have been made to prior year amounts to conform to the current presentation adopted in the 2000 financial statements.

S)  NEW PRONOUNCEMENTS

     Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Group will adopt SFAS 133 effective January 1, 2001. Management does not expect the adoption of SFAS 133 to have a significant impact on the financial position, results of operations, or cash flows of the Group.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". The Group adopted SAB No. 101, as

                                THE CRONOS GROUP

           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

amended, as of December 31, 2000. The adoption of SAB No. 101 did not have a significant impact on the financial position, results of operations, or cash flows of the Group.

2   OPERATING SEGMENT DATA

     Segment information is provided in the tables below:

                                                                   OTHER
                                                  US LIMITED     CONTAINER      OWNED
                                                 PARTNERSHIPS     OWNERS      CONTAINERS     TOTAL
                                                 ------------    ---------    ----------    --------
YEAR ENDED DECEMBER 31, 2000
Items directly attributable to operating
  segments:
  gross lease revenue..........................    $ 43,288      $ 61,787      $ 32,530     $137,605
  direct operating expenses....................      (9,639)      (11,091)       (5,896)     (26,626)
                                                   --------      --------      --------     --------
  net lease revenue............................      33,649        50,696        26,634      110,979
  payments to container owners.................     (26,696)      (44,963)           --      (71,659)
  commissions, fees and other operating
     income....................................       1,317         1,702         2,007        5,026
  container depreciation.......................          --            --       (14,122)     (14,122)
  container interest expense...................          --            --        (9,070)      (9,070)
                                                   --------      --------      --------     --------
Operating profit before indirect items.........       8,270         7,435         5,449       21,154
                                                   ========      ========      ========     ========
Indirect allocations:
  interest income..............................          --           575           302          877
  depreciation.................................        (385)         (549)         (289)      (1,223)
  interest expense.............................         (96)         (133)          (68)        (297)
  selling, general and administrative
     expenses..................................      (5,107)       (5,513)       (2,963)     (13,583)
                                                   --------      --------      --------     --------
Operating profit...............................    $  2,682      $  1,815      $  2,431     $  6,928
                                                   ========      ========      ========     ========
Segment assets.................................    $ 14,793      $ 17,112      $159,766     $191,671
                                                   ========      ========      ========     ========
Expenditure for segment assets.................    $     20      $     29      $ 19,603     $ 19,652
                                                   ========      ========      ========     ========

Reconciliation of operating profit for reportable segments to income before taxes:

Operating profit............................................  $ 6,928
Gain on sale of investment..................................    3,631
Unallocated selling, general and administrative expenses....   (3,997)
Amortization of intangibles.................................     (710)
                                                              -------
Income before taxes.........................................  $ 5,852
                                                              =======

Reconciliation of assets for reportable segments to total assets:

Total assets for reportable segments........................  $191,671
General corporate assets....................................    39,222
                                                              --------
Total assets................................................  $230,893
                                                              ========

                                THE CRONOS GROUP

           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   OTHER
                                                  US LIMITED     CONTAINER      OWNED
                                                 PARTNERSHIPS     OWNERS      CONTAINERS     TOTAL
                                                 ------------    ---------    ----------    --------
YEAR ENDED DECEMBER 31, 1999
Items directly attributable to operating
  segments:
  gross lease revenue..........................    $ 43,912      $ 56,533      $ 31,695     $132,140
  direct operating expenses....................     (12,386)      (13,123)       (5,670)     (31,179)
                                                   --------      --------      --------     --------
  net lease revenue............................      31,526        43,410        26,025      100,961
  payments to container owners.................     (24,288)      (39,655)           --      (63,943)
  commissions, fees and other operating
     income....................................       1,356         2,170         2,423        5,949
  container depreciation.......................          --            --       (13,958)     (13,958)
  container interest expense...................          --            --       (10,267)     (10,267)
                                                   --------      --------      --------     --------
Operating profit before indirect items.........       8,594         5,925         4,223       18,742

Indirect allocations:
  interest income..............................          --           638           373        1,011
  depreciation.................................        (519)         (667)         (373)      (1,559)
  interest expense.............................        (179)         (234)         (129)        (542)
  selling, general and administrative
     expenses..................................      (5,564)       (5,496)       (3,153)     (14,213)
                                                   --------      --------      --------     --------
Operating profit...............................    $  2,332      $    166      $    941     $  3,439
                                                   ========      ========      ========     ========
Segment assets.................................    $ 18,496      $ 19,726      $150,643     $188,865
                                                   ========      ========      ========     ========
Expenditure for segment assets.................    $     58      $     75      $  3,950     $  4,083
                                                   ========      ========      ========     ========

Reconciliation of operating profit for reportable segments to income before taxes:

Operating profit............................................  $  3,439
Gain on sale of investment..................................     1,278
Unallocated selling, general and administrative expenses....    (2,356)
Amortization of intangibles.................................      (683)
                                                              --------
Income before taxes.........................................  $  1,678
                                                              ========

Reconciliation of assets for reportable segments to total assets:

Total assets for reportable segments........................  $188,865
General corporate assets....................................    43,002
                                                              --------
Total assets................................................  $231,867
                                                              ========

                                THE CRONOS GROUP

           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   OTHER
                                                  US LIMITED     CONTAINER      OWNED
                                                 PARTNERSHIPS     OWNERS      CONTAINERS     TOTAL
                                                 ------------    ---------    ----------    --------
YEAR ENDED DECEMBER 31, 1998
Items directly attributable to operating
  segments:
  gross lease revenue..........................    $ 54,677      $ 63,013      $ 39,856     $157,546
  direct operating expenses....................     (12,820)      (14,325)       (8,173)     (35,318)
                                                   --------      --------      --------     --------
  net lease revenue............................      41,857        48,688        31,683      122,228
  payments to container owners.................     (31,922)      (43,605)           --      (75,527)
  commissions, fees and other operating
     income....................................       1,347         2,349         1,259        4,955
  container depreciation.......................          --            --       (16,403)     (16,403)
  container interest expense...................          --            --       (15,124)     (15,124)
  impairment losses............................          --            --        (4,500)      (4,500)
                                                   --------      --------      --------     --------
Operating profit before indirect items.........      11,282         7,432        (3,085)      15,629
Indirect allocations:
  interest income..............................          --           584           570        1,154
  depreciation.................................        (565)         (651)         (412)      (1,628)
  interest expense.............................        (206)         (238)         (150)        (594)
  selling, general and administrative
     expenses..................................      (7,884)       (7,023)       (4,516)     (19,423)
  impairment losses............................        (694)         (800)         (506)      (2,000)
                                                   --------      --------      --------     --------
Operating profit (loss)........................    $  1,933      $   (696)     $ (8,099)    $ (6,862)
                                                   ========      ========      ========     ========
Segment assets.................................    $ 23,872      $ 21,121      $183,822     $228,815
                                                   ========      ========      ========     ========
Expenditure for segment assets.................    $    365      $    421      $  2,088     $  2,874
                                                   ========      ========      ========     ========

Reconciliation of operating profit for reportable segments to loss before taxes:

Operating loss..............................................  $ (6,862)
Unallocated selling, general and administrative expenses....    (1,741)
Amortization of intangibles.................................      (683)
Financing and recomposition expenses........................    (5,375)
Provision against available for sale securities.............    (1,929)
                                                              --------
Loss before taxes...........................................  $(16,590)
                                                              ========

Reconciliation of assets for reportable segments to total assets:

Total assets for reportable segments........................  $228,815
General corporate assets....................................    51,164
                                                              --------
Total assets................................................  $279,979
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

     Gross lease revenue from external customers by product comprised:

                                                               2000        1999        1998
                                                             --------    --------    --------
Dry cargo containers.......................................  $ 99,853    $ 93,813    $114,373
Refrigerated containers....................................    24,899      26,413      29,901
Tanks......................................................     6,481       7,050       8,269
Dry freight specials.......................................     6,372       4,864       5,003
                                                             --------    --------    --------
Total......................................................  $137,605    $132,140    $157,546
                                                             ========    ========    ========

     No single customer accounted for 10% or more of total revenues in the years ended December 31, 2000, 1999 and 1998, respectively.

     Almost all of the Group's lease revenue is earned on containers used by its customers in global trade routes. Accordingly, the Group believes that it does not possess discernible geographic reporting segments as defined in SFAS No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information".

3   ITEMS AFFECTING FOURTH QUARTER RESULTS OF OPERATIONS IN 1998

     In the fourth quarter of 1998 the Group recorded asset impairment and other charges, the aggregate of which increased the 1998 net loss by $11,929 ($1.35 per share). There were no such charges in the fourth quarters of 2000 and 1999, respectively.

A)  IMPAIRMENT LOSSES

     In December 1998, the Group recorded charges relating to the impairment of certain long-lived assets as required by SFAS 121.

     Impairment losses comprised:

                                                               1998
                                                              ------
  Container equipment.......................................  $4,500
  Building..................................................   2,000
                                                              ------
  Total.....................................................  $6,500
                                                              ======

i.   Container equipment

     In December 1998, management considered various proposals that would enable the Group to meet its short-term debt obligations. The Group concluded that it would be necessary to undertake certain transactions involving the sale of container equipment during 1999 and to utilize the proceeds generated to make short-term debt repayments. The carrying value of the assets identified for sale was $25,900 at December 31, 1998. The assets were reported as part of the Owned Container business segment. During sale negotiations with third party container owners, management concluded that the carrying value of the container equipment to be

                                THE CRONOS GROUP

           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

disposed of was not recoverable and a charge of $4,500 was made to impairment losses to record the assets at fair value. The container equipment contributed approximately $400 to income before income taxes in the year ended December 31, 1998.

     In the first six months of 1999, the Group sold equipment to third party container owners and US Limited Partnerships, with a carrying value of $19,700 (net of impairment charges of $3,800).

     The remaining assets with a carrying value of $1,700 (net of impairment charges of $700) were returned to service in 1999.

ii.  Building

     In December 1998, as part of a review process designed to increase profitability and improve liquidity, the Group evaluated the possibility of disposing of the head office of its container leasing operations, located in England, within a two-year period. Independent valuations were utilized to determine fair value. As a result of this review, management concluded that the carrying value of the building exceeded market value and was not recoverable. An impairment charge of $2,000 was recorded to state the building at fair value and was allocated to each segment on the basis of gross lease revenue in that segment. At December 1998, management had concluded that the building should continue to be held for use and any decision regarding disposal deferred until a later date. During 2000, management re-evaluated the market for real estate properties of this nature and the building was subsequently sold in June 2000 at a net gain of $300.

B)  OTHER ADJUSTMENTS

i.   Restructuring program

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

     - Leasing

     - Capital Markets and Investor Services

     - Finance and Administration

     This program, which commenced in December 1998 was substantially completed by June 1999 and involved the termination of 15 employees from the following employee groups:

Officers....................................................    3
Leasing & Operations........................................    9
Administration..............................................    2
Finance.....................................................    1
                                                              ---
Total.......................................................   15
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

                                THE CRONOS GROUP

           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

ii.   Available for sale securities

     In February 1999, management was advised that there were claims outstanding against certain of the Transamerica shares held in escrow (see Note 9). In December 1998, a charge of $1,929 was recorded to reduce the carrying value of these investments to $0.

4   FINANCING AND RECOMPOSITION EXPENSES IN 1998

     Financing and recomposition expenses comprise:

                                                              NOTES     1998
                                                              -----    ------
Restructuring plan..........................................    3      $2,000
Loan penalty fees...........................................            1,803
Loan extension costs -- legal and professional fees.........              738
Other legal and professional fees...........................              640
Audit and compliance........................................              194
                                                                       ------
                                                                       $5,375
                                                                       ======

I.   LOAN PENALTY FEES

     During 1998 the Group incurred loan penalty fee charges relating to the failure to repay certain loan facilities by the due date and to the subsequent extension of the loan agreements. The Group made loan penalty fee payments totalling $1,701 in 1998 and 1999 and the balance of $102 was credited to operations in 1999.

II.  LOAN EXTENSION COSTS -- LEGAL AND PROFESSIONAL FEES

     In 1998, the Group was charged for legal and other fees that had been incurred by certain financial institutions in connection with the negotiation and extension of loan facilities. In this regard, the Group made payments of $192 and $546 in the years ended December 31, 1999 and 1998, respectively.

III.  OTHER LEGAL AND PROFESSIONAL FEES

     During the year ended December 31, 1998, the Group incurred legal and other costs in connection with financing transactions, SEC matters, related party items and the restructuring of the Board of Directors and other senior management positions. The costs were paid as they were incurred.

IV.  AUDIT AND COMPLIANCE

     During 1998, additional audit and compliance costs were incurred in connection with the resignation of the independent public accountants of the Group, the SEC investigation (see Note 15) and with SEC filings. A payment of $194 was made during the year ended December 31, 1998.

                                THE CRONOS GROUP

           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5   INCOME TAXES

     The provision (benefit) for income taxes comprises:

                                                              2000      1999      1998
                                                              -----    -------    ----
Current taxes:
  Federal...................................................  $ (17)   $    75    $ --
  Foreign...................................................    717        637     309
                                                              -----    -------    ----
                                                                700        712     309
                                                              -----    -------    ----
Deferred taxes:
  Federal...................................................   (729)    (1,219)     (3)
  State.....................................................   (135)      (247)     --
  Withholding...............................................     11         --      --
  Foreign...................................................    789        518      --
                                                              -----    -------    ----
                                                                (64)      (948)     (3)
                                                              -----    -------    ----
Total provision (benefit) for income taxes..................  $ 636    $  (236)   $306
                                                              =====    =======    ====

     Differences between the provision (benefit) for taxes that would be computed at the US statutory rate and the actual tax provision (benefit) were:

                                                               2000       1999       1998
                                                              -------    -------    -------
Expected US federal provision (benefit).....................  $ 1,989    $   579    $(5,495)
Foreign income not subject to US corporate taxes............   (2,568)    (1,154)     5,341
Tax impact of net loss carried forward......................       --         --        516
State taxes (net of Federal tax benefit)....................     (102)      (158)        --
Foreign corporate taxes.....................................    1,507      1,155        309
Tax on unremitted retained earnings of subsidiaries.........       11         --         --
Release of valuation allowance..............................     (112)      (345)        --
Other.......................................................      (89)      (313)      (365)
                                                              -------    -------    -------
Actual tax provision (benefit)..............................  $   636    $  (236)   $   306
                                                              =======    =======    =======

     Income (loss) before income taxes comprises:

                                                               2000       1999        1998
                                                              -------    -------    --------
United States...............................................   (1,702)    (2,753)     (2,026)
Foreign.....................................................    7,554      4,431     (14,564)
                                                              -------    -------    --------
                                                              $ 5,852    $ 1,678    $(16,590)
                                                              =======    =======    ========

                                THE CRONOS GROUP

           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Temporary differences giving rise to the net deferred income tax liability as of the balance sheet date were:

                                                               2000      1999
                                                              ------    -------
ASSETS
Acquisition fees............................................  $2,017    $ 2,588
Losses carried forward......................................   1,092      1,945
Disallowed interest expense carried forward.................   1,491      1,489
Alternative minimum tax credit..............................      57         75
Other.......................................................      85        208
                                                              ------    -------
Total deferred income tax assets............................   4,742      6,305
                                                              ------    -------
LIABILITIES
Depreciation................................................   6,102      7,257
Partnership income taxable in different periods for book and
  tax purposes..............................................   1,554      1,926
Unremitted retained earnings of subsidiaries................     277        265
Valuation allowance.........................................     772        884
                                                              ------    -------
Total deferred income tax liabilities.......................   8,705     10,332
                                                              ------    -------
Net deferred income tax liabilities.........................  $3,963    $ 4,027
                                                              ======    =======

     Tax losses have arisen in certain US entities. As of December 31, 2000 the deferred tax asset associated with these losses carried forward will expire as follows:

2001........................................................  $ 25
2002........................................................    46
2003........................................................   107
2004........................................................    74
2005........................................................    46
2006 and thereafter.........................................   474
                                                              ----
Total.......................................................  $772
                                                              ====

     At December 31, 2000, the Group had net operating loss carryforwards available of approximately $1,301, $3,699 and $1,063 for federal, state and foreign income taxes, respectively, to offset future income tax liabilities. The expected tax effect of these losses is reflected as a deferred tax asset. A valuation allowance has been established since the realization of tax benefits of net operating loss carryforwards is not assured. The amount of the valuation allowance is reviewed on a quarterly basis.

     The Group has a potential deferred income tax liability on unremitted retained earnings of certain subsidiaries. Upon remittance of such earnings to the parent company, tax may be withheld by certain jurisdictions in which the Group operates. Management has considered the Group's remittance intentions in arriving at the related provision for deferred income taxes. The total potential amount of such deferred income taxes not provided at December 31, 2000 and 1999 was $786 and $1,040, respectively, based on unremitted earnings of $2,620 and $3,466, respectively.

                                THE CRONOS GROUP

           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

6   AMOUNTS DUE FROM LESSEES

a)  Lease rentals

     As of December 31, 2000 the minimum lease rentals receivable in future years under term operating leases were:

2001.......................................................  $22,301
2002.......................................................   15,421
2003.......................................................   10,745
2004.......................................................    7,179
2005.......................................................    2,980
2006 and thereafter........................................    3,468
                                                             -------
Total......................................................  $62,094
                                                             =======

     Contingent rentals approximated 75%, 70% and 71% of gross lease revenue in the years ended December 31, 2000, 1999 and 1998, respectively.

b)  Allowance for doubtful accounts

     The activity in the allowance for doubtful accounts was:

                                                               2000       1999       1998
                                                              -------    -------    -------
Balance, January 1..........................................  $ 3,569    $ 4,446    $ 3,106
Provision for doubtful accounts.............................    1,326      1,331      4,602
Write-offs, net of recoveries...............................   (2,130)    (2,208)    (3,262)
                                                              -------    -------    -------
Balance, December 31........................................  $ 2,765    $ 3,569    $ 4,446
                                                              =======    =======    =======

7   NEW CONTAINER EQUIPMENT FOR RESALE

     Activity during the year in new container equipment for resale was:

                                                                2000        1999       1998
                                                              --------    --------    -------
Beginning of year...........................................  $  2,535    $    315    $ 8,202
Container purchases.........................................    45,592      20,640        671
Container disposals
  sold to container owners..................................   (33,258)    (18,420)    (8,558)
  transferred to long term ownership of container
     equipment..............................................    (3,079)         --         --
                                                              --------    --------    -------
End of year.................................................  $ 11,790    $  2,535    $   315
                                                              ========    ========    =======

     As part of organizing the US public limited partnerships the Group purchases containers for resale to these partnerships. For the years ended December 31, 2000, 1999 and 1998 containers purchased and resold to these partnerships amount to $6,425, $964 and $0, respectively. These transactions were entered into on normal commercial terms.

                                THE CRONOS GROUP

           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

8   NET INVESTMENT IN DIRECT FINANCING LEASES

     The Group, as lessor, has entered into various leases of equipment that qualify as direct financing leases.

     The minimum lease receivables under these direct financing leases, net of unearned income, are as follows:

                                                             NET LEASE       UNEARNED      TOTAL LEASE
                                                            RECEIVABLES    LEASE INCOME      RENTALS
                                                            -----------    ------------    -----------
December 31, 2000.........................................    $   99           $  3          $  102
                                                              ======           ====          ======
December 31, 1999.........................................    $1,090           $113          $1,203
                                                              ======           ====          ======

9   INVESTMENTS, INCLUDING INVESTMENTS IN RELATED PARTIES

     Investments comprise:

                                                              2000    1999
                                                              ----   ------
Investment in US Limited Partnerships.......................  $  1   $   34
Investment securities available for sale:
  cost......................................................   183      396
  unrealized holding gain...................................   444    1,277
                                                              ----   ------
                                                              $628   $1,707
                                                              ====   ======

I.   INVESTMENT IN US LIMITED PARTNERSHIPS

     The Group has a general partnership investment and a further limited partnership investment in eight sponsored funds. These general and limited partner investments are accounted for using the equity method. For several of the limited partnership investments, distributions have exceeded the sum of the investment in the partnership and the profit recognized under the equity method by a total of $493 and $327 at December 31, 2000 and 1999, respectively. For these partnerships, the net balance is included in Amounts payable to container owners.

II.  INVESTMENT SECURITIES

     At December 31, 1998, the Group had an interest in 56,580 shares in Transamerica. Of these shares, a total 44,254 were held in three escrows pending final determination of post-closing reports and adjustments. A further 11,336 shares were held in escrow by Transamerica as security for a tax indemnification agreement.

     In February 1999, the Group was advised that claims had been made against the 44,254 shares, for amounts in excess of the value of the shares held. In addition, the number of shares held as security for the tax indemnification agreement was reduced. Therefore, in December 1998, the Group recorded a total charge of $1,929 to reverse a related unrealized holding gain recorded in 1996, on the merger (the "Merger") of Transamerica and Trans Ocean Limited. This comprised a charge of $176 to reflect a reduction in the number of shares originally held, together with a charge of $1,753 to reduce the carrying value of the 44,254 escrowed shares to $0.

     In July 1999, Aegon N.V. ("Aegon") acquired Transamerica. Under the terms of the takeover agreement, the Group was entitled to receive a cash payment of $23.40 together with 0.71813 Aegon shares for each Transamerica share held.

                                THE CRONOS GROUP

           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     In September 1999, the Group was notified that one of the three escrows had been settled and received a cash payment of $278 together with 15,524 shares in Aegon which were sold for a consideration of $1,000. The Group recognized a $1,278 gain which is reported on the statement of operations as a gain on conversion of investment and a realized holding gain.

     The gain on conversion is computed as the excess number of shares released from escrow over the number of shares previously recognized multiplied by the approximate share value on the Merger date. The realized holding gain is computed as the total number shares released from escrow multiplied by the share appreciation between the Merger date and the date of sale.

     At December 31, 1999, the Group had an interest in 68,531 shares in Aegon. Of these shares, a total of 50,828 were held in two escrows pending final determination of post-closing reports and adjustments and a further 16,281 shares were held in escrow under the terms of the tax indemnification agreement.

     During the year ended December 31, 2000, the Group recorded a gain of $3,170 resulting from the settlement and sale of shares in the two escrow accounts held pending final determination of post-closing reports and adjustments. In addition, the Group recorded a gain of $461 in connection with an interim settlement of the escrow subject to the terms of the tax indemnification agreement.

     During 2000, Aegon announced a 2-for-1 common share split, for each common share held. At December 31, 2000, the Group had an interest in 16,281 shares in Aegon.

10  CONTAINER EQUIPMENT

     The activity in container equipment for the years ended December 31, 2000 and 1999 was:

COST
Balance, December 31, 1998..................................  $227,883
Additions...................................................     3,907
Disposals...................................................   (26,670)
                                                              --------
Balance, December 31, 1999..................................   205,120
Additions...................................................    19,587
Disposals...................................................    (5,182)
                                                              --------
Balance, December 31, 2000..................................  $219,525
                                                              ========
ACCUMULATED DEPRECIATION
Balance, December 31, 1998..................................  $ 59,640
Depreciation expense........................................    13,958
Disposals...................................................    (6,025)
                                                              --------
Balance, December 31, 1999..................................    67,573
Depreciation expense........................................    14,122
Disposals...................................................    (2,921)
                                                              --------
Balance, December 31, 2000..................................  $ 78,774
                                                              ========
BOOK VALUE
December 31, 2000...........................................  $140,751
                                                              ========
December 31, 1999...........................................  $137,547
                                                              ========

     The depreciation expense in 1998 was $16,403

                                THE CRONOS GROUP

           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

11  INTANGIBLE ASSETS

     The activity in the intangible assets was:

                                                              PATENTS    GOODWILL     TOTAL
                                                              -------    --------    -------
COST
Balance, December 31, 1998..................................  $2,096     $16,231     $18,327
Additions...................................................      --          --          --
                                                              ------     -------     -------
Balance, December 31, 1999..................................   2,096      16,231      18,327
Additions...................................................      --          --          --
                                                              ------     -------     -------
Balance, December 31, 2000..................................  $2,096     $16,231     $18,327
                                                              ======     =======     =======
ACCUMULATED AMORTIZATION
Balance, December 31, 1998..................................  $  438     $ 3,801     $ 4,239
Amortization expense........................................     188         495         683
                                                              ------     -------     -------
Balance, December 31, 1999..................................     626       4,296       4,922
Amortization expense........................................     186         524         710
                                                              ------     -------     -------
Balance, December 31, 2000..................................  $  812     $ 4,820     $ 5,632
                                                              ======     =======     =======
BOOK VALUE
December 31, 2000...........................................  $1,284     $11,411     $12,695
                                                              ======     =======     =======
December 31, 1999...........................................  $1,470     $11,935     $13,405
                                                              ======     =======     =======

     The amortization expense in 1998 was $683.

I.   GOODWILL

     Goodwill arose on the acquisition in 1990 of Intermodal Equipment Associates and the acquisition in 1996 of Intermodal Management AB.

     Goodwill is amortized on a straight line basis over an original period of 40 years.

II.  CELLULAR PALLETWIDE CONTAINER (CPC) & SLIMWALL CPC PATENTS

     The Group entered into agreements (the "Agreements") to acquire the patent rights relating to the Cellular Palletwide Container ("CPC"), the Slimwall CPC and the intellectual property of Cargo Unit Containers Limited ("CUC") in August 1996 for a total consideration of $2,096 from a third party ("the Seller"). In April 2000, the Group entered into another agreement with the Seller which provided that, in consideration for the sum of $1,000, the Group would fully discharge any liabilities for accrued royalties, acquire full right, title and interest that the Seller may have had to receive royalties in the future and acquire all residual rights as the Seller had or may have had under the Agreements. The cost of the patents is amortized on a straight line basis over a period of between 4 - 40 years depending on the patent type as follows:

CPC patents.................................................   4 - 12 years
Cargo Unit Containers Limited -- patents....................  11 - 17 years
Cargo Unit Containers Limited -- trademark..................       40 years

                                THE CRONOS GROUP

           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

12  OTHER ASSETS

     Other assets includes the following items:

                                                               2000      1999
                                                              ------    ------
Residual interests in leased containers.....................   7,305     7,305
Retention deposits..........................................   4,054     3,798
Deposits held in escrow for third party container owners....     919     2,026
Other deposits held in escrow...............................     255       531
Unamortized loan origination fees...........................   2,477     3,351
Prepaid expenses............................................   1,145       426
Other.......................................................   1,725     1,752
                                                              ------    ------
                                                              17,880    19,189
                                                              ======    ======

I. In 1998 and 1997, in partial consideration for container sales to a third party container owner of $3,914 and $25,800, respectively, the Group received a residual interest in the containers in the form of non-interest bearing loan notes totalling $7,305. The loan notes fall due for repayment after certain other loan notes due to third parties have been repaid from funds generated from the containers, which are managed by the Group. It is anticipated that the loan notes will not be repaid until 2006 at the earliest. The Group has the option to acquire 75% of the container owning company for one US dollar in August 2006.

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

     Consistent with this approach, management has conducted a discounting exercise on the future revenues to be generated from both the loan notes and exercise of the option, based on historic and projected trends on per diem revenues, utilization and container disposal proceeds. The Company considers that the combined present values of both of these instruments exceed the carrying value of the loan notes.

II. Amounts of $4,054 and $3,798 were held as retention deposits by financial institutions in connection with long term funding transactions at December 31, 2000 and 1999, respectively. At December 31, 2000, the remaining release dates for these amounts ranged from between 2000 and 2005 in accordance with the terms of the funding transactions (see Note 13).

III. At December 31, 2000 and 1999, deposits of $919 and $2,026, respectively, were held in escrow accounts relating to amounts due to third party container owners (see Note 15).

IV. At December 31, 2000 and 1999 amounts of $255 and $531, respectively, were held as a restricted cash deposit in an escrow account under the terms of a tax indemnification agreement (see Note 9).

13  DEBT AND LEASE OBLIGATIONS

     As of December 31, 2000, the Group had $99,379 of term facilities (including capital lease financing) under which $99,379 was outstanding and $6,500 of credit facilities under which $0 was outstanding. Interest rates under these facilities ranged from 6.5% to 9.6%. The terms of these facilities extend to various dates through 2010.

                                THE CRONOS GROUP

           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Debt and capital lease obligations are comprised of:

                                                                                     INTEREST
                                                               2000        1999       RATES %
                                                              -------    --------    ---------
Debt:
  Floating rate debt, due 2004..............................  $34,055    $ 48,125    7.6 - 8.3
  Fixed rate debt, due 2004.................................   19,099      21,399          8.7
  Floating rate debt, due 2004..............................   12,286      14,857    7.7 - 8.0
  Other loans, due 2000 -- 2004.............................    4,871      13,622    8.1 - 9.6
                                                              -------    --------
Total debt..................................................   70,311      98,003
Obligations under capital leases, due 2000 -- 2010..........   29,068      11,975    6.5 - 8.6
                                                              -------    --------
Total.......................................................  $99,379    $109,978
                                                              =======    ========

A)  DEBT

     Debt is comprised of:

                                                               2000       1999
                                                              -------    -------
Long-term debt:
Bank term loans
  fixed rate................................................  $20,571    $29,698
  variable rate.............................................   49,740     68,305
                                                              -------    -------
                                                               70,311     98,003
Less: current maturities of long term debt..................   14,445     14,390
                                                              -------    -------
                                                              $55,866    $83,613
                                                              =======    =======

     Bank loans are secured by the Group's container equipment with installments payable through 2004 and with interest rates fixed or floating dependent upon the facilities. The weighted average interest rates for the years ended December 31, 2000, 1999 and 1998 were 8.4%, 8.4%, and 9.0%, respectively.

     As of December 31, 2000, the estimated fair value of fixed rate long-term debt was $20,394 (1999 -- $29,504) for which the carrying value was $20,571 (1999 -- $29,698). The fair value of fixed rate long-term debt has been calculated using the market rates prevailing at December 31, 2000 and 1999.

     On August 2, 1999, the Group refinanced approximately $47,800 of its short-term and other indebtedness by establishing a Loan Facility (the "Loan Facility") with Fortis Bank N.V., a Dutch financial institution, as agent for itself and First Union National Bank. The Group borrowed $50,000 under the Loan Facility for the purpose of acquiring containers from three other direct or indirect wholly-owned subsidiaries of the Company and paying certain fees associated with the establishment of the Loan Facility and the fees of certain former lenders. The cash proceeds were utilized to repay $47,800 in principal due by the Group to eight different creditors or groups of creditors of the Group.

     In conjunction with the new facility, the Group agreed to new quarterly financial covenants relating to minimum tangible net worth, maximum level of total liabilities to tangible net worth, interest expense coverage and debt service, and other covenants relating to the filing of financial statements and management information with its current lenders. The Group was in compliance with such covenants at December 31, 2000.

                                THE CRONOS GROUP

           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     As of December 31, 2000, the annual maturities of debt were:

2001.......................................................  $14,445
2002.......................................................   14,008
2003.......................................................   14,848
2004.......................................................   27,010
                                                             -------
Total......................................................  $70,311
                                                             =======

B)  CAPITAL LEASE OBLIGATIONS

     The cost and net book value of assets acquired through capital leases was $36,437 and $29,248, respectively, at December 31, 2000, ($20,696 and $13,672, respectively, at December 31, 1999). Amortization in respect of these leases is included in depreciation expense. The aggregate capital lease obligations are secured by container equipment.

     As of December 31, 2000, the minimum lease payments under capital leases representing interest and principal were:

                                                              PRINCIPAL    INTEREST     TOTAL
                                                              ---------    --------    -------
2001........................................................   $ 3,706      $2,250     $ 5,956
2002........................................................     4,027       1,949       5,976
2003........................................................     4,521       1,622       6,143
2004........................................................     4,609       1,268       5,877
2005........................................................     3,478         863       4,341
2006 and thereafter.........................................     8,727       1,729      10,456
                                                               -------      ------     -------
Total.......................................................   $29,068      $9,681     $38,749
                                                               =======      ======     =======

     At December 31, 1999 the current maturities under capital leases were $2,187.

C)  OPERATING LEASES

i.   Group as lessee

     The Group leases container equipment, computer equipment and office space under operating leases. The total rental expense was $10,291, $10,339 and $8,049 for the years ended December 31, 2000, 1999 and 1998, respectively.

     Rental expense for containers, the majority of which is contingent as described in Note 1, is shown in the Statement of Operations as Payments to container owners. Rental expense for those leases which carry fixed payment terms was $8,675, $8,783, and $6,456 for the years ended December 31, 2000, 1999 and 1998, respectively.

     Rental expense for computer equipment and office space was $1,616, $1,556 and $1,593 for the years ended December 31, 2000, 1999 and 1998, respectively.

                                THE CRONOS GROUP

           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     As of December 31, 2000 future minimum lease payments under these non-cancellable operating leases were:

2001.......................................................  $10,880
2002.......................................................   10,198
2003.......................................................    6,405
2004.......................................................    5,445
2005.......................................................    3,839
2006 and thereafter........................................   11,764
                                                             -------
Total......................................................  $48,531
                                                             =======

ii.  Group as lessor

     The Group sub-leases containers to ocean carriers under operating leases, as described in Note 1. The Group also sub-leases office space and earned revenue of $315, $250 and $211 for the years ended December 31, 2000, 1999 and 1998, respectively.

     Rental income from sub-leasing containers owned by third party container owners to ocean carriers was $105,075, $100,445 and $117,690 for the years ended December 31, 2000, 1999 and 1998, respectively (see Note 2). These amounts are included in Gross lease revenue in the statement of operations.

     Future sub-lease rentals for containers leased under operating leases to ocean carriers under non-cancellable term leases are included in the amounts shown in Note 6.

14  DEFERRED INCOME AND DEFERRED ACQUISITION FEES

     Deferred income and deferred acquisition fees comprise:

                                                               2000      1999
                                                              ------    -------
Advance billings............................................  $1,577    $ 1,954
Deferred acquisition fees...................................   6,815      8,479
                                                              ------    -------
                                                              $8,392    $10,433
                                                              ======    =======

     The recognition of deferred acquisition fees is not contingent upon the performance or continuation of any of the agreements to which they relate. On the termination of an agreement, any deferred fees are recognized immediately. As of December 31, 2000 deferred acquisition fees are scheduled to be recognized as follows:

2001........................................................  $1,572
2002........................................................   1,312
2003........................................................   1,138
2004........................................................     900
2005........................................................     675
2006 and thereafter.........................................   1,218
                                                              ------
Total.......................................................  $6,815
                                                              ======

                                THE CRONOS GROUP

           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

15  COMMITMENTS AND CONTINGENCIES

I.   COMMITMENTS

     The Group had outstanding orders to purchase container equipment at December 31, 2000 of $503. These orders relate to containers to be purchased for container owners and for the Group.

II.  GUARANTEE

     During 2000, the Group provided a guarantee under a $5,000 third party loan note (the "Note") to a US Limited Partnership. Under the terms of the guarantee, the Group may be liable for any principal and interest outstanding under the terms of the Note in the event of a default by the US Limited Partnership.

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

IV.  CONTINGENCIES -- AUSTRIAN ALLEGATIONS

     Since 1983, the Group has managed containers for Austrian investment entities sponsored by companies owned or controlled by Contrin Holding S.A., a Luxembourg holding company ("Contrin") and for Contrin itself.

     The Group is in a dispute with Contrin over funds that Contrin claims to have remitted to the Group for the purchase of containers. Contrin claims that in 1994 it transmitted $2,600 to the Group for the purchase of containers. The Group did not receive these funds and believes that the funds were diverted to an account controlled by Stefan M. Palatin, a former Chairman and Chief Executive Officer of the Group, and that this was known or should have been known by Contrin. The Group also believes that the bank that received the funds, Barclays Bank PLC ("Barclays"), may be at fault. In addition, the Group has determined that a distribution of $400 to third party Contrin investors was paid by the Group in December 1994 into the same bank account into which the $2,600 was apparently deposited.

                                THE CRONOS GROUP

           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     In December 1997, further to legal and other consultations, the Group recorded an accrual of $3,400 relating to the alleged transfer of $2,600, the related interest, plus the estimated settlement costs of this and other claims by Contrin. On December 31, 2000, the balance of this accrual was $3,100.

     In August 2000, Contrin filed an action in the Luxembourg District Court against the Group seeking recovery of $2,600, together with interest and costs. In January 2001, the Group responded to Contrin's complaint, requesting that the District Court dismiss the proceeding for lack of jurisdiction over the dispute. The Group intends to contest Contrin's claims, on the merits, if its motion to dismiss is not granted, but is unable to predict the outcome of the dispute.

     To preserve its rights of indemnity in the face of Contrin's claims, the Group, on June 1, 2000, filed a protective claim in the High Court of Justice, London, England, against Mr. Palatin and his wife. By its claim, the Group seeks to establish that the Palatins' are liable to the Group for any liability, which the Group may have to Contrin arising out of the 1994 transfers. The Palatins', through their counsel, are contesting the jurisdiction of the High Court of Justice over them. The hearing on the Palatins' motion to dismiss the proceeding for lack of jurisdiction is scheduled to be heard on April 6, 2001.

     On July 13, 2000, the Group also filed a protective claim against Barclays in the High Court of Justice, London, England. By its claim, the Group seeks a declaration that Barclays is liable to the Group for $2,600, plus interest and costs, arising out of Contrin's 1994 transfer to an account with Barclays in the name of Ms. Palatin. Now that Contrin has initiated its action against the Group, the Group is pursuing an examination of documents from Barclays to evaluate whether the Group can prosecute its claim of indemnity against Barclays.

     Contrin investors have also made claims with respect to alleged transactions between third parties and companies alleged to be connected to Mr. Palatin, including Transocean Equipment Manufacturing and Trading Limited ("TOEMT"), involving the purchase and sale of containers in a manner designed to secure a tax mitigation advantage to those third parties. It is alleged that sums remain owing to the third parties by one or more of these companies in connection with the pre-arranged trading in containers. Current management of the Company believes that the Group was not involved in these transactions, that the Group had no access to the records of the alleged transactions and insofar as the Group has managed the containers, the Group has acted in accordance with instructions from authorized representatives of the third parties.

     In response to the actions taken by Contrin, the Group terminated certain of its management agreements with Contrin entities in 1998. New management agreements were signed in December 1999. The costs associated with terminating the old and executing the new agreements were immaterial.

     The gross lease revenue and income before income taxes attributable to the equipment managed under the terms of the terminated management agreements approximated:

                                                               1998
                                                              ------
Gross lease revenue.........................................  $2,127
                                                              ------
Income before income taxes..................................  $  334
                                                              ------

     Management considers that prudent provision has been made in the financial statements for the matters noted above. There is a reasonable possibility that a material change could occur with respect to these commitments and contingencies within one year of the date of these financial statements. In such an event, management estimates that possible losses could exceed the amount accrued by $1,700.

                                THE CRONOS GROUP

           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

V.    CONTINGENCIES -- TOEMT

     TOEMT, which is currently in liquidation in the United Kingdom, has been separately registered in the same name in both the United Kingdom and the Isle of Man. At December 31, 2000 and 1999, the Group had $919 and $531, respectively, in amounts payable to TOEMT on deposit in an escrow bank account pending resolution of certain matters relating to the liquidation process. Over the past year, the Group has become aware that more than one creditor of TOEMT may claim an interest in the distributions made by the Group with respect to the containers owned by TOEMT. At the present time, the Group has insufficient information to evaluate the competing claims or to determine whether the Group may have any liability to the competing creditors for the prior distributions made with respect to the TOEMT containers.

16  COMMON SHARES

                                                              2000         1999         1998
                                                            ---------    ---------    ---------
Common shares outstanding:
At beginning of year......................................  9,158,378    8,858,378    8,858,378
New common shares issued..................................         --      300,000           --
                                                            ---------    ---------    ---------
At end of year............................................  9,158,378    9,158,378    8,858,378
                                                            =========    =========    =========

     On December 11, 1998, an option to purchase 300,000 common shares was granted to Mr. Tietz on his appointment as Chief Executive Officer (see Note
17).

     On June 3, 1999, the 1999 Stock Option Plan ("the Plan") was approved by the Board of Directors. The plan authorizes the issuance of 500,000 common shares to key employees (see Note 17).

     In August 1999, the Company issued an additional 300,000 common shares and warrants to purchase 200,000 common shares in connection with the Group's refinancing of approximately $47,800 of its short term and other indebtedness (see Note 13). The warrants are exercisable at $4.41 per share and expire on August 15, 2004, plus ninety days or, if later, the date on which there has been full repayment of the monies borrowed under the associated refinancing. Using a Black Scholes model, the fair value of the warrant was determined to be $246 and such amount was credited to Additional paid-in capital. The corresponding debt discount has been deferred and is being amortized over the life of the associated refinancing using the interest method in accordance with SFAS 91.

     On October 29, 1999, a Shareholder Rights Plan (the "Rights Plan") was adopted. Under the Plan one common share purchase right was distributed as a dividend on each share of the Company's common shares as of the close of business on October 25, 1999. The rights will be attached to and trade with all certificates representing common shares. The rights expire on October 28, 2009, and are redeemable by the Company at any time prior to this date. The rights will only be exercisable on the acquisition by any person or related group of persons of 20% or more of the Company's common shares. The rights will entitle the holder, with the exception of the acquiring person or group, to purchase a specified number of the Company's common shares for 50% of their market value at that time. The rights will not be triggered if the Company's Board of Directors has previously approved such an acquisition.

     All common shares rank equally in respect of shareholder rights.

                                THE CRONOS GROUP

           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

17  STOCK BASED COMPENSATION

     Stock based compensation comprises:

A)  MANAGEMENT EQUITY INVESTMENT PLAN ("MEIP")

     In November 1994, the Company introduced the MEIP for key employees of the Company. A total of 440,000 common shares have been reserved for issuance under the MEIP. As of December 31, 2000, outstanding options to acquire 102,600 common shares were held by 13 employees. The main terms of the plan are as follows:

i. The MEIP consists of "option units" and options to acquire common shares of the Company ("share options"). Each option unit grants the key employee the right to acquire four common shares of the Company at four different exercise prices. The key employee must pay an option unit price to acquire such rights. Upon payment of the option unit price, the related share options become immediately exercisable. The exercise price for both the option units and the share options was determined at the date of grant.

ii. During 1995 and 1996, 54,000 share options became exercisable. No option units were purchased subsequent to 1996.

iii. Members of the MEIP may only exercise vested options within seven years of November 25, 1994, the date of grant. Unexercised options will expire thereafter. There were no new option units granted subsequent to November 25, 1994. As of December 31, 2000, unexercised options have a remaining contractual life of 11 months.

     The granting of the options did not result in additional compensation in 2000 for the key employees who have joined the MEIP. As of December 31, 2000, the options are estimated to have a $0 fair value based on the share price at that date and the exercise prices. Total compensation cost recognized in the income statement for MEIP stock-based employee compensation was $0 for each of 2000, 1999 and 1998. The net income (loss) and net income (loss) per share of the Group would be unchanged if the compensation cost for the MEIP had been determined in accordance with SFAS 123.

     As of December 31, 2000, outstanding unpaid options amount to $79, and are reported as Share Subscriptions Receivable within Shareholders' Equity. The exercise price for each option unit and related share option at December 31, 2000 was as follows:

                                                      NUMBER          OPTION         SHARE
                                                    OF SHARES       UNIT PRICE    OPTION PRICE
                                                  AT DECEMBER 31    PER SHARE      PER SHARE
                                                  --------------    ----------    ------------
Option 1........................................      25,650          $1.43          $14.30
Option 2........................................      25,650          $1.56          $15.60
Option 3........................................      25,650          $1.69          $16.90
Option 4........................................      25,650          $1.82          $18.20
                                                     -------
          Total.................................     102,600
                                                     =======

     The options purchased by key employees represent a potential ownership interest, on a fully diluted basis, of 1% of common shares. Options over 10,800 shares lapsed during the year as a result of eligible employees leaving the Company.

B)  STOCK OPTIONS

     In December 1998, the Company granted Mr. Tietz, on his appointment as Chief Executive Officer of the Company, the option to acquire 300,000 common shares in the Company at an exercise price of $4.375 per

                                THE CRONOS GROUP

           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

share, the closing price of the common shares on the date of the grant. The term of the option is ten years, and may be exercised, in whole or in part, at any time from the date of grant. The fair value of the option at the date of the grant was $683. In order to determine fair value, the Company used the Black Scholes model using a risk-free interest rate of 8%, an expected life of 10 years, an expected volatility of 13.9% and no expected dividends. Payment for the shares is to be by cash, the surrender of shares of the Company's common shares already owned by the employee (valued at their fair market value on the date of the surrender), or an alternate form of payment as may be approved by the Company's Compensation Committee. The number and price of shares subject to the option will be adjusted in the event of any stock split, declaration of a stock dividend, or like changes in the capital stock of the Company. The option is not transferable other than by will or the laws of descent and distribution. No rights as a shareholder of the Company shall accrue until such time as the shares are purchased under the option. There were no options exercised, granted or forfeited during 2000. There were no significant modifications of outstanding awards during 2000. If the stock options had been accounted for under SFAS 123 the impact on the Company's net income (loss) and net income (loss) per share would have been as follows:

                                                          2000      1999       1998
                                                         ------    ------    --------
Net income (loss):
  as reported..........................................  $5,216    $1,914    $(16,896)
  pro forma............................................   5,216     1,914     (17,346)
Net income (loss) per share (basic and diluted):
  as reported..........................................  $ 0.57    $ 0.21    $  (1.91)
  pro forma............................................  $ 0.57    $ 0.21    $  (1.96)

C)  STOCK APPRECIATION RIGHTS

     On October 13, 1999, the Board resolved to grant stock appreciation rights ("SARs") to a key executive on 200,000 share units. A share unit is defined as the equivalent of one common share of the Company. The grant of the SARs entitles the grantee to receive cash payments from the Company as provided for in the SAR agreement. The share units were granted at a grant price of $4.375 per share unit. As of the date of the award the closing price of the Company's common shares was $4.875 per share. The share units are exercisable over a period of three years, with one-third of the share units exercisable on each of the first three anniversaries of the date of grant.

     In addition, on October 13, 1999, the Board approved the grant of 60,000 SARs representing 15,000 share units for each current non-employee director, with a grant price of $4.094. On October 13, 1999, the closing price of the Company's common shares was $4.875 per share. The share units vest over a period of three years, with one-third vesting each year on the earlier of the anniversary of the date of grant, or seven days before the next scheduled annual meeting of shareholders for that year.

     If a grantee of share units resigns from the Company or is terminated (other than for cause) by the Company within twelve months following a "change in control", then the share units become fully exercisable, at any time within 90 days after the date of such resignation or termination. If not exercised the share units shall lapse and terminate. The share units similarly vest in the event that a grantee is terminated by the Company without cause, or upon a grantee's permanent disability or death. A "change in control" is defined to include the acquisition by any person or related group of persons of 20% or more of the common shares of the Company. The share units are also fully exercisable upon any merger of the Company with another corporation or the sale of substantially all of the assets of the Company.

     The share units may be redeemed only for cash and not for the Company's common shares. A grantee is entitled to an "award payment" at the time of exercise of share units, equal to the excess if any, of the fair

                                THE CRONOS GROUP

           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

market value of a share of common shares on the date of exercise over the grant price, multiplied by the number of exercised share units. The number of share units is subject to adjustment in the event of any subdivision of the outstanding common shares of the Company, the declaration of a dividend payable in common shares of the Company, or like events. In all events, the share units may not be exercised beyond October 12, 2009. The grant of share units does not entitle the grantee to any rights as a shareholder of the Company.

     In accordance with SFAS 123 the compensation expense incurred in respect of SAR's is estimated using the price of the Company's common shares on the balance sheet date as a surrogate for the price on the date of exercise. A liability is created for the estimated compensation expense and is adjusted up or down for each balance sheet date for changes in the price of the Company's stock. Compensation expense of $62 and $13 was recognized for the years ended December 31, 2000 and 1999, respectively.

     No units were redeemed during the year ended December 31, 2000.

D)  1999 STOCK OPTION PLAN

     The 1999 Stock Option Plan ("the Plan"), was approved by the Board of Directors on June 3, 1999, and by the Shareholders at the 1999 Annual Meeting on January 13, 2000. The Plan is designed to attract, motivate and retain key employees. The Plan authorizes the issuance of 500,000 common shares and permits the Company to award to key employees incentive options and non-qualified stock options. The number of shares available for issuance under the Plan may be adjusted in the event of any subdivision of the outstanding shares of the common shares of the Company, the declaration of a dividend payable in common shares of the Company, or like events. The aggregate number of stock options that may be awarded to any eligible employee over the term of the Plan is limited to 80,000 shares. The exercise price of a stock option will be determined by the Company's Compensation Committee, but will not be less than the fair market value of the Company's common shares at the date of grant. The exercise price of a stock option may be paid in cash or previously owned stock or both. The Plan terminates on December 31, 2002, after which no awards will be made.

     On February 4, 2000, the Compensation Committee of the Board authorized the grant of options for 420,000 shares of common shares to eight officers of subsidiaries of the Company at an exercise price of $5.25 per share. The options will vest and be exercisable at the rate of 25% per year over the next four years. The fair value of the option at the date of the grant was $639. In order to determine fair value, the Company used the Black Scholes model using a risk-free rate of 8%, an expected life of 3 years, an expected volatility of 2.94% and no expected dividends. If the stock options had been accounted for under SFAS 123 the impact on the Company's net income and net income per share would have been as follows:

                                                               2000
                                                              ------
Net income:
  as reported...............................................  $5,216
  pro forma.................................................   4,816
Basic net income per share:
  as reported...............................................  $ 0.57
  pro forma.................................................  $ 0.53
Diluted net income per share:
  as reported...............................................  $ 0.57
  pro forma.................................................  $ 0.52

                                THE CRONOS GROUP

           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

E)  THE CRONOS GROUP NON-EMPLOYEE DIRECTOR'S EQUITY PLAN

     The Non-Employee Director's Equity Plan ("the Equity Plan"), was approved by the shareholders at the 2000 Annual Meeting on January 10, 2001. The Plan is designed to attract, motivate and retain non-employee directors of outstanding ability and assisting the Company in promoting a greater identity of interest between the Company's non-employee director's and its shareholders. A non-employee Director will participate in the Equity Plan in two ways: by electing to receive, in lieu of the cash compensation otherwise payable to the non-employee Director, an award of "director's stock units", and through the receipt of non qualified stock options ("director's options") to acquire common shares of the Company. The number of shares available for issuance under the Plan may be adjusted in the event of any subdivision of the outstanding common shares of the Company, the declaration of a dividend payable in common shares of the Company, or like events. Each non-employee Director will be granted the option to purchase 15,000 shares of common shares. On each anniversary of the first date of grant, the non-employee Director's shall automatically be granted a director's option to purchase an additional 15,000 common shares. The exercise price of each director's option will be the average of the fair market value of the common shares for the twenty trading days immediately preceding the date of grant of the director's options. The Equity Plan terminates on 31 December, 2003, after which no awards will be made.

     A total of 275,000 common shares will be available for issuance under the Plan, both to supply shares for the settlement of director's stock units into common shares of the Company and for issuance upon the exercise of director's options.

     Additionally, the current non-employee Directors were granted the option to convert the SARs granted on October 13, 1999 into director's options under the Equity Plan. This right of conversion was exercised by the non-employee Directors within thirty days of the date that the Equity Plan was approved by the shareholders.

18  RESTRICTED RETAINED EARNINGS

     On an annual basis, Luxembourg law requires appropriation of an amount equal to at least 5% of Net income to a legal reserve until such reserve equals 10% of the stated capital related to the outstanding common and preferred shares. This reserve is not available for dividends. At December 31, 1998, the legal reserve represented 10% of the stated capital related to outstanding common shares. Accordingly, no appropriation to the legal reserve was required for that year. In August 1999, a further amount of $60 was transferred from Additional paid-in capital following the issuance of an additional 300,000 shares. At December 31, 2000 the legal reserve represented 10% of the stated capital and no appropriation to the reserve was required.

19  RELATED PARTY TRANSACTIONS

     The Group had the following transactions with related parties during the three years ended December 31, 2000, 1999 and 1998, respectively:

I. During 1998, an ocean carrier in which a then director of the Company was a non-employee director ceased doing business. The ocean carrier leased containers from the Group. At December 31, 1998, a specific provision of $553, representing the total amount due from the carrier of $1,153 less expected insurance proceeds, was included in the allowance for doubtful accounts. In 1999, the total amount due from the ocean carrier increased by $145. During the year ended December 31, 1999, insurance proceeds of $648 were received and the remaining balance of $650 was charged to operations.

II. During the year ended December 31, 1998, payments totalling $150 were made to a former non-employee director of the Company, Dr. Axel Friedberg, for legal fees. In addition Mr. Friedberg has submitted a statement to the Company for the balance due for legal services rendered to the Company in the amount of

                                THE CRONOS GROUP

           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

$100. In the report of the Special Litigation Committee of the Company's Board of Directors (the "Committee"), dated March 31, 2000, the Committee recommended that the Company reject Dr. Friedberg's statement, and the Company has done so.

III. In October 1999, the Company brought an action against Mr. Palatin, in the Supreme Court of the State of New York, for payment of the remaining balances due under two promissory notes, both dated July 14, 1997 (the "Palatin Notes"), by and between a subsidiary of the Company, as payee ("Payee"), and Mr. Palatin, as payor. The original principal amount of the Palatin Notes was $9,600. Mr. Palatin made no payments under the Palatin Notes, which were due on October 31 and December 31, 1997, respectively. The amounts due under the Palatin Notes were reduced by $5,279 as a result of the sale, on or about June 21, 1999, of 1,463,636 common shares of the Company by certain of the Company's lenders (the indebtedness of the Company to the lenders was reduced by a like amount). The shares had been acquired by the banks by pledge from the Company to secure, in part, indebtedness owed by the Company to the banks. As a result of the sale of the shares, Mr. Palatin owed the Company, at the time the Company filed its complaint in New York Supreme Court, $6,227 in principal under the Palatin Notes.

     Mr. Palatin did not respond to the Company's lawsuit, and on February 8, 2000, the Supreme Court of the State of New York entered its default judgment against Mr. Palatin in the amount of $6,583.

     The Payee currently is pursuing execution of the judgment against Mr. Palatin's beneficial ownership of the common shares of the Company. According to filings made with the SEC by the shareholder of Klamath Enterprises S.A. ("Klamath"), Mr. Palatin is the beneficial owner of the 1,793,798 outstanding common shares of the Company owned of record by Klamath (the "Klamath Shares"). On February 28, 2000, the Payee obtained a preliminary injunction order from the Superior Court of the Commonwealth of Massachusetts, Norfolk County, against Mr. Palatin and against the Company's transfer agent preliminarily enjoining them from selling, transferring, assigning, or otherwise encumbering, disposing of, or diminishing the value of the Klamath Shares. On or about June 28, 2000, the Payee filed a second amended complaint with the court, seeking to add, as a party defendant, Klamath. The Payee is seeking a preliminary injunction enjoining Klamath, as record owner of the Klamath Shares, from selling, encumbering, or disposing of such shares, and enjoining Klamath from attending meetings of shareholders of the Company or voting its common shares on matters put to the shareholders of the Company.

     The Company has also obtained a preliminary attachment order in the Swiss courts against the individual the Company believes is the record owner of the outstanding shares of Klamath, precluding him from transferring the shares of Klamath or the common shares of the Company owned by Klamath. The record owner of the shares of Klamath has resisted responding to the preliminary attachment order, and a foundation that claims to be independent of Mr. Palatin has asserted in court that it is the exclusive owner of the outstanding shares of Klamath. The Company has prevailed in the trial court and in the court of appeal in its opposition to the foundation's preliminary objection. The Company intends to proceed to trial in the Swiss Courts in an attempt to obtain a judgment ordering transfer of the common shares of the Company owned by Klamath to the Payee in satisfaction of the indebtedness owed by Mr. Palatin to the Payee.

     The objective of the Company is to satisfy the judgment obtained by the Payee against Mr. Palatin by a transfer of the common shares beneficially owned in the Company by Mr. Palatin to the Payee or by a liquidation of the shares in an amount sufficient to fully discharge the judgment. The Company is unable to predict whether it will succeed in achieving this objective.

IV. Amounts of $34 and $436 were paid for services, for the years ended December 31, 1999 and 1998, respectively, under the terms of an information technology agreement with a company, to which Mr. Palatin indicated that he was related. In November 1999, the Group was advised by a third party that they had purchased all of the equity of the information technology company that was previously owned by Mr. Palatin.

                                THE CRONOS GROUP

           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

V. As indicated in Note 15, it has been asserted by a representative of Contrin that Mr. Palatin has financial and other interests in companies that were involved in the trading of containers with participants in certain Austrian investment entities. The relationship or otherwise between these companies and the Group cannot be substantiated by management at present. The public records regarding these companies do not disclose their beneficial ownership. One of the companies in question, TOEMT, has been regarded by management as a subsidiary of Contrin and is so characterised in certain commercial correspondence. Contrin, through three management companies, administered the Austrian investment entities. The Group has responded to a request for information from the liquidator relating to the trading transactions with that company.

                                THE CRONOS GROUP

           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                 EXHIBIT INDEX

NUMBER                       EXHIBIT DESCRIPTION                       PAGE
------                       -------------------                       ----
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

                                THE CRONOS GROUP

           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NUMBER                       EXHIBIT DESCRIPTION                       PAGE
------                       -------------------                       ----
10.10    Second Amendment to the Sun Agreement dated as of January
         26, 1999 (incorporated by reference to Exhibit 10.10 to the
         Company's Annual Report on Form 10-K for the period ended
         December 31, 1998).
10.11    Lambert Confirmation, Acknowledgement and Consent of
         Collateral Assignment (incorporated by reference to Exhibit
         10.12 to the Company's Annual Report on Form 10-K for the
         period ended December 31, 1998).
10.12    Amendment to the Revolving Credit Facility between Cronos
         Containers Limited and China International Marine Containers
         (Group) Company Limited, dated March 24, 1999 (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the period ended December 31, 1998).
10.13    Guarantee, dated as of July 30, 1999, by and between the
         Company and MeesPierson, as agent on behalf of itself and
         First Union (incorporated by reference to Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999).
10.14    Loan Agreement, dated as of July 30, 1999, by and between
         Cronos Finance (Bermuda) Limited ("CFBL") as issuer, and
         MeesPierson, as agent, on behalf of itself and First Union, as initial noteholders (incorporated by reference to Exhibit
         10.21 to the Company's Quarterly Report on Form 10-Q for the
         period ended June 30, 1999).
10.15    CFBL Secured Note, dated as of July 30, 1999, in the
         principal amount of U.S. $25,000,000, in favor of
         MeesPierson (incorporated by reference to Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999).
10.16    CFBL Secured Note, dated as of July 30, 1999, in the
         principal amount of U.S. $25,000,000, in favor of First
         Union (incorporated by reference to Exhibit 10.23 to the
         Company's Quarterly Report on Form 10-Q for the period ended
         June 30, 1999).
10.17    Issuer Stock Pledge Agreement [CFBL], dated as of July 30,
         1999, by and between the Company and MeesPierson, as agent on behalf of itself and First Union (incorporated by
         reference to Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999).
10.18    Stock Pledge Agreement [Cronos Holdings/Investments (U.S.),
         Inc.], dated as of July 30, 1999, by and between the Company and MeesPierson, as agent on behalf of itself and First
         Union (incorporated by reference to Exhibit 10.25 to the
         Company's Quarterly Report on Form 10-Q for the period ended
         June 30, 1999).
10.19    Warrant Agreement dated as of July 30, 1999 ("Warrant
         Agreement") by and between the Company and MeesPierson N.V.
         ("MeesPierson") and First Union National Bank ("FUNB")
         (incorporated by reference to Exhibit 4.1 to the Company's
         Quarterly Report on Form 10-Q for the period ended June 30,
         1999).
10.20    Amendment No. 1 to Warrant Agreement, dated as of August 11,
         1999, by and among the Company, MeesPierson, and FUNB
         (incorporated by reference to Exhibit 4.2 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended June
         30,1999).
10.21    Agreement for the Sale and Purchase of Orchard Lea,
         Berkshire, England. (incorporated by reference to Exhibit
         10.2 to the Company's Quarterly Report on Form 10-Q for the
         quarter ended June 30, 2000).

                          Executive Compensation Plans and Arrangements
10.22    Stock Appreciation Rights Agreement by and between the
         Company and Peter J Younger, dated as of October 13, 1999
         (incorporated by reference to Exhibit 10.1 to the Company's
         Registration Statement on Form S-3, dated November 24,
         1999).

                                THE CRONOS GROUP

           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NUMBER                       EXHIBIT DESCRIPTION                       PAGE
------                       -------------------                       ----
10.23    The Cronos Group Management Equity Investment Plan, dated as of July 25, 1994 (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the period ended December 31, 1998).
10.24    Stock Appreciation Rights Agreement by and between the
         Company and S Nicholas Walker and each other party listed on the schedule thereto, dated October 13, 1999 (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the period ended December 31, 1999).
10.25    1999 Stock Option Plan (incorporated by reference to Exhibit
         4.1 to the Company's Registration Statement on Form S-8,
         dated February 25, 2000).
10.26    Employment Agreement by and between Cronos Containers Inc.
         and John Foy dated April 1, 1999, as amended on December 1,
         1999 (incorporated by reference to Exhibit 10.25 to the
         Company's Annual Report on Form 10-K for the period ended
         December 31, 1999).
10.27    Employment Agreement by and between Cronos Containers Ltd.
         and John Kirby dated April 1, 1999, as amended on January
         20, 2000 (incorporated by reference to Exhibit 10.26 to the
         Company's Annual Report on Form 10-K for the period ended
         December 31, 1999).
10.28    Amended and Restated Employment Agreement between Cronos and
         Peter J Younger dated March 24, 2000 (incorporated by
         reference to Exhibit 10.27 to the Company's Annual Report on
         Form 10-K for the period ended December 31, 1999).
10.29    Amended and Restated Employment Agreement between Cronos and
         Dennis J Tietz dated March 24, 2000 (incorporated by
         reference to Exhibit 10.28 to the Company's Annual Report on
         Form 10-K for the period ended December 31, 1999).
10.30    Employment Agreement by and between Cronos Containers S.r.l.
         and Nico Sciacovelli dated April 7, 2000 (incorporated by
         reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2000).
10.31    Amended and Restated Employment Agreement between Cronos and  E 1
         Dennis J Tietz dated December 4, 2000.
10.32    Amended and Restated Employment Agreement between Cronos and  E 5
         Peter J Younger dated December 4, 2000.
10.33    Amended and Restated Employment Agreement between Cronos and  E 10
         John Foy dated 1 December, 2000.
10.34    Amended and Restated Employment Agreement between Cronos and  E 13
         John Kirby dated 1 December, 2000.
10.35    Amended and Restated Employment Agreement between Cronos and  E 16
         Nico Sciacovelli dated 1 December, 2000.

                                                         Other Exhibits
21.1     List of principal wholly-owned subsidiaries at December 31,   E 19
         2000.
22.1     The Company's Form 8-K dated January 10, 2001, reporting on   E 20
         matters submitted to a vote of shareholders.
99.1     Pages 6 through 11 (under the caption "Risk Factors") of the  E 26
         Company's Registration Statement on Form S-8 dated February
         25, 2000.
99.2     Item 1 -- "Legal Proceedings" excerpted from the Company's    E 31
         Form 10-Q dated June 30, 2000, as referred to herein under
         Item 3 -- "Legal Proceedings" of this Report.