Form 10-Q
period 2001-03-31
CRONOS GROUP
filed 2001-05-11
CIK 919869

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2001
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from: ______________ to _______________

                         Commission file number: 0-24464

                                THE CRONOS GROUP
             (Exact name of Registrant as specified in its charter)

                           LUXEMBOURG                                             NOT APPLICABLE
(State or other Jurisdiction of incorporation or organization)         (I.R.S Employer Identification No.)

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

        THE NUMBER OF COMMON SHARES OUTSTANDING AS OF MAY 9, 2001:

                  CLASS                      NUMBER OF SHARES OUTSTANDING
                  -----                      ----------------------------
                 Common                                9,158,378

                                THE CRONOS GROUP

                                TABLE OF CONTENTS


PART I--FINANCIAL INFORMATION..............................................................1

  ITEM 1 -- FINANCIAL STATEMENTS...........................................................1

    Management Representation..............................................................1
    Condensed Consolidated Statements of Income............................................2
    Condensed Consolidated Balance Sheets..................................................3
    Condensed Consolidated Statements of Cash Flows........................................4
    Consolidated Statements of Shareholders' Equity........................................5
    Notes to the Condensed Consolidated Financial Statements...............................6

  ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
            OF OPERATIONS ................................................................10

    General...............................................................................10
    Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000.......11
    Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999.......12
    Liquidity and Capital Resources.......................................................13

  ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....................13


PART II --OTHER INFORMATION...............................................................14

  ITEM 1 -- LEGAL PROCEEDINGS.............................................................14
  ITEM 2 -- CHANGES IN SECURITIES AND USE OF PROCEEDS.....................................15
  ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES...............................................15
  ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................16
  ITEM 5 -- OTHER INFORMATION.............................................................16
  ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K..............................................16

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

                                THE CRONOS GROUP

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                 Three Months Ended
                                                                     March 31,
                                                              -----------------------
                                                                2001           2000
                                                              --------       --------
Gross lease revenue                                           $ 31,479       $ 34,146

Commissions, fees and other income
 - US Limited Partnerships                                         333            334
 - Unrelated parties                                               912            955
Gain on sale of investment:
 - gain on conversion of investment                                 --          1,502
 - realized holding gain                                           301          1,579
                                                              --------       --------
TOTAL REVENUES                                                  33,025         38,516
                                                              --------       --------

Direct operating expenses                                        6,620          7,521
Payments to container owners
 - US Limited Partnerships                                       5,755          6,202
 - Other container owners                                       10,263         10,977
Depreciation and amortization                                    4,056          3,960
Selling, general and administrative expenses                     3,468          4,297
Interest expense                                                 2,192          2,410
                                                              --------       --------
TOTAL EXPENSES                                                  32,354         35,367
                                                              --------       --------
INCOME BEFORE INCOME TAXES                                         671          3,149
Income taxes                                                        77            305
                                                              --------       --------
NET INCOME                                                         594          2,844
Other comprehensive income:
Unrealized holding loss on available for sale securities
  arising during the period                                       (294)            --
Reclassification adjustment                                       (150)          (266)
                                                              --------       --------
COMPREHENSIVE INCOME                                          $    150       $  2,578
                                                              ========       ========
NET INCOME PER COMMON SHARE (BASIC AND DILUTED)               $   0.06       $   0.31
                                                              ========       ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                THE CRONOS GROUP

                      CONDENSED CONSOLIDATED BALANCE SHEETS
           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                      March 31,      December 31,
                                                        2001             2000
                                                      ---------      ------------
ASSETS
Cash and cash equivalents                             $   6,294       $   6,601
Amounts due from lessees (net)                           25,805          28,334
Amounts receivable from container owners                 10,122           9,851
New container equipment for resale                          230          11,790
Net investment in direct finance leases                     247              99
Investments                                                  18             628
Container equipment (net)                               141,722         140,751
Building and other equipment (net)                          916             846
Restricted cash                                           1,331           1,418
Intangible assets                                        12,583          12,695
Other assets including prepayments                       17,730          17,880
                                                      ---------       ---------
TOTAL ASSETS                                          $ 216,998       $ 230,893
                                                      =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Amounts payable to container owners                   $  21,071       $  23,254
Amounts payable to container manufacturers                1,630          12,314
Other amounts payable and accrued expenses               14,892          15,684
Debt and capital lease obligations                       99,365          99,379
Current and deferred income taxes                         7,094           7,117
Deferred income and unamortized acquisition fees          8,043           8,392
                                                      ---------       ---------
TOTAL LIABILITIES                                       152,095         166,140
                                                      ---------       ---------

SHAREHOLDERS' EQUITY
Common shares                                            18,317          18,317
Additional paid-in capital                               49,925          49,925
Share subscriptions receivable                              (79)            (79)
Accumulated other comprehensive income                       --             444
Accumulated deficit                                      (3,260)         (3,854)
                                                      ---------       ---------
TOTAL SHAREHOLDERS' EQUITY                               64,903          64,753
                                                      ---------       ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 216,998       $ 230,893
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

                                THE CRONOS GROUP

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                             Three Months Ended
                                                                  March 31,
                                                           ---------------------
                                                             2001          2000
                                                           -------       -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                  $ 4,072       $ 2,513
                                                           -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of container equipment                             (7,039)         (205)
Purchase of property and other equipment                       (17)          (13)
Proceeds from sales of container equipment                   2,495           273
Proceeds from sale of investment                               484            --
Proceeds from release of escrow                                 --           973
                                                           -------       -------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES         (4,077)        1,028
                                                           -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of term debt                          5,989            --
Repayments of term debt and capital lease obligations       (6,378)       (2,849)
Cash deposits (restricted)                                      87        (1,682)
                                                           -------       -------
NET CASH USED IN FINANCING ACTIVITIES                         (302)       (4,531)
                                                           -------       -------
NET DECREASE IN CASH AND CASH EQUIVALENTS                     (307)         (990)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             6,601         8,701
                                                           -------       -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 6,294       $ 7,711
                                                           =======       =======

Supplementary disclosure of cash flow information:

Cash paid during the period for:
- interest                                                 $ 2,183       $ 1,884
- income taxes                                                 220           255
Cash received during the period for:
- interest                                                      55           117
Non-cash investing and financing activities:
- container equipment acquired under capital lease              97         1,163
- other fixed assets acquired under capital lease              276            --


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                THE CRONOS GROUP

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                                           Accumulated
                                                Additional      Share         other       Restricted                    Total
                                      Common     paid-in    subscriptions  comprehensive   retained    Accumulated   shareholders'
                                      shares     capital      receivable      income       earnings      deficit        equity
                                     --------   ----------  -------------  -------------  ----------   -----------   -------------
THREE MONTHS ENDED MARCH 31, 2001

Balance,
December 31, 2000                    $ 18,317    $ 49,925      $    (79)    $    444       $  1,832      $ (5,686)      $ 64,753
Net income                                                                                                    594            594
Change in unrealized holding
  gain on available for sale
  securities                                                                    (444)                                       (444)
                                     --------    --------      --------     --------       --------      --------       --------
Balance,
March 31, 2001                       $ 18,317    $ 49,925      $    (79)    $     --       $  1,832      $ (5,092)      $ 64,903
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

                                THE CRONOS GROUP

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

1. The condensed consolidated financial statements include the accounts of The Cronos Group and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

2.    Operating segment data

      Condensed segment information is provided in the tables below:

                                                             Other
                                              US Limited    container      Owned
                                             Partnerships    owners      containers       Total
                                             ------------   ---------    ----------     --------
THREE MONTHS ENDED MARCH 31, 2001

Gross lease revenue                           $  9,222      $ 14,409      $  7,848      $ 31,479
Operating profit before indirect items           1,733         1,573           713         4,019
Operating profit                                   532           340            28           900
Segment assets                                  13,644        16,536       148,862       179,042

THREE MONTHS ENDED MARCH 31, 2000

Gross lease revenue                           $ 11,206      $ 15,093      $  7,847      $ 34,146
Operating profit before indirect items           2,261         1,630           983         4,874
Operating profit                                   788           181           214         1,183
Segment assets                                  19,265        27,618       145,576       192,459


Reconciliation of operating profit for reportable segments to income before income taxes:

                                                          Three Months Ended
                                                               March 31,
                                                        ---------------------
                                                          2001          2000
                                                        -------       -------
Operating profit                                        $   900       $ 1,183
Gain on sale of investment                                  301         3,081
Selling, general and administrative expenses               (417)         (937)
Amortization of intangibles                                (113)         (178)
                                                        -------       -------
Income before income taxes                              $   671       $ 3,149
                                                        =======       =======

                                THE CRONOS GROUP

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Earnings per common share (US dollar amounts in thousands, except per share amounts)

      The components of basic and diluted net income per share were as follows:

                                                          Three Months Ended
                                                              March 31,
                                                      --------------------------
                                                         2001            2000
                                                      ----------      ----------
Net income available for common shareholders          $      594      $    2,844
                                                      ----------      ----------

Average outstanding shares of common stock             9,158,378       9,158,378
Dilutive effect of:
- Executive officer common share options                   9,376          62,269
- Warrants                                                 4,701          40,245
- 1999 Stock Option Plan                                      --          20,612
- Non-Employee Directors' Equity Plan                      7,816              --
                                                      ----------      ----------
Common stock and common stock equivalents              9,180,271       9,281,504
                                                      ==========      ==========
Basic and diluted net income per share                $     0.06      $     0.31
                                                      ==========      ==========

4.    Amounts receivable from container owners

        Amounts receivable from container owners include amounts due from related parties of $6.0 million and $5.9 million at March 31, 2001 and December 31, 2000, respectively.

5.    Investments in related parties

        Investments in related parties comprise general partnership investments and further limited partnership investments in eight sponsored funds. These general and limited partner investments are accounted for on the equity method. The subsidiary of the Company that acts as a general partner maintains insurance for bodily injury, death and property damage for which a partnership may be liable, and may be contingently liable for uninsured obligations of the partnerships.

        The investment in US Limited Partnerships was $18 thousand and $1 thousand at March 31, 2001 and December 31, 2000, respectively.

        For several of the limited partnership investments, distributions have exceeded the sum of the investment in the partnership and the profit recognized under the equity method by a total of $0.6 million and $0.5 million at March 31, 2001 and December 31, 2000, respectively. For these partnerships, the net balance is included in Amounts payable to container owners

6.    Container equipment

        Container equipment is net of accumulated depreciation of $82.0 million and $78.8 million at March 31, 2001 and December 31, 2000, respectively.

                                THE CRONOS GROUP

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.    Amounts payable to container owners

        Amounts payable to container owners include amounts payable to related parties of $10.0 million and $10.5 million at March 31, 2001 and December 31, 2000, respectively.

8.    Debt and capital lease obligations

        Debt and capital lease obligations include amounts due within twelve months of $14.5 million and $18.2 million at March 31, 2001 and December 31, 2000, respectively.

9. Commitments and contingencies (to be read in conjunction with Note 15 to the Company's 2000 Consolidated Financial Statements)

i.    Contingencies -- Austrian allegations

        Since 1983, the Group has managed containers for Austrian investment entities sponsored by companies owned or controlled by Contrin Holding S.A., a Luxembourg holding company ("Contrin") and for Contrin itself.

        The Group is in a dispute with Contrin over funds that Contrin claims to have remitted to the Group for the purchase of containers. Contrin claims that in 1994 it transmitted $2.6 million to the Group for the purchase of containers. The Group did not receive these funds and believes that the funds were diverted to an account in the name of and/or controlled by Stefan M. Palatin, a former Chairman and Chief Executive Officer of the Group, and that this was known or should have been known by Contrin.

        In December 1997, further to legal and other consultations, the Group recorded an accrual of $3.4 million relating to the alleged transfer of $2.6 million, the related interest, plus the estimated settlement costs of this and other claims by Contrin. On March 31, 2001, the balance of this accrual was $3.1 million.

        In August 2000, Contrin filed an action in the Luxembourg District Court against the Group seeking recovery of $2.6 million, together with interest and costs. In January 2001, the Group responded to Contrin's complaint, requesting that the District Court dismiss the proceeding for lack of jurisdiction over the dispute. The Group intends to contest Contrin's claims, on the merits, if its motion to dismiss is not granted, but is unable to predict the outcome of the dispute.

        To preserve its rights of indemnity in the face of Contrin's claims, the Group, on June 1, 2000, filed a protective claim against Mr. Palatin and his wife. By its claim, the Group seeks to establish that the Palatins are liable to the Group for any liability, which the Group may have to Contrin arising out of the 1994 transfers.

        On July 13, 2000, Cronos also filed a protective claim against the bank that received the funds, Barclays Bank PLC ("Barclays") in the High Court of Justice, London, England. By its claim, the Group seeks a declaration that Barclays is liable to the Group for $2.6 million, plus interest and costs, arising out of Contrin's 1994 transfer to an account with Barclays in the name of Ms. Palatin. The Company is currently evaluating documents produced by Barclays to determine whether to proceed with its claim against Barclays.

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

                                THE CRONOS GROUP

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.    Commitments and contingencies (continued)

i.    Contingencies -- Austrian allegations

        Management considers that prudent provision has been made in the financial statements for the matters noted above. There is a reasonable possibility that a material change could occur with respect to these commitments and contingencies within one year of the date of these financial statements. In such an event, management estimates that possible losses could exceed the amount accrued by $1.8 million.

ii.   Contingencies -- TOEMT

        TOEMT, which is currently in liquidation in the United Kingdom, has been separately registered in the same name in both the United Kingdom and the Isle of Man. At March 31, 2001 and December 31, 2000, the Group had $1 million and $0.9 million respectively, in amounts payable to TOEMT on deposit in a bank account pending resolution of certain matters relating to the liquidation process. Over the past year, the Group has become aware that more than one creditor of TOEMT may claim an interest in the distributions made by the Group with respect to the containers owned by TOEMT. At the present time, the Group has insufficient information to evaluate the competing claims or to determine whether the Group may have any liability to the competing creditors for the prior distributions made with respect to the TOEMT containers.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        GENERAL

        The Group generates revenues by leasing to ocean carriers marine containers that are owned either by third-party container owners or by the Group itself. These leases, which generate most of the Group's revenues, are generally operating leases.

        The following chart summarizes the composition of the Cronos fleet (based on original equipment cost) at March 31 for each of the periods indicated:

                                                  2001        2000
                                                  ----        ----
US Public Limited Partnerships                     32%         33%
Other Container Owners                             45%         45%
Owned Containers                                   23%         22%
                                                 -----       -----
Total                                             100%        100%
                                                 =====       =====


        All containers, whether owned or managed, are operated as part of a single fleet. The Group has discretion over which ocean carriers, container manufacturers and suppliers of goods and services it deals with. Since the Group's agreements with the managed container owners ("Managed Container Owners") meet the definition of leases in Statement of Financial Accounting Standards No. 13, they are accounted for in the Company's financial statements as leases under which the container owners are lessors and the Group is lessee. The agreements with container owners generally provide that the Group will make payments to the container owners based upon the rentals collected from ocean carriers after deducting direct operating expenses and the Group's management fee. The majority of payments to container owners are therefore dependent upon the leasing of the containers by the Group to ocean carriers and the collection of lease rentals. Minimum lease payments on the agreements which have fixed payment terms are presented in Note 13 to the Company's 2000 Consolidated Financial Statements. For the quarter ended March 31, 2001, over 85% of payments to container owners represented agreements under the terms of which the amount due to the container owner was calculated as a percentage of the rentals collected from the ocean carriers after deducting the direct operating expenses paid by the Group.

        The following chart summarizes the composition of the Cronos fleet (in thousands, based on twenty-foot equivalent units ("TEU"), by equipment type, at March 31 for each of the periods indicated:

                                                    2001        2000
                                                   ------      ------
Dry Cargo                                           372.9       352.0
Refrigerated                                         12.2        13.4
Cellular Palletwide Containers ("CPCs")               3.9         3.1
Rolltrailer                                           2.5         2.2
Tank                                                  2.0         2.0
Other Dry Freight Specials                            3.0         2.8
                                                   ------      ------
Total fleet                                         396.5       375.5
                                                   ======      ======


        Demand for dry cargo containers declined further in the first quarter of 2001 as leasing activity in the transpacific trade routes continued to be impacted by the slowdown in the US economy.

                                THE CRONOS GROUP

        Demand for specialized containers, including refrigerated containers, tanks, CPCs and rolltrailers, improved during the quarter and is less dependent on the US economy. These specialized containers account for over 50% of the Group owned fleet (based on original equipment cost) and in recent years, the Group has increased its ownership of special containers.

        The following chart summarizes the combined utilization of the Cronos fleet (based on approximate original equipment cost) at the dates indicated:

                                         2001       2000
                                         ----       ----
Utilization at March 31                   72%        80%


        Over the course of the last twelve months, the Group's combined per diem rate fell by approximately 2% from the combined rate at March 31, 2000.

        THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

        Operating profit for the three months ended March 31, 2001, was $0.9 million compared to $1.2 million for the corresponding period of 2000. The decrease was primarily due to lower management fees of $0.5 million, lower net lease revenue on owned containers of $0.1 million and increased container depreciation and interest expense of $0.2 million which were partly offset by a $0.3 million reduction in allocated selling, general and administrative expenses and reduced non-container depreciation and interest of $0.3 million.

        Gross lease revenue of $31.5 million for the three months ended March 31, 2001, was $2.7 million, or 7.8%, lower than in the corresponding period of 2000. The effect of an increased fleet size, reflecting new container production during 2000 and 2001, was more than offset by the combined effects of a reduction in the size of the on-hire fleet and the decline in per diem rates.

        Commissions, fees and other income for the three months ended March 31, 2001, of $1.2 million were almost unchanged when compared to the first quarter of 2000. Minor reductions in finance lease income and other leasing income were partly offset by increased property revenue.

        Gain on sale of investment of $0.3 million in the first quarter of 2001 represents the sale of shares that had been held in escrow as security for a 1994 tax indemnification agreement. This agreement expired on December 31, 2000, and the shares were released in the first quarter of 2001.

        Direct operating expenses of $6.6 million in the first three months of 2001 were $0.9 million, or 12%, lower than in the corresponding period of 2000. An increase of $0.7 million in storage costs, reflecting a larger off-hire fleet, was more than offset by lower repositioning costs of $0.3 million, lower activity related costs of $0.2 million and a total decrease in legal expenses and provision for doubtful accounts of $1.1 million.

        Payments to container owners of $16 million during the three months ended March 31, 2001, were $1.2 million, or 6.8%, lower when compared to the corresponding period in 2000. Net lease revenue declined for each of these segments due primarily to the current global economic climate. Payments to US Limited Partnerships of $5.8 million in the first quarter of 2001 were $0.4 million lower than in the same period of 2000. Payments to Other Container Owners were $10.3 million during the three months ended March 31, 2001, a decrease of $0.7 million, or 6.5%, when compared to the same period of 2000.

        Depreciation and amortization of $4.1 million during the three months ended March 31, 2001, were $0.1 million, or 2.4% higher when compared to the corresponding period in 2000. This was primarily due to the acquisition of container equipment during 2000 and in the first quarter of 2001.

        Selling, general and administrative expenses declined to $3.5 million in the first quarter of 2001 from $4.3 million in the corresponding period of 2000, a decrease of $0.8 million or 19.3%. This was due primarily to reductions in non-operating legal and other expenses, manpower, and professional services.

                                THE CRONOS GROUP

        Interest expense of $2.2 million for the three months ended March 31, 2001, decreased by $0.2 million, or 9%, when compared to the corresponding period in 2000. This decrease is due to a reduced debt balance together with a lower average interest rate.


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

                                THE CRONOS GROUP

        LIQUIDITY AND CAPITAL RESOURCES

        Cash from Operating Activities: Net cash provided by operating activities was $4.1 million and $2.5 million during the first quarters of 2001 and 2000, respectively. The net cash generated in 2001 reflected a decrease in container equipment for resale, reflecting the sale of $8 million of container equipment to a new managed container owner program, and a decrease in amounts due from lessees. This was offset by a $10.7 million decrease in amounts payable to container manufacturers. The net cash generated in 2000 reflected earnings from operations which was partly offset by a $2.4 million increase in amounts due from lessees.

        Cash from Investing Activities: Net cash used in investing activities was $4.1 million in the first quarter of 2001, reflecting the acquisition of $7.0 million of container equipment which was partly offset by proceeds of $2.5 million from the sales of container equipment and proceeds from the sale of investments of $0.5 million. Net cash provided by investing activities was $1 million in the first quarter of 2000 reflecting the receipt of $1 million of funds that had been held in an escrow account together with $0.2 million in proceeds from the sale of container equipment which were partly offset by $0.2 million in container acquisitions.

        Cash from Financing Activities: Net cash used in financing activities was $0.3 million during the first quarter of 2001 compared to $4.5 million for the corresponding period of 2000. In the first quarter of 2001, proceeds from the issuance of new term debt was $6 million, this was offset by $6.4 million of debt and capital lease obligations repaid by the Group. In the first quarter of 2000, the Group repaid $2.8 million of debt and capital lease obligations and placed $1.7 on deposit in a restricted cash account in accordance with the terms of a loan agreement.

        CAPITAL RESOURCES

        The Group has placed orders with container manufacturers totaling $10.5 million at March 31, 2001. These orders relate to containers to be purchased for managed container owners or to be financed by the Group using debt funding.


ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Interest rate risk: Outstanding borrowings are subject to interest rate risk. Approximately 75% of total borrowings had floating interest rates at March 31, 2001, and December 31, 2000, respectively.

        Exchange rate risk: Substantially all of the Group's revenues are billed and paid in US dollars and a significant portion of costs are billed and paid in US dollars. Of the remaining costs, the majority are individually small, unpredictable and incurred in various denominations and thus are not suitable for cost effective hedging

        As exchange rates are outside of the control of the Group, there can be no assurance that such fluctuations will not adversely effect its results of operations and financial condition.


NEW PRONOUNCEMENT

        On January 1, 2001 the Group adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". The adoption of SFAS 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Group.

                                THE CRONOS GROUP


                           PART II --OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

        DISPUTE WITH THE CONTRIN GROUP

        The Group manages containers for investment entities sponsored by or affiliated with Contrin. Approximately 2% (measured by TEUs) of the Group's fleet of managed containers is owned by Contrin. The Group is in a dispute with Contrin over funds that Contrin claims to have remitted to Cronos for the purchase of containers. Contrin claims that in 1994 it transmitted $2.6 million to Cronos for the purchase of containers. The Group did not receive these funds and believes that the funds were diverted to an account in the name of and/or controlled by Mr. Palatin, and that this was known or should have been known by Contrin.

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

        To preserve its rights of indemnity in the face of Contrin's claims, the Group, on June 1, 2000, filed a protective claim (2000 Folio No.6) in the High Court of Justice, London, England, against Mr. Palatin and his wife. By its claim, the Group seeks to establish that the Palatins are liable to the Group for any liability, which the Group may have to Contrin arising out of the 1994 transfers. The Palatins have contested the jurisdiction of the High Court of Justice over them. On April 6, 2001, the High Court of Justice rejected the Palatins' motion to dismiss by reason of the Palatins' failure to appear at the hearing (their counsel had previously resigned). The Company intends to proceed with the prosecution of its claims against the Palatins. On March 29, 2001, the Company secured a "freezing injunction" from the High Court of Justice in aid of its claim against the Palatins. By the injunction, the Palatins are prohibited from selling, charging, or otherwise disposing of their interest in an estate beneficially owned by them in Amersham, England, until further order of Court. The injunction also extends to Klamath Enterprises, S.A., the record owner of the estate.

        On July 13, 2000, Cronos also filed a protective claim (2000 Folio No.10) against Barclays in the High Court of Justice, London, England. By its claim, the Group seeks a declaration that Barclays is liable to the Group for $2.6 million, plus interest and costs, arising out of Contrin's 1994 transfer to an account with Barclays in the name of Ms. Palatin. The Company obtained an order from the Court requiring the production of documents by Barclays. The Company is currently evaluating the documents produced by Barclays to determine whether to proceed with its claim against Barclays.

        COLLECTION OF PALATIN NOTES

        In October 1999, the Company brought an action against Mr. Palatin in the Supreme Court of the State of New York, for payment of the remaining balances due under two promissory notes, both dated July 14, 1997 (the "Palatin Notes"), by and between a subsidiary of the Company, as payee, and Mr. Palatin, as payor. The original principal amount of the Palatin Notes was $9.6 million. Mr. Palatin made no payments under the Palatin Notes, which were due on October 31 and December 31, 1997, respectively. The amounts due under the Palatin Notes were reduced by $5.3 million as a result of the sale, on or about June 21, 1999, of 1,463,636 common shares of the Company by certain of the Company's lenders (the indebtedness of the Company to the lenders was reduced by a like amount). The shares had been acquired by the banks by pledge from the Company to secure, in part, indebtedness owed by the Company to the banks. As a result of the sale of the shares, Mr. Palatin owed the Company, at the time the Company filed its complaint in New York Supreme Court, $6.2 million in principal and $0.4 million in interest under the Palatin Notes.

                                THE CRONOS GROUP


        Mr. Palatin did not respond to the Company's lawsuit, and on February 8, 2000, the Supreme Court of the State of New York entered its default judgment against Mr. Palatin in the amount of $6.6 million. The Company currently is pursuing execution of the judgment against Mr. Palatin's beneficial ownership of the common shares of the Company. According to filings made with the SEC by the shareholder of Klamath Enterprises S.A. ("Klamath"), Mr. Palatin is the beneficial owner of the 1,793,798 outstanding common shares of the Company owned of record by Klamath (the "Klamath Shares"). On February 28, 2000, the Company obtained a preliminary injunction order from the Superior Court of the Commonwealth of Massachusetts, Norfolk County, against Mr. Palatin and against the Company's transfer agent, Fleet National Bank c/o EquiServe, L.P. as service agent, preliminarily enjoining them from selling, transferring, assigning, or otherwise encumbering, disposing of, or diminishing the value of the Klamath Shares. On March 20, 2001, the Company obtained a similar preliminary injunction order against Klamath, preliminarily enjoining it from selling, transferring, assigning, otherwise encumbering, disposing of, or diminishing the value of the Klamath Shares, and preliminarily enjoining it from attending shareholder meetings or voting the Klamath Shares.

        The Company has also obtained a declaration of default from the Massachusetts Court as to Mr. Palatin and Klamath, and is seeking a default judgment against Mr. Palatin and Klamath and an order directing the Company's transfer agent to transfer ownership of the Klamath Shares to the Company, in satisfaction of the New York State judgment obtained by the Company against Mr. Palatin. A hearing on the Company's motion for default judgment has yet to be set by the Court.

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

                                THE CRONOS GROUP

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable

ITEM 5 -- OTHER INFORMATION

        Not applicable


ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K


        Not applicable

                                THE CRONOS GROUP


                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                THE CRONOS GROUP


SIGNATURE                       TITLE                                DATE


By    /s/ PETER J YOUNGER       Director, Chief Operating Officer,   May 9, 2001
      Peter J Younger           Chief Financial Officer and
                                Chief Accounting Officer
                                (Principal Financial and Accounting
                                Officer)