Form 10-Q
period 2001-06-30
CRONOS GROUP
filed 2001-08-13
CIK 919869

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2001
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from: ______________ to _______________

                         Commission file number: 0-24464

                                THE CRONOS GROUP
             (Exact name of Registrant as specified in its charter)

                 LUXEMBOURG                                                    NOT APPLICABLE
(State or other Jurisdiction of incorporation or organization)      (I.R.S. Employer Identification No.)

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


        THE NUMBER OF COMMON SHARES OUTSTANDING AS OF AUGUST 13, 2001:

            CLASS                    NUMBER OF SHARES OUTSTANDING
            -----                    ----------------------------
           Common                              7,364,580

                                THE CRONOS GROUP

                                TABLE OF CONTENTS



PART I -- FINANCIAL INFORMATION                                                            1
  ITEM 1 -- FINANCIAL STATEMENTS...........................................................1

    Management Representation..............................................................1
      Condensed Consolidated Statements of Income..........................................2
      Condensed Consolidated Balance Sheets................................................3
      Condensed Consolidated Statements of Cash Flows......................................4
      Consolidated Statements of Shareholder's Equity......................................5
        Notes to the Condensed Consolidated Financial Statements...........................6

  ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   RESULTS OF OPERATIONS..................................................................12

    General...............................................................................12
    Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000.........13
    Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000.............14
    Liquidity and Capital Resources.......................................................16
    Capital Resources.....................................................................16

  ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....................17

PART II -- OTHER INFORMATION                                                              18
  Item 1 -- Legal Proceedings.............................................................18
  Item 2 -- Changes in Securities and Use of Proceeds.....................................20
  Item 3 -- Defaults Upon Senior Securities...............................................20
  Item 4 -- Submission of Matters to a Vote of Security Holders...........................20
  Item 5 -- Other Information.............................................................20
  Item 6 -- Exhibits and Reports on Form 8-K..............................................20


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

                                THE CRONOS GROUP

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                       Three Months Ended             Six Months Ended
                                                            June 30,                       June 30,
                                                     -----------------------       -----------------------
                                                         2001           2000           2001           2000
                                                     --------       --------       --------       --------
Gross lease revenue                                  $ 30,087       $ 34,065       $ 61,566       $ 68,211
Commissions, fees and other income:
- US Limited Partnerships                                 333            331            666            665
- Unrelated parties                                     1,375          1,554          2,287          2,509
Gain on sale of investment:
- gain on conversion of investment                          -              -              -          1,502
- realized holding gain                                     -             89            301          1,668
                                                     --------       --------       --------       --------
TOTAL REVENUES                                         31,795         36,039         64,820         74,555
                                                     --------       --------       --------       --------

Direct operating expenses                               7,930          6,400         14,550         13,921
Payments to container owners:
- US Limited Partnerships                               4,747          6,778         10,502         12,980
- Other container owners                                9,475         11,265         19,738         22,242
Depreciation and amortization                           4,022          3,985          8,078          7,945
Selling, general and administrative expenses            3,366          4,121          6,834          8,418
Interest expense                                        2,202          2,376          4,394          4,786
Recovery of related party loans                        (6,000)             -         (6,000)             -
Impairment losses                                       4,000              -          4,000              -
                                                     --------       --------       --------       --------
TOTAL EXPENSES                                         29,742         34,925         62,096         70,292
                                                     --------       --------       --------       --------
INCOME BEFORE INCOME TAXES                              2,053          1,114          2,724          4,263
Income taxes                                               45            246            122            551
                                                     --------       --------       --------       --------
NET INCOME                                              2,008            868          2,602          3,712
Other comprehensive income:
- unrealised holding loss on available for sale
  securities arising during the period                      -           (150)          (294)          (416)
- reclassification adjustment                               -            (81)          (150)           (81)
                                                     --------       --------       --------       --------
COMPREHENSIVE INCOME                                    2,008            637          2,158          3,215
                                                     ========       ========       ========       ========
BASIC AND DILUTED NET INCOME PER COMMON SHARE        $   0.25       $   0.09       $   0.30       $   0.40
                                                     ========       ========       ========       ========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                                THE CRONOS GROUP

                      CONDENSED CONSOLIDATED BALANCE SHEETS
           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                         June 30,     December 31,
                                                             2001            2000
                                                        ---------     -----------
ASSETS
Cash and cash equivalents                               $   4,374       $   6,601
Amounts due from lessees (net)                             24,343          28,334
Amounts receivable from container owners                    9,259           9,851
New container equipment for resale                            976          11,790
Net investment in direct finance leases                       808              99
Investments                                                     -             628
Container equipment (net)                                 145,105         140,751
Building and other equipment (net)                            695             846
Cash deposits (restricted)                                  1,339           1,418
Intangible assets                                          12,443          12,695
Other assets including prepayments                         17,398          17,880
                                                        ---------       ---------
TOTAL ASSETS                                            $ 216,740       $ 230,893
                                                        ---------       ---------

LIABILITIES AND SHAREHOLDERS' EQUITY
Amounts payable to container owners                     $  18,662       $  23,254
Amounts payable to container manufacturers                  8,723          12,314
Other amounts payable and accrued expenses                 14,400          15,684
Debt and capital lease obligations                         99,194          99,379
Current and deferred income taxes                           7,089           7,117
Deferred income and unamortized acquisition fee             7,761           8,392
                                                        ---------       ---------
TOTAL LIABILITIES                                         155,829         166,140
                                                        ---------       ---------

SHAREHOLDERS' EQUITY
Common shares                                              18,317          18,317
Additional paid-in capital                                 49,925          49,925
Share subscriptions receivable                                (79)            (79)
Accumulated other comprehensive income, net of tax              -             444
Common shares held in treasury                             (6,000)              -
Accumulated deficit                                        (1,252)         (3,854)
                                                        ---------       ---------
TOTAL SHAREHOLDERS' EQUITY                                 60,911          64,753
                                                        =========       =========
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $ 216,740       $ 230,893
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

                                THE CRONOS GROUP

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                              Six Months Ended
                                                                   June 30,
                                                           -----------------------
                                                               2001           2000
                                                           --------       --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                  $ 13,175       $ 12,856
                                                           --------       --------
INVESTING ACTIVITIES:
Purchase of container and other equipment                   (16,828)        (1,916)
Proceeds from sale of building                                    -          3,483
Proceeds from sales of container and other equipment          3,326            969
Proceeds from sale of investment                                484              -
Proceeds from release of escrow deposits                          -            973
                                                           --------       --------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES         (13,018)         3,509
                                                           --------       --------

FINANCING ACTIVITIES:
Proceeds from issuance of term debt                           9,039              -
Repayments of term debt and capital lease obligations       (11,502)       (11,022)
Cash deposits (restricted)                                       79         (5,165)
                                                           --------       --------
NET CASH USED IN FINANCING ACTIVITIES                        (2,384)       (16,187)
                                                           --------       --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS         (2,227)           178

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              6,601          8,701
                                                           --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $  4,374       $  8,879
                                                           --------       --------

Supplementary disclosure of cash flow information:

Cash paid during the period for:
- interest                                                 $  4,611       $  4,040
- income taxes                                                  220            566
Cash received during the period for:
- interest                                                      341            550
- income taxes                                                   19              -
Non-cash investing and financing activities:
- container equipment acquired under capital lease            2,002          2,654
- other fixed assets acquired under capital lease               276              -
Non-cash operating activities:
- recovery of related party loans                             6,000              -


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                THE CRONOS GROUP

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
           (US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2001


                                                                Accumulated
                                   Additional          Share          other   Restricted                       Common         Total
                          Common      paid-in  subscriptions  comprehensive     retained   Accumulated    shares held  shareholders'
                          shares      capital     receivable         income     earnings       deficit    in treasury        equity
                         -------   ----------  -------------  -------------   ----------   -----------    -----------  ------------
Balance,
December 31, 2000        $18,317      $49,925          $(79)          $444        $1,832      $(5,686)      $     --      $ 64,753
Net income                                                                                      2,602                        2,602
Receipt of shares
   in settlement of
   related party loans                                                                                        (6,000)       (6,000)
Change in
   unrealized
   holding gain
   on available for
   sale securities                                                    (444)                                                   (444)
                         -------      -------          ----           ----        ------      -------        -------       --------
Balance, June 30, 2001   $18,317      $49,925          $(79)          $-          $1,832      $(3,084)       $(6,000)     $ 60,911
                         -------      -------          ----           ----        ------      -------       -------       --------



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

2.  Operating segment data

Condensed segment information is provided in the tables below:

                                                                      Other
                                                  US Limited      container          Owned
                                                Partnerships         owners      containers           Total
                                                ------------      ---------      ----------       ---------
THREE MONTHS ENDED JUNE 30, 2001
Gross lease revenue                                $   8,494      $  13,735       $   7,858       $  30,087
Operating profit (loss) before indirect items          1,651            589          (2,572)           (332)
Operating profit (loss)                                  478           (633)         (3,272)         (3,427)
Segment assets                                        11,347         16,411         153,428         181,186

THREE MONTHS ENDED JUNE 30, 2000
Gross lease revenue                                $  10,816      $  15,424       $   7,825       $  34,065
Operating profit before indirect items                 2,171          1,853           1,550           5,574
Operating profit                                         783            496             848           2,127
Segment assets                                        16,027         17,745         147,707         181,479

SIX MONTHS ENDED JUNE 30, 2001
Gross lease revenue                                $  17,716      $  28,144       $  15,706       $  61,566
Operating profit before indirect items                 3,384          2,162          (1,859)          3,687
Operating profit (loss)                                1,010           (293)         (3,244)         (2,527)
Segment assets                                        11,347         16,411         153,428         181,186

SIX MONTHS ENDED JUNE 30, 2000
Gross lease revenue                                $  22,022      $  30,517       $  15,672       $  68,211
Operating profit before indirect items                 4,432          3,483           2,533          10,448
Operating profit                                       1,571            677           1,062           3,310
Segment assets                                        16,027         17,745         147,707         181,479


Reconciliation of operating profit (loss) for reportable segments to income before income taxes:

                                            Three Months Ended         Six Months Ended
                                                 June 30,                  June 30,
                                         ---------------------       ---------------------
                                             2001         2000          2001          2000
                                         -------       -------       -------       -------
Operating profit (loss)                  $(3,427)      $ 2,127       $(2,527)      $ 3,310
Gain on sale of investment                     -            89           301         3,170
Selling, general and administrative         (380)         (924)         (797)       (1,861)
expenses
Amortization of intangibles                 (140)         (178)         (253)         (356)
Recovery of related party loans            6,000             -         6,000             -
                                         -------       -------       -------       -------
Income before income taxes               $ 2,053       $ 1,114       $ 2,724       $ 4,263
                                         =======       =======       =======       =======


                                THE CRONOS GROUP

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.   Items affecting second quarter results from operations

        In June 2001, the Group recorded impairment charges relating to refrigerated container equipment and loan notes receivable, secured by a residual interest in container equipment, the aggregate of which reduced net income by $4 million or $0.50 per share.

a)   Container Equipment

        In the second quarter of 2001, the Group undertook a review of its refrigerated container equipment. The purpose of the review was to consider recent changes in the marketplace and economic environment and to identify the consequences, if any, from an accounting perspective. Management identified a number of issues that have had an impact on the carrying value of certain equipment at June 30, 2001.

i. In 1992, the Montreal Protocol outlawed the production of the R12 refrigerant gas by developed countries. Since that date, shipping lines and leasing companies have operated fleets including equipment with the R12 refrigerant gas. However, the environmental impact of refrigerant gases has become increasingly prominent. On January 1, 2001, it became illegal for R12 to be handled, other than for disposal, in almost all countries that are members of the European Union.

ii. Several of the major shipping lines that lease from Cronos and other leasing companies have committed to eliminating containers with the R12 refrigerant gas from their fleets in 2001. Inventories of this equipment will continue to increase as shipping lines redeliver leased equipment.

iii. During 2000, Cronos completed a number of term leases for R12 equipment. However, over the course of 2001, the factors outlined above together with the deteriorating economic environment have resulted in a very slow leasing market for R12 equipment. In addition, it is probable that residual prices for R12 containers will decrease as equipment is returned.

        Cronos management considered the impact of these factors in June 2001 and decided to change the current marketing strategy for R12 equipment. Management concluded effective July 1, 2001, that inventories of R12 equipment would be targeted for immediate sale. Management also conducted a review of equipment that was on lease at June 30, 2001.

        Assets to be disposed of: In June 2001 management committed to a plan to dispose of 531 containers with a carrying value of $2.4 million. It was concluded that the carrying value of the assets exceeded fair value and accordingly an impairment charge of $1.4 million was recorded to operations under impairment losses. The assets are reported as part of the Owned container business segment. It is expected that the assets will be disposed of during the second half of 2001 and in the first quarter of 2002.

        Assets to be held and used: Management conducted a review of 776 containers with a carrying value of $3.7 million that were on lease at June 30, 2001. It was concluded that the carrying value of these assets exceeded the future cash flows expected to result from the use of the assets and their eventual disposition, and therefore was not recoverable. Accordingly a charge of $0.6 million was recorded to operations under impairment losses. Fair value was determined by discounting future expected cash flows. The assets are reported as part of the Owned container business segment.

                                THE CRONOS GROUP

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.  Items affecting second quarter results from operations (continued)

b)   Loan notes receivable

        In 1998, 1997 and 1996, the Group sold containers to a third-party container owner for a total of $49.7 million. The total consideration for the container sales comprised four elements:

i.      A cash payment.

ii.     Management fees receivable on revenues earned by the containers.

iii. Non-interest bearing loan notes. The loan notes fall due for repayment after certain other loan notes due to third parties have been repaid from funds generated from the containers, which are managed by the Group.

iv. An option to acquire 75% of the container owning company in August 2006 for one US dollar. This effectively entitles the Group to a residual interest in the containers.

        The four elements of the transactions were essential and integral parts of the consideration. Collectively, they gave the Group the right to participate in the future management and disposal of the containers.

        Management has conducted a discounting exercise on the future revenues to be generated based on historic and projected trends on per diem revenues, utilization and container disposal proceeds.

        In the second quarter of 2001, the Group revised the projections for per diem revenues and utilization downwards. This is due to the current global economic climate and forecasts for economic recovery. Based on the revised projected trends, the Group considers that the carrying value of the loan notes due from the third-party container owners exceed the discounted value of the future cash flows by $2 million. Accordingly, a charge of $2 million was recorded to operations under impairment losses. The charge has been reported as part of the Owned container business segment.

c)  Recovery of related party loans

        In May 2001, the Group was awarded 1.8 million outstanding common shares in the Company that were beneficially owned by a former Chairman and Chief Executive Officer in part consideration for amounts owed under two promissory notes. Such shares had been recorded as common shares held in treasury. The valuation of $6 million, which is based on the estimated fair value of the shares received, represents partial recovery of interest and principle receivable under the two promissory notes.

                                THE CRONOS GROUP

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Earnings per common share (US dollar amounts in thousands, except per share amounts)

    The components of basic and diluted net income per share were as follows:

                                                       Three Months Ended                Six Months Ended
                                                             June 30,                        June 30,
                                                  --------------------------      --------------------------
                                                        2001            2000            2001            2000
                                                  ----------      ----------      ----------      ----------
Net income available for common shareholders      $    2,008      $      868      $    2,602      $    3,712
                                                  ----------      ----------      ----------      ----------
Average outstanding shares of common stock         7,962,513       9,158,378       8,560,445       9,158,378
Dilutive effect of:
- Executive officer common share options              29,343          25,806          19,360          44,038
- Warrants                                            18,119          15,742          11,410          27,993
- 1999 Stock Option Plan                                   -               -               -          10,306
- Non-Employee Director's Equity Plan                 16,374               -          12,096               -
                                                  ----------      ----------      ----------      ----------
Common stock and common stock equivalents          8,026,349       9,199,926       8,603,311       9,240,715
                                                  ----------      ----------      ----------      ----------
Basic and diluted net income per share            $     0.25      $     0.09      $     0.30      $     0.40
                                                  ----------      ----------      ----------      ----------


5.  Amounts receivable from container owners

        Amounts receivable from container owners include amounts due from related parties of $5.0 million and $5.9 million at June 30, 2001 and December 31, 2000, respectively.

6.  Investments in related parties

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

        The investment in US Limited Partnerships was $nil and $1 thousand at June 30, 2001 and December 31, 2000, respectively.

7.  Container equipment

        Container equipment is net of accumulated depreciation of $75.3 million and $78.8 million at June 30, 2001 and December 31, 2000, respectively.


8.  Amounts payable to container owners

        Amounts payable to container owners include amounts payable to related parties of $11.8 million and $10.5 million at June 30, 2001 and December 31, 2000, respectively.


9.  Debt and capital lease obligations

        Debt and capital lease obligations include amounts due within twelve months of $12.8 million and $18.2 million at June 30, 2001 and December 31, 2000, respectively.

                                THE CRONOS GROUP

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


10. Commitments and contingencies (to be read in conjunction with Note 16 to the 2000 Consolidated Financial Statements)

a.  Contingencies - Austrian allegations

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

        In December 1997, the Group recorded an accrual of $3.4 million relating to the alleged transfer of $2.6 million, the related interest, plus the estimated settlement costs of this and other claims by Contrin. On June 30, 2001, the balance of this accrual was $3 million.

        On August 8, 2000, Contrin filed an action in the Luxembourg District Court against the Group seeking recovery of $2.6 million, together with interest and costs. On January 10, 2001, the Group responded to Contrin's complaint, requesting that the District Court dismiss the proceeding for lack of jurisdiction over the dispute. The Group intends to contest Contrin's claims, on the merits, if the Group's motion to dismiss is not granted, but is unable to predict the outcome of the dispute.

        To preserve its rights of indemnity in the face of Contrin's claims, the Group, on June 1, 2000, filed a protective claim against Mr. Palatin and his wife. By its claim, the Group seeks to establish that the Palatins are liable to the Group for any liability which the Group may have to Contrin arising out of the 1994 transfers.

        On July 13, 2000, Cronos also filed a protective claim against the bank that received the funds, Barclays Bank PLC ("Barclays") in the High Court of Justice, London, England. By its claim, the Group seeks a declaration that Barclays is liable to the Group for $2.6 million, plus interest and costs, arising out of Contrin's 1994 transfer to an account with Barclays in the name of Mrs. Palatin. The Group is currently evaluating documents produced by Barclays to determine whether to proceed with its claim against Barclays.

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

        Management considers that prudent provision has been made in the financial statements for the matters noted above. There is a reasonable possibility that a material change could occur with respect to these commitments and contingencies within one year of the date of these financial statements. In such an event, management estimates that possible losses could exceed the amount accrued by $1.9 million.

                                THE CRONOS GROUP

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.  Commitments and contingencies (continued)

b)  Contingencies - TOEMT

        TOEMT, which is currently in liquidation in the United Kingdom, has been separately registered in the same name in both the United Kingdom and the Isle of Man. At June 30, 2001 and December 31, 2000, the Group had $1.1 million and $0.9 million respectively, in amounts payable to TOEMT on deposit in a bank account pending resolution of certain matters relating to the liquidation process. Over the past eighteen months, the Group has become aware that more than one creditor of TOEMT may claim an interest in the distributions made by the Group with respect to the containers owned by TOEMT. At the present time, the Group has insufficient information to evaluate the competing claims or to determine whether the Group may have any liability to the competing creditors for the prior distributions made with respect to the TOEMT containers.

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

        The following chart summarizes the composition of the Cronos fleet (based on original equipment cost) at June 30 for each of the periods indicated:

                                    2001       2000
                                    ----       ----
US Public Limited Partnerships       32%       33%
Other container owners               44%       44%
Owned containers                     24%       23%
                                    ---       ---
Total                               100%      100%
                                    ===       ===


        All containers, whether owned or managed, are operated as part of a single fleet. The Group has discretion over which ocean carriers, container manufacturers and suppliers of goods and services it deals with. Since the Group's agreements with the managed container owners ("Managed Container Owners") meet the definition of leases in Statement of Financial Accounting Standards No. 13, they are accounted for in the Company's financial statements as leases under which the container owners are lessors and the Group is lessee. The agreements with container owners generally provide that the Group will make payments to the container owners based upon the rentals collected from ocean carriers after deducting direct operating expenses and the Group's management fee. The majority of payments to container owners are therefore dependent upon the leasing of the containers by the Group to ocean carriers and the collection of lease rentals. Minimum lease payments on the agreements which have fixed payment terms are presented in Note 13 to the Company's 2000 Consolidated Financial Statements. For the six months ended June 30, 2001, over 83% of payments to container owners represented agreements under the terms of which the amount due to the container owner was calculated as a percentage of the rentals collected from the ocean carriers after deducting the direct operating expenses paid by the Group.

        The following chart summarizes the composition of the Cronos fleet (in thousands), based on twenty-foot equivalent units ("TEU"), by equipment type, at June 30 for each of the periods indicated:

                                       2001       2000
                                    -------     ------
Dry Cargo                             370.2      358.3
Refrigerated                           13.1       12.9
Cellular Palletwide Containers          4.5        3.5
("CPCs")
Rolltrailer                             2.5        2.2
Tank                                    2.0        2.0
Other Dry Freight Specials              3.0        2.9
                                    -------     ------
Total fleet                           395.3      381.8
                                    =======     ======

                                THE CRONOS GROUP

        Demand for dry cargo containers decreased in the first six months of 2001 in line with the slowdown in the US economy and the resulting decline in leasing activity in the transpacific trade routes.

        The Group operates a diversified fleet of containers, including refrigerated containers, tanks, CPCs and rolltrailers. Specialized containers account for over 50% of the Cronos owned fleet (based on original equipment cost). Due to their specialized nature, demand for these containers is less likely to be affected by global economic downturns. During the second quarter of 2001, Cronos has experienced strong demand for all specialized containers.

        The following chart summarizes the combined utilization of the Cronos fleet (based on approximate original equipment cost) at the dates indicated:

                                              2001            2000
                                              ----            ----
Utilization at June 30                         71%             81%


        Over the course of the last twelve months, the Group's combined per diem rate fell by approximately 8% from the combined rate at June 30, 2000.



        THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

        Operating loss for the three months ended June 30, 2001, was $3.4 million compared to an operating profit of $2.1 million for the corresponding period of 2000. Management fees decreased by $1.6 million reflecting lower net lease revenue for the managed segments due primarily to the reduction in demand for dry containers. This was partly offset by a $0.1 million reduction in allocated selling, general and administrative expenses. The operating loss for the owned container segment includes $4 million of impairment charges.

        Gross lease revenue of $30.1 million for the three months ended June 30, 2001, was $4 million, or 11.7%, lower than in the corresponding period of 2000. This was primarily due to the combined effect of lower utilization and per diem rates for the dry container fleet, reflecting the current global economic climate.

        Commissions, fees and other income for the three months ended June 30, 2001, were $1.7 million compared to $1.9 million in the same period of 2000, a decrease of $0.2 million. The second quarter of 2000 included a $0.3 million net gain on the disposal of a property. In the second quarter of 2001, investment income and disposal fees were lower than in 2000 by a total of $0.2 million. This was partly offset by a $0.3 million increase in CPC license fee income.

        Direct operating expenses of $7.9 million for the three months ended June 30, 2001 were $1.5 million, or 23.9%, higher than in the second quarter of 2000. Lower legal and insurance costs of $0.1 million were more than offset by increased repair costs of $0.2 million and increased storage and repositioning costs of $1.4 million.

        Payments to container owners of $14.2 million during the three months ended June 30, 2001, were $3.8 million, or 21.2%, lower when compared to the corresponding period in 2000. Net lease revenue declined for each of these segments due primarily to the decline in market demand for dry containers. A $2 million decrease in Payments to US Limited Partnerships was due to a smaller fleet size, reflecting the sale of containers owned by older programs in the second half of 2000, as well as lower dry container utilization and per diem rates. Payments to Other Container Owners were $9.5 million, a decrease of $1.8 million, or 15.9%, when compared to the same period of 2000.

        Depreciation and amortization during the three months ended June 30, 2001, was almost unchanged compared to the second quarter of 2000. A $0.2 million increase in depreciation expense for container equipment was offset by a $0.2 million decrease in depreciation expense for other fixed assets. The reduction in non-container depreciation was due to the sale of a building in June 2000.

                                THE CRONOS GROUP


        Selling, general and administrative expenses declined to $3.4 million for the three months ended June 30, 2001, from $4.1 million in the corresponding period of 2000, a decrease of $0.8 million, or 18.3%. This was due primarily to reduced non-operating legal and other expenses and lower manpower costs.

        Interest expense of $2.2 million for the three months ended June 30, 2001, was $0.2 million, or 7.3%, lower when compared to the corresponding period in 2000. A $0.1 million non-recurring charge incurred in the second quarter of 2001 in connection with the refinancing of certain loan facilities was more than offset by the effect of lower interest rates.

        Recovery of related party loans of $6 million for the three months ended June 30, 2001, represented the partial recovery of interest and principal receivable under two promissory notes between the Group and a former Chairman and Chief Executive Officer of the Group. The Group had previously made a provision against some of the amounts owed under the promissory notes in December 1997. In May 2001, Cronos was awarded 1.8 million outstanding common shares in the Company that were beneficially owned by the former Chairman and Chief Executive Officer in partial consideration for amounts owed under the promissory notes. Such shares had been recorded as common shares in treasury. The valuation of $6 million was based on the estimated fair value of the shares received.

        Impairment charges of $4 million were recorded during the second quarter of 2001 against certain refrigerated containers and against loan notes receivable from a third-party container owner.

        The Group undertook a review of its refrigerated container equipment and identified a number of issues that have had an impact on the carrying value of certain equipment, which use the R12 refrigerant gas. Management concluded that, due to recent legislation within the European Union, which prohibited the handling of R12 except for disposal, and due to commitments from leading lessees of this equipment to eliminate such containers from their fleets during 2001, the carrying value of these containers exceeded fair value. As a result of the review, inventories of R12 equipment would be targeted for immediate sale and it was concluded that 531 containers with a carrying value of $2.4 million exceeded fair value. Accordingly an impairment charge of $1.4 million was recorded. Additionally, a review was conducted of 776 containers with a carrying value of $3.7 million that were on lease at June 30, 2001. It was concluded that the carrying value of these assets exceeded the future cash flows expected to result from the use of the assets and their eventual disposition, and therefore was not recoverable. Accordingly an impairment charge of $0.6 million was recorded.

         In the second quarter of 2001, the Group also reviewed the carrying value of a loan note receivable from third party container owners. Due to the current global economic climate and forecasts for economic recovery, management revised the projections for per diem revenues and utilization downwards. Based on the revised projected trends, the Group considers that the carrying value of the loan notes due from the third-party container owners exceed the discounted value of the future cash flows by $2 million. Accordingly, an impairment charge of $2 million was recorded.



        SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30,
2000

        Operating loss for the six months ended June 30, 2001, was $2.5 million compared to an operating profit of $3.3 million for the corresponding period of 2000. Profits declined for the three segments as net lease revenue decreased reflecting the global economic climate. This was partly offset by a reduction in selling, general and administrative expenses. The owned container segment included impairment charges of $4 million.

        Gross lease revenue of $61.6 million in the six months ended June 30, 2001 was $6.6 million, or 9.7%, lower than in the same period of 2000. This was due to the combined effect of lower utilization and per diem rates.

                                THE CRONOS GROUP

        Commissions, fees and other income for the six months ended June 30, 2001, of $3 million were $0.2 million, or 7%, lower than in the first six months of 2000. The corresponding period for 2000 included a gain on the sale of a building of $0.3 million, higher acquisition fees of $0.1 million, and higher investment income of $0.1 million, which were partly offset by a $0.3 million increase in CPC license fees in the first half of 2001.

        Gain on sale of investment of $0.3 million in the first six months of 2001 represented the sale of shares that had been held in escrow as security for a 1994 tax indemnification agreement. This agreement expired on December 31, 2000, and the shares were released in the first quarter of 2001. The gain of $3.2 million in the first half of 2000 represented profit realized pursuant to the receipt of shares from two escrow accounts that had been held pending post-closing reports and adjustments related to the Agreement and Plan of Merger between Transamerica Corporation and Trans Ocean Limited in 1996.

        Direct operating expenses of $14.6 million in the first six months of 2001 were $0.6 million, or 4.5%, higher than in the corresponding period of 2000. A reduction of $1.2 million in charges for legal expenses and doubtful accounts was more than offset by a $1.8 million increase in storage costs due to a larger off-hire dry container fleet.

        Payments to container owners of $30.2 million in the first half of 2001, were $5.0 million, or 14.1%, lower when compared to the corresponding period in 2000. This is a result of declining net lease revenue due to the current global economic climate. Payments to US Limited Partnerships were $2.5 million lower than in the same period of 2000 due to the sale of containers owned by older programs in the second half of 2000 as well as the combined effect of lower utilization and per diem rates for dry containers. Payments to Other Container Owners were also $2.5 million lower than in the first half of 2000 as lower utilization and per diem rates more than offset the effect of a larger fleet.

        Depreciation and amortization for the six months ended June 30, 2001, was $8.1 million, compared to $7.9 million for the corresponding period of 2000. An increase in container depreciation was partially offset by a reduction in depreciation for other fixed assets as a result of the sale of a building in June 2000.

        Selling, general and administrative expenses decreased to $6.8 million in the first half of 2001, from $8.4 million in the first half of 2000, a reduction of $1.6 million, or 18.8%. This was due primarily to reductions in non-operating legal and related expenses of $0.9 million, reduced manpower costs of $0.3 million, lower professional services costs of $0.2 million, reduced information technology costs of $0.1 million and other cost savings of $0.1 million.

        Interest expense of $4.4 million for the six months ended June 30, 2001, decreased by $0.4 million, or 8.2%, when compared to the corresponding period in 2000. This decrease was primarily due to the effect of lower interest rates. Interest expense for the first half of 2001 included a $0.1 million non-recurring charge incurred in connection with the refinancing of certain loan facilities.

        Recovery of related party loans for the six months ended June 30, 2001, represented the partial recovery of interest and principal receivable under two promissory notes between the Group and a former Chairman and Chief Executive Officer of the Group. The Group had previously made a provision against some of the amounts owed under the promissory notes in December 1997. In May 2001, Cronos was awarded 1.8 million outstanding common shares in the Company that were beneficially owned by the former Chairman and Chief Executive Officer in partial consideration for amounts owed under the promissory notes. Such shares had been recorded as common shares in treasury. The valuation of $6 million was based on the estimated fair value of the shares received.

                                THE CRONOS GROUP

        Impairment charges of $4 million for the six months ended June 30, 2001 were recorded against certain refrigerated containers and against loan notes receivable from a third-party container owner.

        The Group undertook a review of its refrigerated container equipment and identified a number of issues that have had an impact on the carrying value of certain equipment, which use the R12 refrigerant gas. As a result of the review, management concluded that inventories of R12 equipment would be targeted for immediate sale and that 531 containers with a carrying value of $2.4 million exceeded fair value. Additionally, a review was conducted of 776 containers with a carrying value of $3.7 million that were on lease at June 30, 2001. It was concluded that the carrying value of these assets exceeded the future cash flows expected to result from the use of the assets and their eventual disposition. As a result of these reviews, an impairment charge of $2 million was recorded.

        The Group also reviewed the carrying value of a loan note receivable from third party container owners. Due to the current global economic climate and forecasts for economic recovery, management revised the projections for per diem revenues and utilization downwards. Based on the revised projected trends, the Group considers that the carrying value of the loan notes due from the third-party container owners exceed the discounted value of the future cash flows by $2 million. Accordingly, an impairment of $2 million was recorded.

        LIQUIDITY AND CAPITAL RESOURCES

        Cash from Operating Activities: Net cash provided by operating activities was $13.2 million and $12.9 million during the first six months of 2001 and 2000, respectively. The net cash generated in 2001 was primarily due to a decrease in container equipment for resale, reflecting the sale of $8 million of container equipment to a new managed container owner program, which was partly offset by a decrease in amounts due to container manufacturers of $3.6 million. The net cash generated in 2000 reflected a $4.6 million increase in amounts due to container manufacturers, as well as the receipt of $1.5 million of sales tax which was subsequently paid to the tax authorities in the third quarter. This was partly offset by a $4.3 million increase in new container equipment for resale, and a $3.1 million increase in the amounts due from lessees.

        Cash from Investing Activities: Net cash used in investing activities was $13 million in the first six months of 2001, reflecting the acquisition of $16.8 million of container equipment, $9 million of which relates to a new five year refrigerated container term lease. Net cash provided by investing activities comprised proceeds from the sale of container equipment of $3.3 million and proceeds from the sale of investments of $0.5 million. Net cash provided by investing activities was $3.5 million in the first six months of 2000 reflecting $4.5 million in proceeds from the sale of a building and container equipment, and the receipt of $1 million of funds that had been held in an escrow account.

        Cash from Financing Activities: Net cash used in financing activities was $2.4 million during the first six months of 2001, compared to $16.2 million for the corresponding period of 2000. In the first six months of 2001, the Group borrowed $9 million of new term debt and repaid $11.5 million of debt and capital lease obligations. In the first six months of 2000, debt repayments included $2.7 million of proceeds realized on the conversion of investment securities. In addition, the Group placed $5.2 million on deposit in a restricted cash account, including $3.5 million of property sale proceeds, in accordance with the terms of the loan agreement.

        CAPITAL RESOURCES

        The Group has placed orders with container manufacturers totaling $1.7 million at June 30, 2001. These orders relate to containers to be purchased for managed container owners or to be financed by the Group using debt funding.

        On July 19, 2001, the Group entered into a $60 million revolving credit facility with Fortis Bank (Nederland) N.V. This facility is for a term of three years with an interest rate of libor plus 2.25%, payable monthly in arrears. The first draw down under the facility was utilized to refinance existing loan facilities and to fund new container additions.

                                THE CRONOS GROUP

ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Interest rate risk: Outstanding borrowings are subject to interest rate risk. Approximately 76% of total borrowings had floating interest rates at June 30, 2001. The Group conducted an analysis of borrowings with variable interest rates to determine their sensitivity to interest rate changes. In this analysis, the same change was applied to the current balance outstanding, leaving all other factors constant. It was found that if a 10% increase were applied to variable interest rates, the expected effect would be to reduce annual cash flows by $0.4 million.

        Exchange rate risk: Substantially all of the Group's revenues are billed and paid in US dollars and a significant portion of costs are billed and paid in US dollars. Of the remaining costs, the majority are individually small, unpredictable and incurred in various denominations and thus are not suitable for cost effective hedging. By reference to the first six months of 2001, it is estimated that for every 10% incremental decline in the value of the US dollar against various foreign currencies, the effect would be to reduce cash flows by $0.6 million in any given year.

        As exchange rates are outside of the control of the Group, there can be no assurance that such fluctuations will not adversely effect its results of operations and financial condition.

NEW ACCOUNTING PRONOUNCEMENTS

        On January 1, 2001 the Group adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". The adoption of SFAS 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Group.

        In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Group will adopt SFAS No. 142 for its fiscal year beginning January 1, 2002, and is evaluating the impact of the adoption of these standards. The Group has not yet determined the effect of adoption on its financial position and results of operations.

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

        To preserve its rights of indemnity in the face of Contrin's claims, the Group, on June 1, 2000, filed a protective claim in the High Court of Justice, London, England, against Mr. Palatin and his wife. By its claim, the Group seeks to establish that the Palatins are liable to the Group for any liability which the Group may have to Contrin arising out of the 1994 transfers. On March 29, 2001, The Group secured a "freezing injunction" from the High Court of Justice in aid of its claim against the Palatins. By the injunction, the Palatins are prohibited from selling, charging, or otherwise disposing of their interest in an estate the Group believes is beneficially owned by the Palatins in Amersham, England, until further order of the Court. The injunction also extends to Klamath Enterprises, S.A. ("Klamath"), a Panamanian company and the record owner of the estate. The Palatins have contested the jurisdiction of the High Court of Justice over them, and have filed an affidavit with the Court asserting that the estate is owned by Pontino SA, a Panamanian company, in which they disclaim any interest. The Group believes that the High Court of Justice has jurisdiction to hear its claim against the Palatins and that their disclaimer of any beneficial interest in the Amersham estate is not credible. On June 22, 2001, upon the stipulation of the parties, the Court entered its Order staying further prosecution of the Group's claim against the Palatins. The purpose of the stay is to await resolution of the Group's motion to dismiss Contrin's Luxembourg action against the Group. By the terms of the stay, either party may restore the action upon 14 days' notice to the other party. The Group's freezing injunction remains in place during the period of the stay, but the Palatins may, upon 14 days' notice to the Group, apply to modify the terms of the injunction.

        On July 13, 2000, the Group also filed a protective claim (2000 Folio No. 10) against Barclays in the High Court of Justice, London, England. By its claim, the Group seeks a declaration that Barclays is liable to the Group for $2.6 million, plus interest and costs, arising out of Contrin's 1994 transfer to an account with Barclays in the name of Mrs. Palatin. The Group obtained an order from the Court requiring the production of documents by Barclays. The Group is currently evaluating the documents produced by Barclays to determine whether to proceed with its claim against Barclays.

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

        Mr. Palatin did not respond to the Company's lawsuit, and on February 8, 2000, the Supreme Court of the State of New York entered its default judgment against Mr. Palatin in the amount of $6.6 million. Since that time the Company has pursued execution of the judgment against Mr. Palatin's beneficial ownership of the common shares of the Company. According to filings made with the SEC by the shareholder of Klamath Enterprises S.A. ("Klamath"), Mr. Palatin was the beneficial owner of the 1,793,798 outstanding common shares of the Company owned of record by Klamath (the "Klamath Shares"). The Company pursued execution of the judgment it obtained against Mr. Palatin in the Superior Court of the Commonwealth of Massachusetts, Norfolk County, where its transfer agent, EquiServe Trust Company, N.A. ("EquiServe"), is located, and in Geneva, Switzerland, where the individual the Company believes is the record owner of the outstanding shares of Klamath resides. The Company secured, from the Massachusetts Court, preliminary injunctive orders against Mr. Palatin and Klamath, enjoining them from selling or transferring the Klamath Shares, and the Company obtained from the Swiss courts a preliminary attachment order preventing the record owner of the outstanding shares of Klamath from transferring the Klamath Shares.

        On May 8, 2001, in response to a motion the Company made in the Massachusetts Court, the Court entered its judgment against Mr. Palatin and Klamath, affirming the default judgment of the New York State Supreme Court in the amount of $6,583,665.72, and ordering the Company's transfer agent, EquiServe, to cancel the Klamath Shares, to issue a new stock certificate for 1,793,798 common shares in the name of the Company's subsidiary, Cronos Equipment (Bermuda) Limited ("Cronos Bermuda"), and to transfer the Klamath Shares to Cronos Bermuda on the books and records of the transfer agent. EquiServe promptly cancelled the Klamath Shares and issued a new stock certificate for 1,793,798 common shares of the Company to Cronos Bermuda. The Court also ordered Mr. Palatin and Klamath to pay Cronos Bermuda's fees and expenses, including attorneys' fees, incurred in securing the final judgment.

        From and after May 8, 2001, the Klamath Shares, representing 19.6% of the 9,158,378 common shares of the Company issued and outstanding prior to the said date, no longer will be deemed outstanding common shares of the Company. Cronos Bermuda, as the holder of the Klamath Shares, will not be entitled to vote at any meeting of the Company's shareholders or on any matter put to the shareholders for approval, and will not be entitled to any dividends or other distributions the Company declares on its outstanding common shares.

        Under Luxembourg law, the Company has three years to resell the Klamath Shares. If the shares are not resold within this period of time, then they are automatically cancelled. The Company may also, under Luxembourg law, seek shareholder approval for the retirement and cancellation of the shares. The Company does not presently intend to resell the shares but to cancel and retire them, either by seeking shareholder approval for a cancellation and retirement of the shares or by allowing the time within which to resell the shares to lapse.

                                THE CRONOS GROUP

        PREVIOUS REPORTS

        Investors are referred to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, for the Company's report on the SEC's proceedings against Mr. Palatin and the cease-and-desist orders consented to by Messrs. Weissenberger and Friedberg, former directors and (in the case of Mr. Palatin and Mr. Weissenberger) former officers of the Company.



ITEM 2 -- CHANGES IN SECURITIES AND USE OF PROCEEDS

        Not applicable

ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES

        Not applicable

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Incorporated by reference to Schedule 14A (Rule 14a-101) filed April 27, 2001

ITEM 5 -- OTHER INFORMATION

        Not applicable

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

Number   Description
------   -----------
10.20   Guarantee, dated as of July 19, 2001, by and between the Group and
        Fortis Bank N.V, as agent on behalf of itself.

10.21   Loan Agreement, dated as of July 19, 2001, by and between Cronos Finance
        (Bermuda) Limited as issuer, and Fortis Bank N.V. as agent on behalf of the noteholder, and itself, as the initial noteholder.


(b)     Reports on Form 8-K

        On January 31, 2001, a Current Report on Form 8-K was filed by the Company announcing the results of the shareholder voting on the matters submitted to the shareholders at the annual meeting.

        On May 11, 2001, a Current Report on Form 8-K was filed by the Company announcing that Massachusetts Superior Court had entered a judgement cancelling 1,793,798 outstanding common shares.

                                THE CRONOS GROUP

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                THE CRONOS GROUP

SIGNATURE                           TITLE                                           DATE
---------                           -----                                           ----
By    /s/ PETER J YOUNGER           Director, Chief Operating Officer,              August 13, 2001
      Peter J Younger               Chief Financial Officer and
                                    Chief Accounting Officer
                                    (Principal Financial and Accounting Officer)