Form 10-Q/A
period 2001-06-30
CRONOS GROUP
filed 2001-08-14
CIK 919869

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 FORM 10-Q/A
                              (AMENDMENT NO. 1)

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

                         PART II -- OTHER INFORMATION


ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Group's 2001 annual meeting of shareholders was held on Friday, June 1, 2001, in Luxembourg. The record date of the meeting was fixed by the Board of Directors of the Group at April 4, 2001. As of the record date, the Group had outstanding 9,158,378 common shares. (As reported by the Group in its Current Report on Form 8-K, dated May 8, 2001, and under Item 1, "Legal Proceedings," of
Part II of this Report, the number of outstanding common shares of the Group was reduced, effective May 8, 2001, to 7,364,580 common shares.)

The holders of 5,913,640 common shares of the Group were represented at the 2001 annual meeting of the shareholders in person or by proxy, thus constituting a quorum of the shareholders for the meeting. The following sets forth the results of the shareholder voting on the matters submitted to the shareholders at the annual meeting.


              ELECTION ITEM                            VOTE                             COUNT

1.   Elect Two Directors.
     The Nominees Were:


     Dennis J. Tietz                         For                                        5,872,988

                                             Authority Withheld                            40,652

     Peter J. Younger                        For                                        5,872,988

                                             Authority Withheld                            40,652

2.   Approve Amendment to the 1999           For                                        5,826,148
     Stock Option Plan.

                                             Against                                       72,942


                                             Abstain                                       14,550


                                             Broker Nonvotes                                    0


3.   Approve the Appointment of Deloitte     For                                        5,898,450
& Touche S.A. as the Independent
Auditors for the Year Ending
December 31, 2001 and Authorize the          Against                                       15,040
Board to Fix the Auditors' Remuneration.

                                             Abstain                                          150


                                             Broker Nonvotes                                    0


4.   Approve the Company's Consolidated      For                                        5,876,550
and Unconsolidated Financial Statements
for the Year Ended December 31, 2000,
and the Reports of the Company's             Against                                       15,540
Independent Auditors and of the Board of
Directors thereon, each dated February
16, 2001.                                    Abstain                                       21,550


                                             Broker Nonvotes                                    0


              ELECTION ITEM                            VOTE                             COUNT

5.   Discharge the Following Members of      For                                        5,851,338
the Board of Directors Pursuant to
Article 74 of the Company law (10 August
1915) from the Execution of Their            Against                                       16,040
Mandate For the Year Ended December 31,
2000: Dennis J. Tietz, Peter J. Younger,
Maurice Taylor, Charles Tharp, S.            Abstain                                       46,262
Nicholas Walker and Robert M. Melzer.

                                             Broker Nonvotes                                    0

6.   Approve   the   Allocation   of  the    For                                        5,876,550
Profit/Loss  Reported  by the Company for
the Year Ended December 31, 2000.
                                             Against                                       15,040


                                             Abstain                                       22,050


                                             Broker Nonvotes                                    0

The election of the two nominees for director required the approval, in person or by proxy, of the holders of a majority of the issued and outstanding common shares of the Group; the balance of the proposals submitted to the shareholders required the approval, in person or by proxy, of the holders of a majority of the outstanding common shares of the Group present in person or by proxy at the meeting. The two nominees for director, Messrs. Tietz and Younger, each received the approval of the holders of more than 50% of the issued and outstanding common shares of the Group, and the balance of the proposals submitted to the shareholders received the approval of the holders of a majority of the common shares of the Group present in person or by proxy at the meeting.

                                THE CRONOS GROUP

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                THE CRONOS GROUP

SIGNATURE                           TITLE                                           DATE
---------                           -----                                           ----
By /s/ DENNIS J. TIETZ              Chief Executive Officer                  August 14, 2001
      Dennis J. Tietz               and Chairman of the Board of Directors
