Form 10-Q
period 2001-09-30
CRONOS GROUP
filed 2001-11-13
CIK 919869

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ______________ to _______________

Commission file number: 0-24464

THE CRONOS GROUP
(Exact name of Registrant as specified in its charter)

LUXEMBOURG (State or other Jurisdiction of incorporation or organization)	NOT APPLICABLE (I.R.S. Employer Identification No.)

16, ALLÉE MARCONI, BOITE POSTALE 260, L-2120 LUXEMBOURG
(Address of principal executive offices)(zip code)

Registrant’s telephone number, including area codes:
(352) 453145

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     The number of Common Shares outstanding as of November 12, 2001:

Class	Number of Shares Outstanding

Common	7,364,580

The Cronos Group

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

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

     These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K.

     This financial information reflects, in the opinion of management, all adjustments necessary to present fairly, the results for the interim periods. Such adjustments consist of only normal recurring adjustments. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

The Cronos Group

Condensed Consolidated Statements of Income
(US dollar amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Gross lease revenue	$29,798	$35,083	$91,364	$103,294
Commissions, fees and other income:
- US Limited Partnerships	334	325	1,000	990
- Unrelated parties	1,366	970	3,653	3,479
Gain on sale of investment:
- gain on conversion of investment	—	461	—	1,502
- realized holding gain	—	—	301	2,129

Total revenues	31,498	36,839	96,318	111,394

Direct operating expenses	8,726	7,068	23,276	20,989
Payments to container owners:
- US Limited Partnerships	4,231	6,627	14,733	19,607
- Other Container Owners	9,074	11,499	28,812	33,741
Depreciation and amortization	3,869	3,941	11,947	11,886
Selling, general and administrative expenses	3,339	4,692	10,173	13,110
Interest expense	2,043	2,218	6,437	7,004
Recovery of related party loans	—	—	(6,000)	—
Impairment losses	—	—	4,000	—

Total expenses	31,282	36,045	93,378	106,337

Income before income taxes	216	794	2,940	5,057
Income taxes	—	158	122	709

Net income	216	636	2,818	4,348
Other comprehensive income:
- unrealised holding gain (loss) on available for sale securities arising during the period	—	86	(150)	(330)
- reclassification adjustment	—	(452)	(294)	(533)

Comprehensive income	$216	$270	$2,374	$3,485

Basic and diluted net income per common share	$0.03	$0.07	$0.34	$0.47

The accompanying notes are an integral part of these condensed consolidated financial statements.

The Cronos Group

Condensed Consolidated Balance Sheets
(US dollar amounts in thousands, except per share amounts)
(unaudited)

	September 30,	December 31,
	2001	2000

Assets
Cash and cash equivalents	$4,954	$6,601
Amounts due from lessees (net)	23,577	28,334
Amounts receivable from container owners	9,316	9,851
New container equipment for resale	2,686	11,790
Net investment in direct finance leases	3,472	99
Investments	—	628
Container equipment (net)	143,486	140,751
Building and other equipment (net)	491	846
Cash deposits (restricted)	452	1,418
Intangible assets	12,289	12,695
Other assets including prepayments	17,076	17,880

Total assets	$217,799	$230,893

Liabilities and shareholders’ equity
Amounts payable to container owners	$17,318	$23,254
Amounts payable to container manufacturers	6,623	12,314
Other amounts payable and accrued expenses	14,235	15,684
Debt and capital lease obligations	104,599	99,379
Current and deferred income taxes	6,996	7,117
Deferred income and unamortized acquisition fees	6,901	8,392

Total liabilities	156,672	166,140

Shareholders’ equity
Common shares	18,317	18,317
Additional paid-in capital	49,925	49,925
Share subscriptions receivable	(79)	(79)
Accumulated other comprehensive income, net of tax	—	444
Common shares held in treasury	(6,000)	—
Accumulated deficit	(1,036)	(3,854)

Total shareholders’ equity	61,127	64,753

Total liabilities and shareholders’ equity	$217,799	$230,893

The accompanying notes are an integral part of these condensed consolidated financial statements.

The Cronos Group

Condensed Consolidated Statements of Cash Flows
(US dollar amounts in thousands, except per share amounts)
(Unaudited)

	Nine Months Ended
	September 30,

	2001	2000

Net cash provided by operating activities	$10,362	$13,615

Investing activities
Purchase of container and other equipment	(17,954)	(2,339)
Investment in finance lease equipment	(2,515)	—
Proceeds from sale of building	—	8,732
Proceeds from sales of container and other equipment	5,926	1,315
Proceeds from sale of investment	484	764
Proceeds from release of escrow deposits	—	1,245

Net cash (used in) provided by investing activities	(14,059)	9,717

Financing activities
Proceeds from issuance of term debt	52,988	1,956
Repayments of term debt and capital lease obligations	(51,904)	(24,703)
Cash deposits (restricted)	966	(1,531)

Net cash provided by (used in) financing activities	2,050	(24,278)

Net decrease in cash and cash equivalents	(1,647)	(946)
Cash and cash equivalents at beginning of period	6,601	8,701

Cash and cash equivalents at end of period	$4,954	$7,755

Supplementary disclosure of cash flow information:
Cash paid during the period for:
- interest	$6,699	$6,317
- income taxes	265	747
Cash received during the period for:
- interest	552	550
- income taxes	19	—
Non-cash activities:
- container equipment acquired under capital lease	3,860	6,080
- other fixed assets acquired under capital lease	276	—
- container equipment / amounts payable to container manufacturers	—	5,051
- capital lease / amounts payable to container manufacturers	—	1,145
- recovery of related party loans	6,000	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

The Cronos Group

Consolidated Statement of Shareholders’ Equity
(US dollar amounts in thousands, except per share amounts)
(Unaudited)

Nine months ended September 30, 2001

				Accumulated
		Additional	Share	other	Restricted		Common	Total
	Common	paid-in	subscriptions	comprehensive	retained	Accumulated	shares held	shareholders'
	shares	capital	receivable	income	earnings	deficit	in treasury	equity

Balance, December 31, 2000	$18,317	$49,925	$(79)	$444	$1,832	$(5,686)	$—	$64,753
Net income						2,818		2,818
Receipt of shares in settlement of related party loans							(6,000)	(6,000)
Change in unrealized holding gain on available for sale securities				(444)				(444)

Balance, September 30, 2001	$18,317	$49,925	$(79)	$—	$1,832	$(2,868)	$(6,000)	$61,127

The accompanying notes are an integral part of these condensed consolidated financial statements.

The Cronos Group

Notes to the Condensed Consolidated Financial Statements
(US dollar amounts in thousands, except per share amounts)
(Unaudited)

1.	The condensed consolidated financial statements include the accounts of The Cronos Group and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

2.	Operating segment data

Condensed segment information is provided in the tables below:

		Other
	US Limited	Container	Owned
	Partnerships	Owners	Containers	Total

Three months ended September 30, 2001
Gross lease revenue	$8,212	$13,523	$8,063	$29,798
Operating profit before indirect items	1,551	422	1,842	3,815
Operating profit (loss)	473	(766)	1,133	840
Segment assets	11,646	15,226	156,421	183,293
Three months ended September 30, 2000
Gross lease revenue	$10,768	$15,836	$8,479	$35,083
Operating profit before indirect items	1,823	1,860	1,531	5,214
Operating profit	532	571	826	1,929
Segment assets	17,263	16,986	161,379	195,628
Nine months ended September 30, 2001
Gross lease revenue	$25,929	$41,667	$23,768	$91,364
Operating profit before indirect items	4,936	2,585	1,982	9,503
Operating profit (loss)	1,486	(1,059)	(111)	316
Segment assets	11,646	15,226	156,421	183,293
Nine months ended September 30, 2000
Gross lease revenue	$32,790	$46,353	$24,151	$103,294
Operating profit before indirect items	6,255	5,343	4,064	15,662
Operating profit	2,103	1,248	1,888	5,239
Segment assets	17,263	16,986	161,379	195,628

Reconciliation of operating profit for reportable segments to income before income taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Operating profit	$840	$1,929	$316	$5,239
Gain on sale of investment	—	461	301	3,631
Selling, general and administrative expenses	(470)	(1,418)	(1,270)	(3,279)
Amortization of intangibles	(154)	(178)	(407)	(534)
Impairment losses	—	—	(2,000)	—
Recovery of related party loans	—	—	6,000	—

Income before income taxes	$216	$794	$2,940	$5,057

The Cronos Group
Notes to the Condensed Consolidated Financial Statements

3. Earnings per common share (US dollar amounts in thousands, except per share amounts)

     The components of basic and diluted net income per share were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Net income available for common shareholders	$216	$636	$2,818	$4,348

Average outstanding shares of common stock	7,364,580	9,158,378	8,213,259	9,158,378
Dilutive effect of:
- Executive officer common share options	45,380	27,674	28,033	38,583
- Warrants	28,896	16,997	17,238	24,328
- 1999 Stock Option Plan	10,040	—	3,347	6,871
- Non-Employee Directors Equity Plan	21,714	—	15,355	—

Common stock and common stock equivalents	7,470,610	9,203,049	8,277,232	9,228,160

Basic and diluted net income per share	$0.03	$0.07	$0.34	$0.47

4. Amounts receivable from container owners

     Amounts receivable from container owners include amounts due from related parties of $5.0 million and $5.9 million at September 30, 2001 and December 31, 2000, respectively.

5. Investments in related parties

     Investments in related parties comprise investments as a general partner and as a limited partner in eight sponsored funds. These general and limited partner investments are accounted for using the equity method. The subsidiary of the Company that acts as a general partner maintains insurance for bodily injury, death and property damage for which a partnership may be liable, and may be contingently liable for uninsured obligations of the partnerships.

     The investment in US Limited Partnerships was $nil and $1 thousand at September 30, 2001 and December 31, 2000, respectively.

6. Container equipment

     Container equipment is net of accumulated depreciation of $78.2 million and $78.8 million at September 30, 2001 and December 31, 2000, respectively.

7. Amounts payable to container owners

     Amounts payable to container owners include amounts payable to related parties of $10.9 million and $10.5 million at September 30, 2001 and December 31, 2000, respectively.

8. Debt and capital lease obligations

     Debt and capital lease obligations include amounts due within twelve months of $12.9 million and $18.2 million at September 30, 2001 and December 31, 2000, respectively.

The Cronos Group

Notes to the Condensed Consolidated Financial Statements

9. Commitments and contingencies (to be read in conjunction with Note 15 to the 2000 Consolidated Financial Statements)

a. Contingencies — Dispute with Contrin Holding S.A.

     Since 1983, the Group has managed containers for Austrian investment entities sponsored by companies owned or controlled by Contrin Holding S.A., a Luxembourg holding company (“Contrin”) and for Contrin itself.

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

     In December 1997, the Group recorded an accrual of $3.4 million relating to the alleged transfer of $2.6 million, the related interest, plus the estimated settlement costs of this and other claims by Contrin. On September 30, 2001, the balance of this accrual was $3 million.

     On August 8, 2000, Contrin, through an affiliate, filed an action in the Luxembourg District Court against the Company seeking recovery of $2.6 million, together with interest and costs. On January 10, 2001, the Company responded to Contrin’s complaint, requesting that the District Court dismiss the proceeding for lack of jurisdiction over the dispute. The Company intends to contest Contrin’s claims, on the merits, if the Company’s motion to dismiss is not granted, but is unable to predict the outcome of the dispute.

     To preserve its rights of indemnity in the face of Contrin’s claims, the Group, on June 1, 2000, filed a protective claim against Mr. Palatin and his wife. By its claim, the Group seeks to establish that the Palatins are liable to the Group for any liability which the Group may have to Contrin arising out of the 1994 transfers.

     On July 13, 2000, Cronos also filed a protective claim against the bank that received the funds, Barclays Bank PLC (“Barclays”) in the High Court of Justice, London, England. By its claim, the Group seeks a declaration that Barclays is liable to the Group for $2.6 million, plus interest and costs, arising out of Contrin’s 1994 transfer to an account with Barclays in the name of Mrs. Palatin. The Group is currently evaluating documents produced by Barclays to determine whether to proceed with its claim against Barclays.

     On August 2, 2001, Contrin, through the same affiliate that filed the action in the Luxembourg District Court, filed a separate claim against Cronos Containers N.V. (“CNV”), a wholly-owned Netherlands Antilles subsidiary of the Company, in the High Court of Justice, London, England. By its claim, Contrin asserts that CNV, wrongfully and in violation of the management agreement between Contrin and CNV, failed to distribute to Contrin $0.5 million in distributions for the second through fourth calendar quarters of 1996. Contrin seeks recovery of this sum, plus interest.

     Contrin has granted to CNV an extension of time within which to answer or otherwise respond to the claim. CNV intends to contest Contrin’s claim, believing it has meritorious defenses to the claim, but is unable to predict the outcome of the dispute.

     Contrin investors have also made claims with respect to alleged transactions between third parties and companies alleged to be connected to Mr. Palatin, including Transocean Equipment Manufacturing and Trading Limited (“TOEMT”), involving the purchase and sale of containers in a manner designed to secure a tax mitigation advantage to those third parties. It is alleged that sums remain owing to the third parties by one or more of these companies in connection with the pre-arranged trading in containers. Current management of the Company believes that the Group was not involved in these transactions, that the Group had no access to the records of the alleged transactions and insofar as the Group has managed the containers, the Group has acted in accordance with instructions from authorized representatives of the third parties.

The Cronos Group
Notes to the Condensed Consolidated Financial Statements

9. Commitments and contingencies (continued)

a. Contingencies — Dispute with Contrin Holding S.A.(continued)

     Management considers that prudent provision has been made in the financial statements for the matters noted above. There is a reasonable possibility that a material change could occur with respect to these commitments and contingencies within one year of the date of these financial statements. In such an event, management estimates that possible losses could exceed the amount accrued by $2.3 million.

b. Contingencies — TOEMT

     TOEMT, which is currently in liquidation in the United Kingdom, has been separately registered in the same name in both the United Kingdom and the Isle of Man. At September 30, 2001 and December 31, 2000, the Group had $1.1 million and $0.9 million respectively, in amounts payable to TOEMT on deposit in a bank account pending resolution of certain matters relating to the liquidation process. Over the past eighteen months, the Group has become aware that more than one creditor of TOEMT may claim an interest in the distributions made by the Group with respect to the containers owned by TOEMT. At the present time, the Group has insufficient information to evaluate the competing claims or to determine whether the Group may have any liability to the competing creditors for the prior distributions made with respect to the TOEMT containers.

10. New accounting pronouncements

     On January 1, 2001 the Group adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The adoption of SFAS 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Group.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that all business combinations initiated after September 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Group will adopt SFAS No. 142 for its fiscal year beginning January 1, 2002. The Group has not yet determined the effect of adoption of these standards on its financial position and results of operations.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which is effective for all fiscal years beginning after June 15, 2002. This standard requires a company to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, and a corresponding increase in the carrying value of the related long-lived asset. During October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which is effective for all fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No. 121, but retains its fundamental provisions relating to the recognition and measurement of the impairment of long-lived assets to be held and used, and the measurement of long lived assets to be disposed of by sale. The Group has not yet determined the effect of adoption of either SFAS 143 or SFAS 144 on its financial position and results of operations.

The Cronos Group

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

     General

     The Group generates revenues by leasing to ocean carriers, marine containers that are owned either by managed container programs (“Managed Container Owners”), comprising US Limited Partnerships and Other Container Owners, or by the Group itself (“Owned Containers”). These leases, which generate most of the Group’s revenues, are generally operating leases.

     The following chart summarizes the composition of the Cronos fleet (based on original equipment cost) at September 30 for each of the periods indicated:

	2001	2000

US Public Limited Partnerships	31%	32%
Other Container Owners	45%	45%
Owned Containers	24%	23%

Total	100%	100%

     All containers, whether owned or managed, are operated as part of a single fleet. The Group has discretion over which ocean carriers, container manufacturers and suppliers of goods and services it deals with. Since the Group’s agreements with the Managed Container Owners meet the definition of leases in Statement of Financial Accounting Standards No. 13, they are accounted for in the Group’s financial statements as leases under which the container owners are lessors and the Group is lessee. The agreements with container owners generally provide that the Group will make payments to the container owners based upon the rentals collected from ocean carriers after deducting direct operating expenses and the Group’s management fee. For the nine months ended September 30, 2001, over 82% of payments to container owners were under the terms of such agreements. The majority of payments to container owners are therefore dependent upon the leasing of the containers by the Group to ocean carriers and the collection of lease rentals. Minimum lease payments on the agreements, which have fixed payment terms, are presented in Note 13 to the Company’s 2000 Consolidated Financial Statements.

     The following chart summarizes the composition of the Cronos fleet (in thousands), based on twenty-foot equivalent units (“TEU”), by equipment type, at September 30 for each of the periods indicated:

	2001	2000

Dry Cargo	368.4	372.3
Refrigerated	12.9	12.7
Cellular Palletwide Containers (“CPCs”)	5.3	3.3
Rolltrailer	2.5	2.4
Tank	2.0	2.0
Other Dry Freight Specials	3.2	3.0

Total fleet	394.3	395.7

The Cronos Group

     Although utilization for the combined fleet increased by 1% during the third quarter, the market for dry cargo containers remained weak due to the economic slowdown in the US economy and the resulting decline in leasing activity in the transpacific trade routes. Over the first nine months of 2001, Cronos has repositioned containers from low demand to higher demand locations and will continue to reposition equipment as cost-effective opportunities arise.

     The Group operates a diversified fleet of containers, which in addition to dry cargo containers, includes refrigerated containers, tanks, CPCs and rolltrailers. These specialized containers account for over 50% of the Cronos owned fleet (based on original equipment cost). During 2001, Cronos has targeted its new production on specialized containers, which have been placed under term and direct finance leases. Cronos will continue to invest in this equipment during the fourth quarter.

     The following chart summarizes the combined utilization of the Cronos fleet (based on approximate original equipment cost) at the dates indicated:

	2001	2000

Utilization at September 30	72%	78%

     Over the course of the last twelve months, the Group’s combined per diem rate fell by approximately 8.5% from the combined rate at September 30, 2000.

     Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

     Operating profit for the three months ended September 30, 2001, was $0.8 million compared to $1.9 million for the corresponding period of 2000. Reductions of $1.6 million in management fees and $0.5 million in net lease revenues earned on Owned Containers were partially offset by increased commissions, fees and other income of $0.4 million, lower allocated selling, general and administrative expenses of $0.4 million and lower interest expense of $0.2 million.

     Gross lease revenue of $29.8 million for the three months ended September 30, 2001, represented a decline of $5.3 million, or 15.1%, when compared to the corresponding period of 2000. This was primarily due to the slow-down in demand for dry containers, which are responsible for $4.7 million of the total decline.

     Commissions, fees and other income for the three months ended September 30, 2001, were $1.7 million compared to $1.3 million for the same period of 2000, an increase of $0.4 million, or 31.3%. This increase is primarily due to higher CPC license fee income.

     Direct operating expenses of $8.7 million for the three months ended September 30, 2001, represented an increase of $1.7 million, or 23.5%, when compared to the third quarter of 2000. Storage costs were $1.4 million higher than for the same period of 2000 reflecting a larger off-hire fleet. During the quarter, the total cost of repositioning containers from low demand to higher demand locations was $1.7 million. This compares to $1.1 million in costs for repositioning moves that were undertaken in the corresponding quarter of 2000. This increase in inventory-related costs was partly offset by a $0.3 million reduction in legal and other expenses.

     Payments to container owners of $13.3 million during the three months ended September 30, 2001, represented a decline of $4.8 million, or 26.6%, when compared to the corresponding period in 2000. Net lease revenue declined by $6.4 million across the managed segments reflecting the combined effect of lower utilization and per diem rates and in the case of the US Limited Partnership segment, a smaller fleet size.

     Depreciation and amortization during the three months ended September 30, 2001, was essentially unchanged compared to the third quarter of 2000.

The Cronos Group

     Selling, general and administrative expenses for the three months ended September 30, 2001, were $3.3 million compared to $4.7 million for the corresponding period of 2000, representing a decrease of $1.4 million, or 28.8%. This is primarily due to a $0.7 million reduction in non-operating legal and related expenses and a $0.5 million reduction in manpower expenses.

     Interest expense of $2.0 million for the three months ended September 30, 2001, represented a decline of $0.2 million, or 7.9%, when compared to the corresponding period in 2000. An increase in interest expense attributable to a higher total debt balance was more than offset by the decrease in interest expense attributable to the reduction in interest rates over the course of the last twelve months.

    Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

     Operating profit for the nine months ended September 30, 2001, was $0.3 million compared to $5.2 million for the corresponding period of 2000. A $3.8 million reduction in management fees, a $0.6 million reduction in net lease revenue on Owned Containers and a $2 million container impairment charge more than offset a $0.9 million reduction in allocated selling, general and administrative expenses and lower interest expense of $0.3 million.

     Gross lease revenue of $91.4 million for the nine months ended September 30, 2001 was $11.9 million, or 11.5%, lower than for the same period of 2000. The combined effect of lower per diem and utilisation rates for dry cargo, refrigerated and tank containers caused a decline of $12.7 million in gross lease revenue. This was partly offset by increased revenue for CPC and other dry freight special products.

     Commissions, fees and other income for the nine months ended September 30, 2001, were $4.7 million, representing an increase of $0.2 million, or 4.1%, when compared to the nine months ended September 30, 2000. This was due to a $0.6 million increase in CPC license fees, partly offset by a $0.1 million reduction in acquisition fees. In addition, the nine months ended September 30, 2000 included a net gain of $0.3 million on the sale of property.

     Gain on sale of investment of $0.3 million in the first nine months of 2001 represented the sale of shares that had been held in escrow as security for a 1994 tax indemnification agreement. This agreement expired on December 31, 2000, and the shares were released in the first quarter of 2001. The gain of $3.6 million for the nine months ended September 30, 2000, represented profit realized pursuant to the receipt of shares from two escrow accounts that had been held pending post-closing reports and adjustments related to the Agreement and Plan of Merger between Transamerica Corporation and Trans Ocean Limited in 1996.

     Direct operating expenses of $23.3 million for the first nine months of 2001 represented an increase of $2.3 million, or 10.9%, when compared to the corresponding period of 2000. Inventory-related costs increased by $3.7 million, reflecting a larger off-hire fleet. This was partly offset by a total reduction of $1.3 million in charges for insurance expense and doubtful accounts.

     Payments to container owners of $43.5 million for the first nine months of 2001, represented a decrease of $9.8 million, or 18.4%, when compared to the corresponding period in 2000. This is a result of a decline in net lease revenue due to the current global economic climate. Payments to US Limited Partnerships were $4.9 million lower than in the same period of 2000 due to the sale of containers owned by older programs in the second half of 2000 as well as the combined effect of lower utilization and per diem rates for dry cargo containers. Payments to Other Container Owners were also $4.9 million lower than in the first nine months of 2000. An increase in fleet size during the period was more than offset by the downward trends in utilization and per diem rates.

     Depreciation and amortization for the nine months ended September 30, 2001, was essentially unchanged when compared to the corresponding period of 2000. An increase in container depreciation was offset by a reduction in depreciation for other fixed assets as a result of the sale of a building in June 2000.

The Cronos Group

     Selling, general and administrative expenses were $10.2 million for the first nine months of 2001, representing a decline of $2.9 million, or 22.4%, when compared to the corresponding period in 2000. This was primarily due to decreased non-operating legal and related expenses of $1.6 million, reduced manpower costs of $0.8 million, lower professional services costs of $0.4 million and reduced information technology costs of $0.1 million.

     Interest expense of $6.4 million for the nine months ended September 30, 2001, represented a decline of $0.6 million, or 8.1%, when compared to the corresponding period in 2000. This decrease was primarily due to the effect of lower interest rates. Interest expense for the first nine months of 2001 included a $0.1 million non-recurring charge incurred in connection with the refinancing of certain loan facilities. Interest expense for the first nine months of 2000 included interest on a loan facility relating to the building, which was sold in June 2000.

     Recovery of related party loans for the nine months ended September 30, 2001, represented the partial recovery of interest and principal receivable under two promissory notes between the Group and a former Chairman and Chief Executive Officer of the Group. The Group had previously made a provision against some of the amounts owed under the promissory notes in December 1997. In May 2001, Cronos was awarded 1.8 million outstanding common shares in the Company that were beneficially owned by the former Chairman and Chief Executive Officer in partial consideration for amounts owed under the promissory notes. Such shares had been recorded as common shares in treasury. The valuation of $6 million was based on the estimated fair value of the shares received.

     Impairment charges of $4 million for the nine months ended September 30, 2001 were recorded against certain refrigerated containers and against loan notes receivable from a third-party container owner.

     In the second quarter of 2001, the Group undertook a review of its refrigerated container equipment and identified a number of issues that have had an impact on the carrying value of certain equipment, which use the R12 refrigerant gas. As a result of the review, management concluded that inventories of R12 equipment would be targeted for immediate sale and that 531 containers with a carrying value of $2.4 million exceeded fair value. Additionally, a review was conducted of 776 containers with a carrying value of $3.7 million that were on lease at June 30, 2001. It was concluded that the carrying value of these assets exceeded the future cash flows expected to result from the use of the assets and their eventual disposition. As a result of these reviews, an impairment charge of $2 million was recorded.

     The Group also reviewed the carrying value of a loan note receivable from third-party container owners in the second quarter of 2001. The carrying value of the loan note is measured in terms of the discounted value of future revenues to be generated based on historical and projected trends on per diem revenues, utilization, and container disposal proceeds. Due to the global economic climate and forecasts for economic recovery, management revised the projections for per diem revenues and utilization downwards. Based on the revised projected trends, the Group considered that the carrying value of the loan notes due from the third-party container owners exceeded the discounted value of the future cash flows by $2 million. Accordingly, an impairment of $2 million was recorded.

     Liquidity and Capital Resources

     Cash from Operating Activities: Net cash provided by operating activities was $10.4 million and $13.6 million during the first nine months of 2001 and 2000, respectively. The net cash generated in 2001 reflected earnings from operations, as well as cash generated from the sale of new container equipment purchased for resale to a new managed container owner program. This sale generated $8 million in proceeds, of which $6.8 million was used to pay container manufacturers. The net cash generated in 2000 included earnings from operations and a $10.3 million increase in amounts payable to container manufacturers, partly offset by a $12.2 million increase in new container equipment for resale.

The Cronos Group

     Cash from Investing Activities: Net cash used in investing activities was $14.1 million in the first nine months of 2001, reflecting the acquisition of $17.9 million of container equipment, $9 million of which relates to a new five-year refrigerated container term lease. Net cash provided by investing activities comprised proceeds generated from the sale of container equipment of $5.9 million, and proceeds from the sale of investments of $0.5 million. In the first nine months of 2000, net cash provided by investing activities was $9.7 million reflecting $10 million in proceeds generated by the sale of a building and container equipment, and the receipt of $1.2 million of funds that had been held in an escrow account.

     Cash from Financing Activities: Net cash provided by financing activities was $2.1 million during the first nine months of 2001. In July, 2001, the Group entered into a $60 million revolving credit facility, under which Cronos refinanced $37.6 million of existing debt. The Group has borrowed an additional $15.4 million to finance new container production. In addition to the refinancing of existing debt, the Group repaid $14.3 million of debt and capital lease obligations during the nine months ended September 30, 2001. Net cash used in financing activities for the first nine months of 2000 was $24.3 million. Debt repayments included $2.7 million of proceeds realized on the conversion of investment securities together with $8.7 million of property sale proceeds.

     Capital Resources

     At September 30, 2001, the Group had placed orders with container manufacturers totaling $11.9 million for containers to be financed by the Group using debt and capital lease funding.

     On July 19, 2001, the Group entered into a $60 million revolving credit facility with Fortis Bank (Nederland) N.V. This facility is for a term of three years with an interest rate of libor plus 2.25%, payable monthly in arrears. The first draw down under the facility was utilized to refinance existing loan facilities and to fund new container acquisitions.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

     Interest rate risk: Outstanding borrowings are subject to interest rate risk. Approximately 79% of total borrowings had floating interest rates at September 30, 2001. The Group conducted an analysis of borrowings with variable interest rates to determine their sensitivity to interest rate changes. In this analysis, the same change was applied to the current balance outstanding, leaving all other factors constant. It was found that if a 10% increase were applied to variable interest rates, the expected effect would be to reduce annual cash flows by $0.4 million.

     Exchange rate risk: Substantially all of the Group’s revenues are billed and paid in US dollars and a significant portion of costs are billed and paid in US dollars. Of the remaining costs, the majority are individually small, unpredictable and incurred in various denominations and thus are not suitable for cost-effective hedging. By reference to the first nine months of 2001, it is estimated that for every 10% incremental decline in the value of the US dollar against various foreign currencies, the effect would be to reduce cash flows by $0.9 million in any given year.

     As exchange rates are outside of the control of the Group, there can be no assurance that such fluctuations will not adversely effect its results of operations and financial condition.

The Cronos Group

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

     Dispute with the Contrin Group

     The Group manages containers for investment entities sponsored by or affiliated with Contrin. Approximately 1% (measured by TEUs) of the Group’s fleet of managed containers is owned by Contrin. The Group is in a dispute with Contrin over funds that Contrin claims to have remitted to Cronos for the purchase of containers. Contrin claims that in 1994 it transmitted $2.6 million to Cronos for the purchase of containers. The Group did not receive these funds and believes that the funds were diverted to an account controlled by Mr. Palatin, and that this was known or should have been known by Contrin.

     On August 8, 2000, Contrin, through its affiliate, Contrin Worldwide Container Leasing GmbH (“CWC”), filed an action in the Luxembourg District Court against the Company, seeking recovery of $2.6 million, together with interest and costs. On January 10, 2001, the Company responded to CWC’s complaint, requesting that the District Court dismiss the proceeding for lack of jurisdiction over the dispute. The Company intends to contest Contrin’s claims, on the merits, if its motion to dismiss is not granted, but is unable to predict the outcome of the dispute.

     To preserve its rights of indemnity in the face of Contrin’s claims, the Group, on June 1, 2000, filed a protective claim in the High Court of Justice, London, England, against Mr. Palatin and his wife. By its claim, the Group seeks to establish that the Palatins are liable to the Group for any liability which the Group may have to Contrin arising out of the 1994 transfers. On March 29, 2001, The Group secured a “freezing injunction” from the High Court of Justice in aid of its claim against the Palatins. By the injunction, the Palatins are prohibited from selling, charging, or otherwise disposing of their interest in an estate the Group believes is beneficially owned by the Palatins in Amersham, England, until further order of the Court. The injunction also extends to Klamath Enterprises, S.A. (“Klamath”), a Panamanian company and the record owner of the estate. The Palatins have contested the jurisdiction of the High Court of Justice over them, and have filed an affidavit with the Court asserting that the estate is owned by Pontino SA, a Panamanian company, in which they disclaim any interest. The Group believes that the High Court of Justice has jurisdiction to hear its claim against the Palatins and that their disclaimer of any beneficial interest in the Amersham estate is not credible. On June 22, 2001, upon the stipulation of the parties, the Court entered its Order staying further prosecution of the Group’s claim against the Palatins. The purpose of the stay is to await resolution of the Company’s motion to dismiss Contrin’s Luxembourg action against the Company. By the terms of the stay, either party may restore the action upon 14 days’ notice to the other party. The Group’s freezing injunction remains in place during the period of the stay, but the Palatins may, upon 14 days’ notice to the Group, apply to modify the terms of the injunction.

     On July 13, 2000, the Group also filed a protective claim (2000 Folio No. 10) against Barclays in the High Court of Justice, London, England. By its claim, the Group seeks a declaration that Barclays is liable to the Group for $2.6 million, plus interest and costs, arising out of Contrin’s 1994 transfer to an account with Barclays in the name of Mrs. Palatin. The Group obtained an order from the Court requiring the production of documents by Barclays. The Group is currently evaluating the documents produced by Barclays to determine whether to proceed with its claim against Barclays.

     On August 2, 2001, CWC filed a separate claim against Cronos Containers, N.V., a wholly-owned Netherlands Antilles subsidiary of the Company, in the High Court of Justice, London, England. By its claim, CWC asserts that CNV, wrongfully and in violation of the management agreement between CWC and CNV, failed to distribute to CWC $0.5 million in distributions for the second through fourth calendar quarters of 1996. CWC seeks recovery of this sum, plus interest.

     CWC has granted to CNV an extension of time within which to answer or otherwise respond to the claim. CNV intends to contest CWC’s claim, believing it has meritorious defences to the claim, but is unable to predict the outcome of the dispute.

The Cronos Group

Item 2 — Changes in Securities and Use of Proceeds

     Not applicable

Item 3 — Defaults Upon Senior Securities

     Not applicable

Item 4 — Submission of Matters to a Vote of Security Holders

     Not applicable

Item 5 — Other Information

     Not applicable

Item 6 — Exhibits and Reports on Form 8-K

     Not applicable

The Cronos Group

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CRONOS GROUP

SIGNATURE	TITLE	DATE

By /s/ PETER J YOUNGER Peter J Younger	Director, Chief Operating Officer, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)	November 12, 2001