Form 10-K405
period 2001-12-31
CRONOS GROUP
filed 2002-03-22
CIK 919869

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

      ☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2001

OR

      ☐

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

Registrant’s telephone number, including area codes:

(352) 453145

Securities registered pursuant to Section 12(b) of the Act.

Title of each class None	Name of each exchange on which registered Not applicable

Securities registered pursuant to Section 12(g) of the Act.

Common Shares, $2 par value per share

(Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to be best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K.   ☒

      The aggregate market value of voting stock of the registrant held by non-affiliates as of March 18, 2002 (Common Shares) was approximately $29,458,320.

      The number of Common Shares outstanding as of March 21, 2002:

Class	Number of Shares Outstanding

Common	7,364,580

      Portions of the following documents have been incorporated by reference into this report.

Document	Parts in Which Incorporated

Proxy Statement for Annual Meeting to be held in 2002	Part III

INTRODUCTORY NOTE
PART I
Item 1 -- Description of Business
Item 2 -- Properties
Item 3 -- Legal Proceedings
Item 4 -- Submission of Matters to a Vote of Security Holders
PART II
Item 5 -- Market for the Company’s Common Equity and Related Stockholder Matters
Item 6 -- Selected Financial Data
Item 7 -- Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A -- Quantitative and Qualitative Disclosures about Market Risk
Item 8 -- Financial Statements and Supplementary Data
Item 9 -- Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
PART III
PART IV
Item 14 -- Exhibits, Financial Statement Schedules, and Reports on Form 8-K
Exhibit 10.4
Exhibit 10-5
Exhibit 10.6
Exhibit 10.7
Exhibit 10.16
Exhibit 10.17
Exhibit 10.18
Exhibit 10.19
Exhibit 10.20
Exhibit 10.21
Exhibit 21.1
Exhibit 23.1

The Cronos Group

i

INTRODUCTORY NOTE

      Unless the context indicates otherwise, the “Company” means The Cronos Group and, where appropriate, includes its subsidiaries and predecessors, while “Cronos” or the “Group” means The Cronos Group together with its subsidiaries and predecessors.

      “TEU” means twenty-foot equivalent units, the standard unit of physical measurement in the container industry. All references herein to “$” or “Dollars” are to United States dollars.

      All statements in this report regarding the market for the Company’s container leasing services and the Company’s revenues, expenses, and financial condition, and any statement containing the words “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” or other similar expressions, constitute forward-looking statements. Our actual results of operations may differ materially from those contained in any forward-looking statement. This cautionary statement applies to all forward-looking statements wherever they appear in this report.

      An investment in the common shares of the Company involves a high degree of risk. The principal risks that attend the Company and its business include the following:

Cronos is heavily dependent upon third-parties to supply it with the capital needed to acquire containers; such capital may not be available to the Group to enable it to expand its fleet of containers.

The Group is in a dispute with a group of container owners, who have filed two lawsuits against the Group, one in Luxembourg claiming damages of $2.6 million, plus interest and costs, and the second, in the United Kingdom, claiming damages of $0.5 million, plus interest and costs.

The Company settled a Securities and Exchange Commission (“SEC”) investigation in November 1999. The Company agreed to cease and desist from committing or causing any future violation of certain antifraud, reporting, record keeping, and internal control provisions of the Federal securities laws.

The market for the Company’s outstanding common shares is not liquid. The Company’s six largest groups of shareholders control approximately 74% of its outstanding common shares. For 2001, the average daily trading volume in the Company’s shares was 2,617 shares, or approximately 0.04% of the Company’s outstanding shares.

The Group is subject to other risks in the operation of its business. For a discussion of the container leasing industry and the Group’s business, see “Description of Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.

      For a discussion of the Group’s legal proceedings, see “Legal Proceedings” herein. For a discussion of the Group’s commitments and contingencies, see Note 13, “Commitments and Contingencies”, to the Company’s Consolidated Financial Statements. For a discussion of the market for the Company’s common shares, see “Market for the Company’s Common Equity and Related Shareholder Matters” herein.

ii

PART I

Item 1 — Description of Business

     Introduction

      The Company is a limited liability company (société anonyme) organized in Luxembourg with its registered office at 16, Allée Marconi, Boite Postale 260, L-2120 Luxembourg (telephone (352) 453145). The Company is registered with the Luxembourg Registrar of Companies under registration number R.C.S. Lux. B. 27489. Cronos Containers Limited, the Company’s principal container leasing subsidiary, is a UK corporation located at Orchard Lea, Winkfield Lane, Winkfield, Windsor, Berkshire, SL4 4RU, England.

      Cronos is the successor to Intermodal Equipment Associates (“IEA”) and Leasing Partners International (“LPI”). IEA began managing and leasing dry cargo containers in 1978, primarily under master leases. LPI was established in 1983 to manage and lease refrigerated containers. In 1990, LPI acquired IEA and the companies combined their operations under the new name Cronos. In December 1995 and January 1996, the Company and Barton Holding Ltd., a selling shareholder, sold in a public offering (the “Public Offering”) 3,643,000 common shares of the Company.

      Cronos is one of the world’s leading lessors (by aggregate TEU capacity) of intermodal marine containers. It owns and manages a fleet of dry cargo, refrigerated, tank and dry freight special containers. Dry freight specials represent a small but growing segment of the world container fleet, which include rolltrailers, cellular palletwide containers (“CPCs”), flatrack and open top containers. Through an extensive global network of offices and agents, Cronos leases both its own and other owners’ containers to over 450 ocean carriers and transport operators, including all of the 25 largest ocean carriers.

     Industry Background

      A marine cargo container is a reusable metal container designed for the efficient carriage of cargo with a minimum of exposure to loss through damage or theft. Containers are manufactured to conform to world-wide standards of container dimensions and container ship fittings adopted by the International Standards Organization (“ISO”) in 1968. The standard container is either 20’ long x 8’ wide x 8’6” high (one TEU) or 40’ long x 8’ wide x 8’6” high (two TEU). Standardization of the construction, maintenance and handling of containers allows containers to be picked up, dropped off, stored and repaired effectively throughout the world. This standardization is the foundation on which the container industry has developed.

      Standard dry cargo containers are rectangular boxes with no moving parts, other than doors and are typically made of steel. They are constructed to carry a wide variety of cargoes ranging from heavy industrial raw materials to light-weight finished goods. Specialized containers such as refrigerated and tank containers are utilized for the transport of temperature-sensitive goods and for the carriage of liquid cargo. CPCs provide shipping lines with a container with extra width for the carriage of unitized or palletized cargoes. Dry cargo containers currently constitute approximately 87% (in TEU) of the world-wide container fleet. Refrigerated containers and tank containers currently constitute approximately 7% (in TEU) of the world-wide container fleet, with open-tops and other specialized containers constituting the remaining 6%. See “Fleet Profile” below.

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

      The logistical advantages and reduced freight rates brought about by containerization have been major catalysts for world trade growth since the late 1960s, resulting in increased demand for containers. The world’s container fleet has grown from an estimated 270,000 TEU in 1969 to approximately 16 million TEU by the end of 2001.

      The container leasing business is cyclical, and depends largely upon the rate of increase in the volume of world trade. The container leasing industry has experienced cyclical downturns during the last sixteen years.

     Benefits of Leasing

      Leasing companies own approximately 47% of the world’s container fleet with the balance owned predominantly by shipping lines. Shipping lines, which traditionally operate on tight profit margins, often supplement their owned fleet of containers by leasing a portion of their equipment from container leasing companies, and in doing so, achieve the following financial and operational benefits:

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

     Types of Leases

      Direct financing leases are usually long-term in nature and require relatively low levels of customer service. They ordinarily require fixed payments over a defined period and provide customers with an option to purchase the subject containers at the end of the lease term. Per diem rates typically include an element of repayment of capital and therefore are higher than rates charged under either term or master leases.

      Master leases are leases under which a customer reserves the right to lease a certain number of containers as needed under a general agreement between the lessor and the lessee. Such leases provide customers with greater flexibility by allowing customers to pick-up and drop-off containers where and when needed, subject to restrictions and availability, on pre-agreed terms. The commercial terms of master leases are negotiated annually. Master leases also define the number of containers that may be returned within each calendar month, the return locations and applicable drop-off charges. Due to the increased flexibility they offer, master leases usually command higher per diem rates and generate more ancillary fees (including pick-up, drop-off, handling and off-hire fees) than term leases. Ocean carriers generally use master leases to help manage trade imbalances (where more containerized cargo moves in one direction than another) by picking up a container in one port and dropping it off at another location after one or more legs of a voyage.

      Term leases are for a fixed period of time and include both long-and short-term commitments, with most extending from three to five years. Term lease agreements may contain early termination penalties that apply in the event of early redelivery. In most cases, however, equipment is not returned prior to the expiration of the lease. Term leases provide greater revenue stability to the lessor, but at lower lease rates than master leases. Ocean carriers use long-term leases when they have a need for identified containers for a specified term. They differ from master leases in that they define the number of containers to be leased and the lease term.

      The percentage of equipment on term leases as compared to master leases varies widely among leasing companies, depending upon each company’s strategy on margins, operating costs and cash flows.

      Lease rates depend on several factors including the type of lease, length of term, maintenance provided, type and age of the equipment and market conditions.

     Company Strategy

      Cronos focuses primarily on providing flexible term and master leases to the world’s top ocean carriers, across a broad range of dry and specialized containers.

     Lease Profile

      Cronos offers flexible leasing arrangements primarily through master leases on dry cargo containers.

	Percentage of Fleet by Lease Type as of
	December 31, 2001

				Dry Freight
Type of Lease	Dry Cargo	Refrigerated	Tank	Specials

Master	63%	40%	58%	49%
Term
— short-term	5%	4%	6%	11%
— long-term	27%	53%	36%	32%
Direct Financing	5%	3%	—%	8%

Total	100%	100%	100%	100%

      The terms and conditions of the Group’s leases provide that customers are responsible for paying all taxes and service charges arising from container use, maintaining the containers in good and safe operating condition while on lease and paying for repairs, excluding ordinary wear and tear, upon redelivery. Some leases provide for a “damage protection plan” whereby lessees, for an additional payment (which may be in the form of a higher per diem rate), are relieved of the responsibility of paying some of the repair costs upon redelivery of the containers. The Group has historically provided this service on a limited basis to selected customers. Repairs provided under such plans are carried out by the same depots, under the same procedures, as are repairs to containers not covered by such plans. Customers are also required to insure leased containers against physical damage, loss and against third-party liability for loss, damage, bodily injury or death.

     Customers

      Cronos is not dependent upon any particular customer or group of customers. None of the Group’s customers accounts for more than 10% of its revenue and the ten largest customers accounted for approximately 35% of the total TEU fleet-on-hire. The majority of Cronos’ customers are billed and pay in United States dollars.

      Cronos sets maximum credit limits for all customers, limiting the number of containers leased to each customer according to established credit criteria. Cronos continually tracks its credit exposure to each customer. Cronos’ credit committee meets quarterly to analyze the performance of existing customers and to recommend actions to be taken in order to minimize credit risks. Cronos uses specialist third-party credit information services and reports prepared by local staff to assess credit applications.

      The Group may be subject to unexpected loss in rental revenue from container lessees that default under their container lease agreements.

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

      Dry cargo containers are the most commonly used type of container in the shipping industry. Over 99% of Cronos’ dry cargo fleet is constructed of all Corten® steel (i.e., Corten® roofs, walls, doors and undercarriage), which is a high-tensile steel yielding greater damage and corrosion resistance than mild steel.

      Refrigerated containers are used to transport temperature-sensitive products, such as meat, fruit, vegetables and photographic film. All of Cronos’ refrigerated containers have high-grade stainless steel interiors. The majority of Cronos’ 20’ refrigerated containers have high-grade stainless steel walls, while most of the 40’ refrigerated containers are steel framed with aluminum outer walls to reduce weight. As with the dry cargo containers, all refrigerated containers are designed to minimize repair and maintenance and maximize damage resistance. Cronos’ refrigerated containers are designed and manufactured to include the latest generation refrigeration equipment, with the most recently built units controlled by modular microprocessors.

      Cronos’ tank containers, both owned and managed, are constructed and maintained in accordance with strict international codes for the world-wide transport and storage of bulk liquids on both land and sea. These codes include ISO, International Maritime Organization (“IMO”) and ASME VIII Pressure Vessel Design Code. The fleet comprises both IMO1 and IMO2 type tanks, enabling them to carry highly flammable, corrosive, toxic and oxidizing substances as well as non hazardous cargoes such as food stuffs and oils. They range in capacity from 17,500 litre to 31,000 litre and are generally insulated and equipped with heating (steam or electrical) or alternatively, a refrigeration system.

      Cronos diversified into dry freight specials in 1996, when it acquired Intermodal Leasing AB, a Swedish company with a fleet of approximately 800 rolltrailers, a type of heavy-duty chassis used for moving cargo onto and off ships. Cronos markets this product on a world-wide basis through its network of offices and agents, and has increased its rolltrailer fleet to 2,540 TEU at the end of 2001. Cronos owns the patents for the CPC, a specialized container designed specifically for the carriage of European coastal cargo on “Euro” or “metric” pallets. CPCs allow for the side-by-side stowage of pallets which is not possible in a standard ISO container, therefore increasing the load capacity per container. Since 1996, Cronos has added 5,388 TEU of CPCs into its container fleet net of disposals.

      During 2001, the size of the Group’s total fleet decreased by 3,300 TEU representing new container production of 8,500 TEU net of disposals of 11,800 TEU. Total new container production in 2001 represented an investment of $32.7 million. Over 66%, or $22 million, of the new container investment, was invested in refrigerated containers. Of the balance of new container purchases, $3.8 million was invested in dry cargo containers, $4.3 million was in invested in CPCs, $1.3 million was invested in rolltrailers, and the remaining $1.3 million was invested in open top and flatrack containers.

	Cronos Fleet (in TEU thousands)
	at December 31,

	2001	2000	1999	1998	1997

Dry Cargo	368.4	375.9	346.6	337.8	345.9
Refrigerated	13.9	12.5	13.6	14.7	16.0
Tank	2.3	2.0	2.0	2.0	2.0
Dry Freight Specials:
CPCs	5.4	3.3	3.1	2.4	2.4
Rolltrailer	2.5	2.5	1.9	2.2	2.0
Other Dry Freight Specials	3.4	3.0	2.7	2.3	1.5

Total Fleet	395.9	399.2	369.9	361.4	369.8

     Purchasing Policy

      Cronos’ purchasing policy is driven by capital availability, market requirements and anticipated future demand, including demand generated by trade growth and the replacement of containers retired from fleets around the world. The Group believes that the world-wide manufacturing capacity for all container types is adequate to meet its current and near-term requirements.

      In recent years, China has emerged as the primary location for almost all types of container manufacturing. Refrigeration units, which represent approximately half of the cost of a refrigerated container, are purchased from Thermo King and Carrier Transicold, the primary suppliers of container refrigeration units based in the United States. These units are shipped to the container manufacturer for installation into the container.

      All of the tank containers in the Cronos fleet have been purchased from manufacturers based in the United Kingdom, South Africa and Belgium.

     Repair and Maintenance

      All containers are inspected and repaired when redelivered by customers who are obligated to pay for all damage repairs, excluding wear and tear, according to standardized industry guidelines. Some customers are relieved of the responsibility for paying some repair costs upon redelivery of containers, as described under

“Description of Business — Types of Leases”. Depots in major port areas perform repair and maintenance that is verified by either independent surveyors or the Cronos technical and operations staff.

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

     Disposition of Used Containers

      Cronos estimates that the period for which a container may be used as a leased marine cargo container ranges from 12 to 15 years.

      Cronos disposes of used containers in a world-wide market in which buyers include wholesalers, mini-storage operators, construction companies and others. The market for used containers generally depends on new container prices, the quantity of containers targeted for disposal and the overall lease market for containers at a particular location.

     Operations

      Cronos’ sales and marketing operations are conducted through Cronos Containers Limited (“CCL”), a wholly-owned subsidiary based in the United Kingdom. CCL is supported in this role by area offices and dedicated agents located in San Francisco; New Jersey; Antwerp; Genoa; Gothenburg; Singapore; Hong Kong; Sydney; Tokyo; Taipei; Seoul; Rio de Janeiro; Shanghai and Madras.

      Cronos also maintains agency relationships with 20 independent agents around the world, who are generally paid a commission based upon revenues generated in the region or the number of containers that are leased from their area. These agents are located in jurisdictions where the volume of Cronos’ business necessitates a presence in the area but is not sufficient to justify a fully-functioning Cronos office or dedicated agent. Agents provide marketing support to the area offices covering the region, together with limited operational support.

      In addition, Cronos relies on the services of over 300 independently-owned and operated depots around the world to inspect, repair, maintain and store containers while off-hire. The Group’s area offices authorize all container movements into and out of the depot and supervise all repairs and maintenance performed by the depot. The Group’s technical staff set the standards for repair of the Cronos fleet throughout the world and monitor the quality of depot repair work. The depots provide a link to the Group’s operations, as the redelivery of a container into a depot is the point at which the container is off-hired from one customer and repaired in preparation for re-leasing to the next customer.

      Cronos’ global network is integrated with its computer system and provides 24-hour communication between offices, agents and depots. The system allows Cronos to manage and control its fleet on a global basis, providing Cronos with the responsiveness and flexibility necessary to service the master lease market effectively. This system is an integral part of Cronos’ service, as it processes information received from the various offices, generates billings to lessees and produces a wide range of reports on all aspects of the Group’s leasing activities. The system records the life history of each container, including the length of time on-hire, repair costs, as well as port activity trends, leasing activity and equipment data per customer. The operations and marketing data is fully interfaced with Cronos’ finance and accounting system to provide revenue, cost and asset information to management and staff around the world.

     Competition

      Competition among container leasing companies is based upon several factors, including the location and availability of inventory, lease rates, the type, quality and condition of the containers, the quality and flexibility of the service offered, the availability of suitable financing and the confidence in and professional relationship between the customer and the lessor. Other factors include the speed with which a leasing company can prepare its containers for lease and the ease with which a lessee believes it can do business with a lessor or its local area office. Not all container leasing companies compete in the same market as some supply only dry cargo containers and not specialized containers. Cronos has historically targeted three particular markets: the master lease dry cargo container market, the refrigerated container market and the tank container market. In recent years, however, the Group has expanded into other specialized container products and other types of leases.

      Cronos competes with various container leasing companies in the markets in which it conducts business, including Transamerica Leasing, GE Seaco, Triton Container International Ltd., Textainer Corp. and others. Mergers and acquisitions have been a feature of the container leasing industry for over a decade and the leasing market is essentially comprised of three distinct groups: the very large (in TEU terms) market leaders Transamerica Leasing and GE Seaco, who between them, with fleets of around 1.1 million TEU each in mid-2001, control in excess of one third of the total leased fleet; a substantial middle tier of companies possessing fleets in the 185,000 to 950,000 TEU range, and the smaller more specialist fleet operators. In recent years, several major leasing companies, as well as numerous smaller ones, have been acquired by competitors. Cronos believes that the current trend towards consolidation in the container leasing industry will continue, up to a point. There appears to be an upper limit to the size of the optimum fleet, beyond which dis-economies of scale and/or barriers against further market share development become apparent. Furthermore, ocean carriers have a tendency to support a number of lessors simultaneously in order to maximize competition and increase the number of available locations for redelivery of containers. Economies of scale, world-wide operations, diversity, size of fleet and financial strength are increasingly important to the successful operation of a container leasing business. Additionally, as containerization continues to grow, as regions such as China, South America and the Indian sub-continent generate an increasing volume of containerized cargo, customers may demand more flexibility from leasing companies, particularly regarding per diem rates, pick-up and drop-off locations, and the availability of containers.

      In recent years, Cronos and other lessors have developed certain internet based applications. For Cronos, these applications allow customer access to make on-line product inquiries. The Group is continuing to develop this side of its business and will introduce other internet options as suitable applications are identified.

      Some of Cronos’ competitors have greater financial resources than Cronos and may be more capable of offering lower per diem rates on a larger fleet. In Cronos’ experience, however, ocean carriers will generally lease containers from more than one leasing company in order to minimize dependence on a single supplier. Furthermore, by having as many suppliers as possible, the carrier is able to maximize the number of off-hires and off-hire locations available, as typically each supplier may limit the number of containers which can be off-hired by location. The advantage to the carrier is that this prevents the carrier from being burdened with an excess number of off-hired containers, which incur both storage and per diem charges, in a low demand market.

     Operating Segments

      Cronos has three operating segments which are determined based on source of container funding:

1. US Public Limited Partnerships (“US Limited Partnerships”),

2. Other Managed Container Owners (“Other Managed Container Owners”), and

3. Owned Containers (“Owned Containers”).

      Cronos has used various financing programs within its three segments. These financing programs enable Cronos to expand its fleet without being dependent upon any single source of financing. Cronos believes it is important to diversify its financing sources both by market and type of financial instrument. This diversification reduces its reliance on individual financial markets and provides for a more balanced financing structure.

      The following chart summarizes the composition of the Cronos fleet (based on original equipment cost) at December 31 for each of the years indicated:

	2001	2000	1999	1998	1997

US Limited Partnerships	29%	31%	33%	34%	35%
Other Managed Container Owners	45%	45%	45%	41%	40%
Owned Containers	26%	24%	22%	25%	25%

Total	100%	100%	100%	100%	100%

      As of December 31, 2001, no single owner, other than the Group, held more than 13% of the Cronos fleet (based on original equipment cost).

      All containers, whether owned or managed, are leased as part of a single global fleet, without regard to ownership. No customer generates more than 10% of a segment’s revenues or of the total revenues of the Group. The Group evaluates the performance of its operating segments based on operating profit or loss. Substantially all of the Group’s lease revenue is earned on containers used in global trade routes. This revenue is deemed to be earned based on the physical location of the containers while on lease. Accordingly, the Group believes that it does not possess discernible geographic reporting segments as defined in Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information”. See Note 2 to the 2001 Consolidated Financial Statements.

      Segment revenues from external customers, operating profit or loss and total assets are disclosed in the Group’s Financial Statements and are incorporated herein by reference.

     US Limited Partnerships

      Cronos raised capital through investment syndication activities from 1979 to 1997 by organizing and sponsoring public limited partnership offerings. Cronos sponsored 16 public limited partnerships and raised over $478 million from over 37,000 investors, providing the means to purchase 181,000 TEU of dry cargo containers, 3,500 TEU of refrigerated containers and 300 TEU of tank containers. A majority of the limited partners in a partnership can remove the general partner, thereby terminating the agreement with Cronos. However, upon any such removal, the general partner is entitled to payment, generally over five years, of the present fair market value of its interest in the partnership.

      The US Limited Partnerships provide compensation to Cronos consisting of the following fees and commissions:

•	Acquisition fees: equal to 5% of the original cost of equipment purchased by the partnerships, recognized over a 12-year period;

•	Base management fees: equal to 7% of gross lease revenue;

•	General partner share: equal to 5% of distributable cash generated by the partnerships’ operating activities;

•	Incentive fees: equal to 15% of distributable cash after the limited partners have received a return of their adjusted capital contributions and distributions in an amount equal to a cumulative compounded rate between 8 to 10% per annum (depending on the program);

•	Reimbursed administrative expenses: for certain overhead and operating expenses.

      Management and acquisition fees earned by the Group, were $6.4 million, $8.3 million, and $8.6 million for the years ended December 31, 2001, 2000 and 1999, respectively.

     Other Managed Container Owners

      In addition to US Limited Partnerships, Cronos manages containers pursuant to agreements negotiated directly with corporations, partnerships and private individuals located in Europe, Asia, the United States and South Africa. Cronos’ obligations to investors in the partnerships and to Other Managed Container Owners are substantially similar. The terms of the agreements vary from 1 to 15 years and take two principal forms.

      Under the first form of agreement, Cronos generally earns compensation consisting of management fees of between 5% and 20% of the net lease revenue generated by the containers. In addition, Cronos has historically earned an acquisition fee under these agreements of approximately 2.5% to 5% of the aggregate original equipment cost of the equipment managed for the owners where Cronos has negotiated the purchase of the equipment. In certain cases, an incentive fee may also be earned.

      Acquisition fees under the agreements are generally recognized in Cronos’ statements of operations over periods ranging from 7 to 15 years, representing the life of the agreements to which they relate.

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

      Under the second form of agreement, the container owner is entitled to a fixed payment for a specified term (see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, herein). Minimum lease payments on the agreements, which have fixed payment terms are presented in Note 11(c) to the Group’s 2001 Consolidated Financial Statements.

      Approximately 47% (based on original equipment cost) of the agreements with Other Managed Container Owners contain early termination options, whereby the container owner may terminate the agreement if certain performance thresholds are not achieved. At December 31, 2001, approximately 35% (based on original equipment cost) of agreements were eligible for early termination. Cronos believes that early termination of these agreements by the Other Managed Container Owners is unlikely.

      Approximately 45% (based on original equipment cost) of agreements with Other Managed Container Owners provide that a change in ownership of the Group, without the prior consent of the container owner, may constitute an event of default under the agreement. In substantially all of these agreements, the consent of the container owners may not be unreasonably withheld. In the event that consent is not obtained, 34% of agreements may require the Group to transfer possession of the equipment to another equipment manager. Such transfer of possession may result in the Group incurring certain costs. The remaining 11% of agreements may require the Group to purchase the equipment from the container owners pursuant to the terms of their respective agreements, generally a stipulated percentage (determined by age of the equipment) of the original cost of the equipment.

      Total fees earned by the Group from Other Managed Container Owners were $3 million, $7.4 million and $5.9 million for the years ended December 31, 2001, 2000 and 1999, respectively.

     Owned Containers

      Cronos uses various forms of debt funding to finance its owned fleet including bank loans and capital leases. Container ownership provides the Group with the ability to generate lease revenues over the life of the container, matched with relatively fixed costs of interest and depreciation expenses. From time to time, Cronos also owns containers on a temporary basis until such time that the containers are sold to its US Limited Partnerships and Other Managed Container Owner programs. Most containers targeted for transfer to managed programs are purchased new by Cronos, and sold to a managed container owner within six months. This strategy allows Cronos more flexibility to negotiate and buy containers strategically, based on market conditions and later sell these containers after the initial lease profile is established for a particular group of containers.

     Environmental

      Countries that are signatories to the Montreal Protocol on the environment agreed in November 1992 to restrict the use of environmentally destructive refrigerants, banning production (but not use) of chlorofluorocarbon compounds (“CFCs”) beginning in January 1996. CFCs are used in the operation, insulation and manufacture of refrigerated containers. All of Cronos’ refrigerated containers purchased since June 1993 use non-CFC refrigerant gas in the operation and insulation of the containers, although a reduced quantity of CFCs are still used in the container manufacturing process. The replacement refrigerant used in the Group’s new refrigerated containers may also become subject to similar governmental regulations. During 2001, Cronos conducted a review of the majority of its owned containers that were manufactured in 1992 and earlier. As a result of this review, a $2 million impairment charge was recorded against the carrying value of 1,307 containers. This review has targeted owned off-hire containers for immediate disposal. Owned containers that are currently on a lease will be disposed of when they are off-hired. In the past the Group has retrofitted certain refrigerated containers with non-CFC refrigerants. Cronos has decided not to retrofit any further containers. In the unlikely event that any such further retrofitting expenses should be required, they would not be material to the financial position or results of operations of the Group. The environmental impact of refrigerant gases has become increasingly prominent. On January 1, 2001, it became illegal for environmentally destructive refrigerants to be handled, other than for disposal, in almost all countries that are members of the European Union.

     Employees

      As of December 31, 2001, Cronos had 83 employees world-wide; 23 were located in the United States, 45 in Europe and 15 in Asia and Australia combined. None of Cronos’ employees is covered by a collective bargaining agreement.

     Insurance

      Cronos’ lease agreements typically require lessees to obtain insurance to cover all risks of physical damage and loss of the equipment under lease, as well as public liability and property damage insurance. However, the precise nature and amount of the insurance carried by each ocean carrier varies from lessee to lessee.

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

Item 2 — Properties

      Cronos leases approximately 7,000 square feet of office space in Windsor, England, which was leased back following the sale of the property in June 2000. Cronos’ container leasing operations are located at this office. The lease at this location expires in June 2002, and Cronos intends to relocate its leasing operations to another building nearby, where it currently leases approximately 6,300 square feet. Cronos also leases approximately 12,160 square feet of office space (of which approximately 4,260 square feet is sub-let) in San Francisco, California, where its US Limited Partnership activities are based. Cronos also conducts container leasing operations from offices in New Jersey; Genoa; Gothenburg; Hong Kong; Singapore and Sydney generally under shorter-term leases of varying durations. The containers owned and managed by Cronos are described under Item 1— “Description of Business — Company Strategy — Fleet Profile, Operating Segments — US Limited Partnerships, Other Managed Container Owners and Owned Containers”, above. As of December 31, 2001, Cronos owned 56,201 TEU of dry cargo containers 8,053 TEU of refrigerated containers, 5,388 TEU of CPCs, 1,858 TEU of rolltrailers, 728 EU of tank containers, and 884 TEU of other specialized equipment. As of December 31, 2001, Cronos managed a total of 312,169 TEU of dry cargo containers, 5,807 TEU of refrigerated containers, 682 TEU of rolltrailers, 1,588 TEU of tank containers, and 2,565 TEU of other specialized equipment.

Item 3 — Legal Proceedings

     Dispute with the Contrin Group

      The Group manages containers for investment entities sponsored by or affiliated with Contrin Holding S.A., a Luxembourg holding company (collectively, “Contrin”). Approximately 1% (measured by TEUs) of the Group’s fleet of containers is owned by Contrin. The Group is in litigation with Contrin over funds that Contrin claims to have remitted to Cronos for the purchase of containers. Contrin claims that in 1994 it transmitted $2.6 million to Cronos for the purchase of containers. The Group did not receive these funds and believes that the funds were diverted to an account controlled by Stefan M. Palatin, a former chairman and chief executive officer of the Company, and that this was known or should have been known by Contrin.

      On August 8, 2000, Contrin, through its affiliate, Contrin Worldwide Container Leasing GmbH (“CWC”), filed an action in the Luxembourg District Court against the Company, seeking recovery of $2.6 million, together with interest and costs. On January 10, 2001, the Company responded to CWC’s complaint, (i) requesting that the District Court dismiss the proceeding for lack of jurisdiction over the dispute, and (ii) denying Contrin’s claims on the merits. Since January 10, 2001, each party has supplemented their pleadings to respond to assertions made by the other party. The Company anticipates that a final hearing will be held by the Court during 2002.

      To preserve its rights of indemnity in the face of Contrin’s claims, the Group, on June 1, 2000, filed a protective claim in the High Court of Justice, London, England, against Mr. Palatin and his wife. By its claim, the Group seeks to establish that the Palatins are liable to the Group for any liability which the Group may have to Contrin arising out of the 1994 transfers. On March 29, 2001, the Group secured a “freezing injunction” from the High Court of Justice in aid of its claim against the Palatins. By the injunction, the Palatins are prohibited from selling, charging, or otherwise disposing of their interest in an estate the Group believes is beneficially owned by the Palatins in Amersham, England. The injunction also extends to Klamath Enterprises, S.A. (“Klamath”), a Panamanian company and the record owner of the estate. The Palatins have contested the jurisdiction of the High Court of Justice over them, and have filed an affidavit with the Court asserting that the estate is owned by Pontino SA, a Panamanian company, in which they disclaim any interest. The Group believes that the High Court of Justice has jurisdiction to hear its claim against the Palatins and that their disclaimer of any beneficial interest in the Amersham estate is not credible. After agreeing in the summer of 2001 to a temporary stay of the action in anticipation of a ruling on the Company’s motion to dismiss, pending in Luxembourg in the CWC action described above, the Group notified the Palatins’ counsel, on December 14, 2001, that it was electing to lift the stay and to resume prosecution of the action against the Palatins. The Palatins have renewed their application to the Court contesting jurisdiction of the Court over them or, in the alternative, have requested a stay of any further prosecution of the action pending resolution of a criminal proceeding pending in Vienna, Austria, against Mr. Palatin. Under the parties’ briefing schedule a hearing on the Palatins’ motion is scheduled to be heard sometime after May 1, 2002.

      On July 13, 2000, the Group also filed a protective claim against Barclays Bank PLC (“Barclays”) in the High Court of Justice, London, England. Barclays was the bank that received the $2.6 million from Contrin. By its claim, the Group seeks a declaration that Barclays is liable to the Group for $2.6 million, plus interest and costs, arising out of Contrin’s 1994 transfer to an account with Barclays in the name of Mrs. Palatin. In February 2001, the Group obtained an order from the Court requiring the production of documents by Barclays. The Group and Barclays have agreed to a stay of the action while the Group evaluates the documentation produced by Barclays.

      On August 2, 2001, CWC filed a separate claim against Cronos Containers N.V. (“CNV”), a wholly-owned Netherlands Antilles subsidiary of the Company, in the High Court of Justice, London, England. By its claim, CWC asserts that CNV, wrongfully and in violation of the container management agreement between CWC and CNV, failed to distribute to CWC $0.5 million in distributions for the second through fourth calendar quarters of 1996. CWC seeks recovery of this sum, plus interest.

      On December 31, 2001, CNV filed its defense to CWC’s claim, denying CWC’s claims and denying that CNV is liable to CWC in any amount. Concurrently with the filing of its defense to CWC’s claims, CNV filed a separate claim against the Palatins and Klamath, seeking recovery of $0.5 million from the Palatins that CNV alleges was misappropriated from CNV by Mr. Palatin.

     Collection of Palatin Notes

      As reported by the Company in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, on May 8, 2001, the Massachusetts Superior Court entered its judgement against Mr. Palatin and Klamath, affirming the default judgement secured on February 8, 2000 in the New York State Supreme Court by a subsidiary of the Company, Cronos Equipment (Bermuda) Limited (“CEB”) against Mr. Palatin in the amount of $6.6 million. The Court further ordered the Group’s transfer agent to cancel 1,793,798 outstanding common shares of the Company owned of record by Klamath (the “Klamath Shares”), beneficially owned by Mr. Palatin, in partial satisfaction of the New York State Supreme Court judgement, and to transfer the Klamath Shares on the books and records of the transfer agent to CEB. The Group’s transfer agent promptly canceled the Klamath Shares and issued a new stock certificate for 1,793,798 common shares of the Company to CEB. The Court also ordered Mr. Palatin and Klamath to pay CEB’s fees and expenses, including attorneys’ fees, incurred in securing the final judgement.

      From and after May 8, 2001, the Klamath Shares, representing 19.6% of the 9,158,378 common shares of the Company issued and outstanding prior to May 8, are no longer deemed outstanding common shares of the Company. CEB, as the holder of the Klamath Shares, will not be entitled to vote at any meeting of the Company’s shareholders or on any matter put to the shareholders for approval, and will not be entitled to any dividends or other distributions the Company declares on its outstanding common shares.

      Under Luxembourg law, the Group has three years to resell the Klamath Shares. If the shares are not resold within three years, then they are automatically canceled. The Group may also, under Luxembourg law, seek shareholder approval for the retirement and cancelation of the shares. The Group does not presently intend to resell the shares but to cancel and retire them, either by seeking shareholder approval for a cancelation and retirement of the shares or by allowing the time within which to resell the shares to lapse.

      As of May 8, 2001, the amount owed by Mr. Palatin to CEB under the New York judgement totalled $7.3 million, representing the amount of the judgement ($6.6 million) plus interest thereon at 9% per annum. The Group reduced the amount owed by Mr. Palatin to CEB under the judgement to $6 million as a result of the cancelation of the Klamath Shares, leaving a balance due under the judgement of $1.3 million as of May 8, 2001. Any future amounts received from the settlement will be recorded as income when received.

      On November 23, 2001, CEB filed its claim against Mr. Palatin in the High Court of Justice, London, England, for the purpose of collecting the remaining balance due to CEB under the New York judgement. CEB will seek to enforce the claim against the estate that the Group believes is beneficially owned by Mr. Palatin in Amersham, England.

Item 4 — Submission of Matters to a Vote of Security Holders

      Not Applicable

PART II

Item 5 — Market for the Company’s Common Equity and Related Stockholder Matters

      As of March 15, 2002, there were outstanding 7,364,580 common shares. They were held of record by approximately 266 holders.

      Prior to December 1995, there was no trading market for the Company’s common shares. Subsequent to the Company’s public offering, the common shares were quoted and traded over-the-counter on the NASDAQ National Market System under the symbol “CRNSF”. In March 1999, the Company announced that it would comply with the reporting requirements applicable generally to US public companies and would therefore trade under the symbol “CRNS”. There is no trading market for the common shares outside the United States. The table below shows the high and low reported closing prices for the common shares on the NASDAQ National Market System for the last two years for the quarterly periods ending on the dates indicated. Closing prices are market quotations and reflect inter dealer prices, without retail mark up, mark down or commission and may not necessarily represent actual transactions.

	Price Range

	High	Low

March 31, 2000	$6.875	$5.000
June 30, 2000	$5.375	$4.375
September 30, 2000	$5.313	$4.500
December 31, 2000	$5.125	$3.875
March 31, 2001	$4.875	$4.250
June 30, 2001	$5.300	$4.000
September 30, 2001	$5.550	$5.000
December 31, 2001	$5.000	$3.750

      There are currently no Luxembourg foreign exchange control restrictions on the payment of dividends on the common shares or on the conduct of Cronos’ operations. In addition, there are no limitations on holding or voting applicable to foreign holders of common shares, imposed by law, by the Company’s Articles of Incorporation or otherwise, other than those restrictions which apply equally to Luxembourg holders of common shares. No dividend declarations have been made by the Company since its initial public offering in December 1995.

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

Item 6 — Selected Financial Data

      The following table sets forth consolidated financial information for the Group as of and for the periods noted. The balance sheet and statements of operations data have been derived from the Consolidated Financial Statements of the Company. The table should be read in conjunction with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the 2001 Consolidated Financial Statements and related notes thereto included elsewhere in this Annual Report.

	Year Ended December 31,

	2001	2000	1999	1998	1997

	(in thousands, except per share data)
Statements of Operations Data:
Gross lease revenue	$120,345	$137,605	$132,140	$157,546	$160,848
Equipment trading revenue	5,279	—	—	—	—
Commissions, fees and other operating income	5,449	5,026	5,949	4,955	5,545
Interest income	282	877	1,011	1,154	861
Gain on sale of investment	301	3,631	1,278	—	321

Total revenues	131,656	147,139	140,378	163,655	167,575

Direct operating expenses	30,857	26,626	31,179	35,318	34,217
Payments to managed container owners	56,965	71,659	63,943	75,527	73,945
Equipment trading expenses	4,942	—	—	—	—
Depreciation and amortization	15,791	16,055	16,200	18,714	19,033
Selling, general and administrative expenses	14,099	17,580	16,569	21,164	22,683
Financing and recomposition expenses(1)	—	—	—	5,375	7,384
Interest expense	7,754	9,367	10,809	15,718	17,758
Income from recovery of related party loans(2)	(6,000)	—	—	—	—
Provision against amounts receivable from related parties(3)	—	—	—	—	3,909
Reversal of unrealized holding gain on securities(4)	—	—	—	1,929	—
Impairment losses(5)	4,000	—	—	6,500	11,668

Total expenses	128,408	141,287	138,700	180,245	190,597

Income (loss) before income taxes	3,248	5,852	1,678	(16,590)	(23,022)
Income taxes (benefit)	78	636	(236)	306	—

Net income (loss) available for common shares	$3,170	$5,216	$1,914	$(16,896)	$(23,022)

Basic net income (loss) per share	$0.40	$0.57	$0.21	(1.91)	$(2.60)

Diluted net income (loss) per share	$0.39	$0.57	$0.21	(1.91)	$(2.60)

Shares used in:
— basic net income (loss) per share calculations	8,001	9,158	8,983	8,858	8,858
— diluted net income (loss) per share calculations	8,052	9,214	8,998	8,858	8,858
Balance Sheet Data (at end of period):
Cash and cash equivalents	$4,914	$6,601	$8,701	$9,281	$14,455
Total assets	225,819	230,893	231,867	279,979	327,145
Long-term debt and capital lease obligations	95,101	81,228	93,401	61,195	88,682
Total debt and capital lease obligations	107,920	99,379	109,978	148,466	171,399
Shareholders’ equity	61,479	64,753	60,370	56,087	73,713

(1)	In 1998 and 1997, the Group incurred costs in connection with certain financing and other transactions, the restructuring of the Board of Directors, senior management and other employee positions and a contingent liability. Costs incurred and accrued were charged to the statements of operations when the Group determined that no future benefit would be derived from such costs.

(2)	Income from recovery of related party loans represented the partial recovery during 2001 of interest and principal under two promissory notes between the Group and a former chairman.

(3)	At December 31, 1997, the Group provided $3.9 million against loans to a former chairman due to concern over their collectability and the Group’s ability to exercise the pledge over shares put up as collateral for the loans.

(4)	At December 31, 1998, in response to claims made against certain escrow funds holding Transamerica shares pending final determination of post-closing reports and adjustments, the Group provided $1.9 million against the unrealized holding gain of $1.7 million recognized in 1996, together with a $0.2 million charge related to a reduction in the number of shares held.

(5)	During 2001, 1998 and 1997, the Group recorded accounting charges relating to the impairment of certain long-lived assets as required by the SFAS No. 121.

Item 7 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion of the Group’s financial condition and results of operations should be read in conjunction with the 2001 Consolidated Financial Statements and the notes thereto and the other financial and statistical information appearing elsewhere in this annual report. The 2001 Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

     General

      The segment information presented in Note 2 to the Group’s 2001 Consolidated Financial Statements relates to the portions of the Group’s fleet owned by the Group itself, Owned Containers, or by the Group’s managed container programs (“Managed Container Owners”), which are comprised of US Limited Partnerships and Other Managed Container Owners. Owned Containers includes containers held for resale. The Group bears the risk of ownership with respect to containers in the Owned Containers segment, but not with respect to the majority of containers in the Managed Container Owners segment, although the Group bears the risk that the management agreements could be terminated, resulting in the removal of the corresponding managed containers from the fleet. At December 31, 2001, approximately 29%, 45% and 26% of the Group’s fleet (by original equipment cost) was owned by US Limited Partnerships, Other Managed Container Owners and Owned Containers, respectively.

      All containers, whether owned or managed, are operated as part of a single fleet. The Group has discretion over which ocean carriers, container manufacturers and suppliers of goods and services it deals with. Since the Group’s management agreements with the Managed Container Owners meet the definition of leases in SFAS No. 13, they are accounted for in the Group’s financial statements as leases under which the container owners are lessors and the Group is lessee. In 2001, 81% of payments to Managed Container Owners represented agreements which generally provided that the amounts payable to container owners were based upon the rentals to ocean carriers after deducting direct operating expenses and a management fee. The remaining 19% of payments to Managed Container Owners represented agreements under which there were fixed payment terms. Minimum lease payments on the agreements, which have fixed payment terms are presented in Note 11 to the Group’s 2001 Consolidated Financial Statements.

      Gross lease revenue is generated by leasing to ocean carriers, marine containers that are owned either by Managed Container Owners or by the Group itself and represents revenue from operating leases, excluding billings in advance. These amounts are billed on a monthly basis. Amounts due under master leases are calculated by the Group at the end of each month and billed approximately 6 to 8 days thereafter. Amounts due under term leases are set forth in the respective lease agreements and are generally billed and payable on a monthly basis. Changes in gross lease revenue depend primarily upon fleet size, utilization rates and per diem rates.

      Equipment trading revenue represents revenue earned from the sale of equipment to third-parties. Equipment trading expenses comprise the cost of the equipment sold.

      In equipment trading transactions, the Group enters into an agreement in which it undertakes to supply equipment to a third-party. Simultaneously, Cronos enters into a separate agreement with a container manufacturer for the acquisition of the equipment. The Group acts as principal in such transactions and accordingly the revenue and expenses are reported gross. This equipment does not enter the Cronos fleet of managed containers.

      Commissions, fees and other operating income includes acquisition fees relating to the Group’s managed container programs, income from direct financing leases (containers leased under lease-purchase arrangements), fees earned in connection with equipment consultancy and design services, license fee income earned in connection with the patented CPCs (see “Fleet Profile” above), fees from the disposal of used containers, and miscellaneous other fees and income. This item is affected by the size of new managed programs, the purchase price of containers acquired for new managed programs, the level of consultancy and design work undertaken, the quantity of CPCs manufactured and sold, the number and value of direct financing leases and income from disposals of used containers. The quantity of CPCs acquired is in turn affected by the availability of financing to the third-party purchasers. Although acquisition fees are generally received in cash at the inception of a managed container program and are non-refundable, they are amortized in the statement of operations on a straight-line basis over the period of the managed container agreement to which they relate.

      Direct operating expenses are direct costs associated with leasing both owned and managed containers. These expenses may be categorized as activity-related, inventory-related, and legal and other expenses. Activity-related expenses include agents costs and depot costs such as repairs, maintenance and handling. Inventory-related expenses relate to off-hire containers and comprise storage and repositioning costs. These costs are sensitive to the quantity of off-hire containers as well as the frequency at which containers are re-delivered. Legal and other expenses include legal costs, insurance and provisions for doubtful accounts.

      Payments to managed container owners reflect the amounts due to Managed Container Owners, computed in accordance with the terms of the individual agreements.

      Selling, general and administrative expenses include all employee and office costs, professional fees and computer systems costs.

      Operating profit or loss, for reported segments, includes items directly attributable to specific containers in each of the Group’s operating segments. It also includes items not directly attributable to any specific container. Such indirect items are allocated across operating segments. Items directly attributable to operating segments include gross lease revenue, direct operating expenses, equipment trading revenue and expenses, payments to managed container owners, commissions, fees and other operating income, container interest expense, container depreciation expense and certain impairment charges. Indirect items allocated across segments include selling, general and administrative expenses and non-container interest and depreciation expense.

     Critical Accounting Policies

      Amounts receivable from Other Managed Container Owner. In 1998, 1997 and 1996, the Group sold containers to a third-party container owner for a total of $49.7 million. The total consideration for the container sales comprised cash, management fees receivable on revenues earned by the containers, non-interest bearing loan notes and an option to acquire 75% of the container owning company in August 2006 for one US dollar. The loan notes, which are subordinate to other loan notes due to third-parties, fall due for repayment after the other loan notes have been repaid from funds generated from the containers, which are managed by the Group.

      The four elements of the transactions were essential and integral parts of the consideration. Collectively, they gave the Group the right to receive management fees and certain proceeds on the disposal of the containers.

      Management periodically discounts the projected future net cash flows to be generated by the containers based on historic and projected trends for per diem revenues, utilization, container disposal proceeds and funding costs over the expected remaining life of the containers. The discounted value of the future cash flows is used to support the combined carrying value of the loan note and management fees receivable from the third-party container owner.

      The Group reviewed the carrying value of the receivables from the third-party container owner in the second quarter of 2001. Due to the global economic downturn, management revised the projections for per diem revenues and utilization downwards. Based on the revised projected trends, the Group considered that the carrying value of the loan notes due from the third-party container owner exceeded the discounted value of the future cash flows by $2 million. Accordingly, an impairment charge of $2 million was recorded.

      Under current projections, gross lease revenue is forecast to increase by 2003 to approximately the same level as reported in 2000 and 1999, respectively, and remain at this level until the fleet size decreases due to container disposals. Projected gross lease revenue is based on current per diem rates and on forecast improvements in utilization for the dry container fleet. The underlying leasing and disposal assumptions are consistent with 10 year historical information including available information for comparable US Limited Partnerships and other managed programs. The maximum estimated remaining life for the containers is 10 years.

      Although the projected trends are based on historical and current available information, they require subjective management judgement for projections relating to utilization rates, per diem rates, the disposal age of the containers, equipment residual values, cash collections and interest rates.

      Container equipment — depreciable lives. Refrigerated container equipment is depreciated over a useful life of 12 years to a residual value of 15%. Dry cargo and other container equipment is depreciated over a useful life of 15 years to a residual value of 10%. Management re-evaluates the period of amortization and residual values to determine whether subsequent events and circumstances warrant revised estimates of useful lives and residual values.

      Container equipment — valuation. The Group reviews container equipment when changes in circumstances require consideration as to whether the carrying value of the equipment has become impaired, pursuant to guidance established in SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”. Management considers assets to be impaired if the carrying value of the asset exceeds the future projected cash flows from related operations (undiscounted and without interest charges). When impairment is deemed to exist, the assets are written down to fair value or projected discounted cash flows from related operations. The Group periodically evaluates future cash flows and potential impairment of its fleet by container type rather than for each individual container. Therefore, future losses could result for individual container dispositions due to various factors including age, condition, suitability for continued leasing, as well as geographic location of the containers where disposed.

     Results of Operations

      The demand for dry cargo containers has been adversely affected by the slowdown in the global economy resulting in an excess supply of containers in many locations. Transpacific trade, a large proportion of which consists of technology-related goods, has been adversely affected by the slowdown of the US economy, while the contraction in the Japanese economy contributed to lower levels of intra-Asian trade. For the first time in many years, the GDP growth rates of the United States, Europe, and Japan decelerated simultaneously, contributing to lower utilization rates and higher container inventories throughout the world.

      The following chart summarizes the combined utilization of the Cronos fleet (based on approximate original equipment cost):

	2001	2000	1999

Utilization at December 31	73%	75%	80%
Average utilization during the year	72%	79%	76%

      Recent corporate failures and defaults within the credit markets, as well as an increasingly cautious business climate since September 11, 2001, have contributed to lower levels of capital available for new container purchases. Accordingly, a more conservative credit market should result in a reduction of funding for new container production and, in the short-term, contribute to improving the level of off-hire container inventories for both leasing companies and shipping lines. In response to the foregoing, the Group continues to implement a number of marketing initiatives which are designed to target identified leasing opportunities and enhance inventory management of the container fleet.

      Although a slowdown in new container production should have positive short- and long-term effects for the container leasing industry, a reduction in new containers will not significantly reduce off-hire container inventories without an improvement in the world’s economies. During the fourth quarter of 2001, prices for new containers reached historic lows, creating further downward pressures on future per diem rates and container residual values. Since December 2000, the combined per diem rate for the Cronos fleet of containers declined by approximately 14%.

      The effect of the slowdown in global economic conditions on the container leasing industry’s customers, the shipping lines, coupled with their acquisition of new, larger container ships, appears to have created a condition of excess shipping capacity. This may ultimately result in some shipping lines experiencing financial difficulty, insolvency, or consolidation and ultimately influence the demand for leased containers. The Group will continue to monitor outstanding receivables, collections, and credit exposure to various existing and new customers.

      During 2001, Cronos prioritized its new production towards specialized containers, the majority of which were placed under term and direct financing leases. To this end, Cronos added $28.9 million of specialized containers to the fleet, including $22 million of refrigerated containers. This strategy has enabled Cronos to offset in part the decline in the operating performance of its master lease dry container fleet.

      Cronos uses debt and capital leases to finance the acquisition of container equipment and investments in direct financing leases. The primary facilities include quarterly financial covenants relating to minimum tangible net worth, maximum level of total liabilities to tangible net worth, maximum level of debt and capital lease obligations to tangible net worth, interest expense coverage and debt service coverage. In 2001, the Group was in compliance with these covenants. Future compliance with the covenants will depend on the ability of the Group to report a minimum level of income before income taxes for each quarter (equal to 10% of interest expense for that quarter), and to generate sufficient cash from operations and other activities to maintain the current portion of borrowings within financial covenant limits. The breach of a covenant constitutes an event of default.

      The Group operates a diversified fleet of containers, including refrigerated containers, tanks, CPCs and rolltrailers. Specialized containers account for over 50% of the Cronos owned fleet (based on original equipment cost). Due to their specialized nature, demand for certain of these containers is less likely to be affected by global economic downturns.

      Cronos reported net income of $3.2 million for the year ended December 31, 2001, $5.2 million for the year ended December 31, 2000, and $1.9 million for the year ended December 31, 1999. The following chart represents certain key performance measurements, expressed as a percentage of total revenues:

	Year Ended December 31,

	2001	2000	1999

	%	%	%
Gross lease revenue	91	94	94
Payments to container owners	43	49	46
Direct operating expenses	23	18	22
Selling, general and administrative expenses	11	12	12
Depreciation and amortization	12	11	12
Interest expense	6	6	8

     Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

      Gross lease revenue of $120.3 million for the year ended December 31, 2001, was $17.3 million, or 12.5%, lower than for the year ended December 31, 2000. Gross lease revenue for dry cargo containers decreased by $14.9 million due to the combined effect of lower utilization and per diem rates together with equipment disposals. Revenue for refrigerated containers was $2.5 million lower than in 2000 due to the combined effect of lower utilization and per diem rates, product obsolescence and equipment disposals. This downward trend was reversed to some extent by the addition of approximately $20 million of new term lease equipment to the fleet during the year. Revenue for tank containers declined by $0.6 million due primarily to a reduction in per diem rates. Gross lease revenue for dry freight specials was $0.7 million higher than in the prior year.

      Equipment trading revenue of $5.3 million in 2001, represented transactions undertaken in which the Group used its relationships with equipment manufacturers to assist third-parties to design and acquire their own equipment and organize delivery to designated locations. After deducting equipment trading expenses of $4.9 million for the year, the Group earned $0.3 million from this activity in 2001.

      Commissions, fees and other operating income of $5.4 million in 2001 was $0.4 million, or 8.4%, higher than in 2000. Increases of $0.3 million earned in connection with equipment design services, $0.3 million in license fee income earned in connection with the purchase of the patented CPCs and $0.2 million in direct financing lease income were partly offset by a $0.1 million reduction in acquisition fees. During 2000, a gain of $0.3 million was recorded on the sale of a building.

      Investment gains of $0.3 million for the year ended December 31, 2001 represented the sale of shares that had been held in escrow as security for a 1994 tax indemnification agreement. This agreement expired on December 31, 2000, and the shares were released during the first quarter of 2001. The gain of $3.6 million for the year ended December 31, 2000, represented profit realized pursuant to the receipt of shares from two escrow accounts that had been held pending post-closing reports and adjustments related to the Agreement and Plan of Merger between Transamerica Corporation and Trans Ocean Limited in 1996.

      Interest income was $0.3 million in 2001, compared to $0.9 million in 2000. Interest income earned in 2000 included $0.2 million of income earned on cash on deposit in investment related escrow accounts, and interest income earned on other cash deposits. In 2001, a general decline in interest rates and lower cash balances have reduced the amount of interest income earned.

      Direct operating expenses were $30.9 million in 2001, an increase of $4.2 million, or 15.9%, compared to 2000. An increase of $4.7 million in inventory-related costs, reflecting a larger off-hire fleet, together with an increase in activity-related costs of $0.7 million, was partly offset by a total reduction of $1.2 million in legal costs and in provisions for doubtful accounts.

      Payments to managed container owners were $57 million for the year ended December 31, 2001, a decrease of $14.7 million, or 20.5%, when compared to the prior year. This is a result of a decline in net lease revenue due to the current global economic environment for those agreements where the amounts payable to container owners were based upon the rentals to ocean carriers after deducting direct operating expenses and a management fee. Payments to US Limited Partnerships were $7.7 million lower than the prior year. Payments to Other Managed Container Owners were $37.9 million in 2001, a decrease of $7 million, or 15.6%, from 2000.

      Depreciation and amortization decreased by $0.3 million, to $15.8 million during 2001. A $0.3 million increase in container depreciation due to the addition of new equipment during 2001 was more than offset by a $0.4 million reduction in depreciation for non-container assets and a reduction in goodwill amortization expense of $0.2 million.

      Selling, general and administrative expenses were $14.1 million in 2001, a decline of $3.5 million, or 19.8%, when compared to 2000. This was primarily due to reductions of $1.7 million in non-operating legal and related expenses, $1.1 million in manpower costs, $0.3 million in professional services costs and $0.2 million in each of occupancy and information technology. Non-operating legal and related expenses were $0.5 million in 2001. In 2000, manpower costs included a total of $0.9 million for bonus and termination costs. There were minimal expenses for these items in 2001.

      Interest expense of $7.8 million in 2001, was $1.6 million, or 17.2%, lower than in 2000. This decrease was primarily due to the effect of lower interest rates. Interest expense during 2001 included a $0.1 million non-recurring charge incurred in connection with the refinancing of certain loan facilities. Interest expense for 2000 included interest on a loan facility relating to a building, which was sold in June of that year.

      Income Taxes. In 2001, The Group recorded a charge for income taxes of $0.1 million, representing 2% of income before income taxes. During the year the Group recorded income from the recovery of related party loans of $6 million and a gain on sale of investment of $0.3 million in jurisdictions where such income is not subject to income taxes. In addition, the Group utilized taxation losses that were carried forward from prior years to reduce 2001 taxable income.

      Income from recovery of related party loans for the year ended December 31, 2001, represented the partial recovery of interest and principal receivable under two promissory notes between the Group and a former chairman and chief executive officer of the Group. The Group had previously made a provision against some of the amounts owed under the promissory notes in December 1997. In May 2001, Cronos was awarded 1.8 million outstanding common shares in the Company that were beneficially owned by the former chairman and chief executive officer in partial consideration for amounts owed under the promissory notes. These shares have been recorded as common shares in treasury. The valuation of $6 million was based on the estimated fair value of the shares received.

      Impairment charges of $4 million for the year ended December 31, 2001, were recorded against certain refrigerated containers and against loan notes receivable from a third-party container owner.

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

      The Group also reviewed the carrying value of loan notes receivable from a third-party container owner in the second quarter of 2001. The carrying value of the loan notes are measured in terms of the discounted value of projected future net cash flows to be generated based on historical and projected trends on per diem revenues, utilization, container disposal proceeds and funding costs over the expected useful life of the containers. Due to the global economic downturn, management revised the projections for per diem revenues and utilization downwards. Based on the revised projected trends, the Group considered that the carrying value of the loan notes due from the third-party container owner exceeded the discounted value of the future cash flows by $2 million. Accordingly, an impairment of $2 million was recorded (see discussion of “Critical Accounting Policy” herein).

      Operating profit, (see Note 2 to the 2001 Consolidated Financial Statements), for 2001 has declined for the three segments when compared to the prior year. This is primarily due to the combined effect of the lower utilization and per diem rates experienced during the year.

      Operating profit for the US Limited Partnerships segment was $1.9 million for 2001, a decrease of $0.8 million, or 28.7% when compared with 2000. A smaller fleet size in 2001 reflected the disposal of containers during the year and the sale of containers to the Other Managed Container Owner segment at the end of 2000. In addition, lower utilization and per diem rates meant that gross lease revenue attributable to the US Limited Partnerships decreased from $43.3 million in 2000 to $33.7 million in 2001. This was partly offset by a $7.7 million reduction in payments to container owners and a $1.1 million reduction in indirect allocations.

      The Other Managed Container Owner segment generated an operating loss of $1.9 million in 2001 compared to an operating profit of $1.8 million in 2000. Operating profit before allocations of indirect items decreased from $7.4 million in 2000 to $3 million in 2001. Indirect allocations of $4.9 million in 2001 were $0.7 million lower than in 2000 due mainly to a reduction in allocated selling, general and administration expenses of $0.8 million.

      Owned Containers generated an operating loss of $0.2 million in 2001, a decrease of $2.6 million when compared to the operating profit of $2.4 million in 2000. A $2.7 million reduction in operating profit before indirect items was due to $4 million of impairment losses together with a $0.8 million decrease in net lease revenue and $0.3 million increase in container depreciation partly offset by increased commissions, fees and other operating income of $0.8 million, equipment trading transactions of $0.3 million and lower interest expense of $1.3 million.

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

      Commissions, fees and other operating income of $5 million were $0.9 million, or 15.5%, lower than in 1999. A $0.6 million increase in license fee income earned in connection with the patented CPCs and a $0.3 million net gain on the disposal of a property were more than offset by reductions of $0.8 million in product design and procurement fees, $0.4 million in acquisition fees, $0.4 million in direct finance lease income and $0.2 million in other fee income.

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

      Payments to managed container owners increased to $71.7 million in 2000, an increase of $7.7 million, or 12.1%, over the prior year. Payments to Other Managed Container Owners were $45 million in 2000, an increase of $5.3 million, or 13.4%, over 1999 due to a $7.3 million increase in net lease revenue for this segment. The combined effects of an increase in fleet size, due to the addition of new container programs, together with the increase in the number of on-hire containers, was partly offset by lower per diem rates. Payments to US Limited Partnerships increased by $2.4 million to $26.7 million, an increase of 9.9% over the prior year.

      Depreciation and amortization decreased by $0.1 million, or 0.9%, to $16.1 million during 2000 due to container sales from the Owned Containers segment to the Other Managed Container Owners segment during 1999. This was partly offset by additions to fixed assets during 2000.

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

      Operating profit, (see Note 2 to the 2001 Consolidated Financial Statements), from US Limited Partnerships increased by approximately $0.4 million, or 15%, from $2.3 million in 1999 to $2.7 million in 2000 as lower indirect allocations of selling, general and administrative expenses, as well as interest expense and depreciation expense, more than offset a reduction in operating profit before indirect items. The reduction in operating profit before indirect items reflected a smaller fleet size and lower per diem rates, only partly offset by higher average utilization during 2000 and lower direct operating expenses.

      The Other Managed Container Owners segment generated an operating profit of $1.8 million in 2000 compared to $0.2 million in 1999. Operating profit before allocations of indirect items increased to $7.4 million in 2000 from $5.9 million in 1999 as the effect of a larger fleet size and higher average utilization more than offset the reduction in per diem rates. Indirect allocations of $5.6 million in 2000 were $0.1 million lower than in 1999.

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

      The Group’s operating cash flow is derived from lease revenues generated by the Group’s container fleet and fee revenues from its managed container programs and other parties. Operating cash flow is utilized to meet costs relating to day-to-day fleet support, payments to Managed Container Owners, selling, general and administrative expenses, interest expense, servicing the current portion of long-term borrowings and financing a portion of certain debt funded equipment acquisitions.

      Operating cash flow is largely dependent upon the timely collections of lease revenues from shipping lines. Based on loss experience for the last nine years, bad debts have approximated 1% of lease revenues. The Group monitors the aging of lease receivables, collections and the credit status of existing and potential customers. In the current economic climate there is a risk that some shipping lines may experience financial difficulty. Any resultant material increase in the level of bad debts could potentially impair the ability of the Group to meet its operating commitments.

      At December 31, 2001, the Group had $122.7 million of available container borrowing facilities under which $107.9 million was outstanding. In addition, the Group had $1.6 million of credit facilities under which there were no amounts outstanding. The credit facilities are available, if required, for operating cash flow purposes.

Cash Flow Statements for the years ended December 31, 2001, 2000 and 1999

      Cash from Operating Activities. Net cash provided by operating activities during 2001, 2000 and 1999 was $19.1 million, $17.8 million and $15 million, respectively. The net cash generated in 2001 reflected earnings from operations, as well as cash generated from the sale of new container equipment purchased for resale to a new managed container owner program. This sale generated $8 million in proceeds of which $6.8 million was used to pay container manufacturers. The net cash generated in 2000 reflected earnings from operations and an $8.7 million increase in amounts due to container manufacturers. This was partly offset by a $9.3 million increase in new container equipment for resale and a $1.6 million increase in the net amounts due from lessees. The cash generated in 1999 represented cash provided by operations together with a $6.5 million reduction in the net amounts due from lessees and the release of $4.9 million of deposits from escrow accounts of which $2.7 million was utilized to make payments to third-party container owners.

      Cash from Investing Activities. The Group uses cash from investing activities to acquire containers for its owned fleet, to purchase other assets related to the operation of its world-wide office network and on occasion to acquire subsidiaries and other investments. Net cash used in investing activities was $24 million in 2001, reflecting the acquisition of $22.4 million of container and other equipment and the investment of $6.5 million in direct financing leases. Net cash provided by investing activities during 2001 comprised proceeds generated from the sale of container equipment of $4.4 million and proceeds from the sale of investments of $0.5 million. Net cash provided by investing activities for 2000 and 1999 was $10.7 million and $18.9 million respectively. During 2000, the Group generated $10.9 million in proceeds from the sale of a building and container equipment, and received $1.2 million of funds that had been held in an escrow account. During 1999, $21.7 million was generated by sales of container equipment and direct finance lease equipment, primarily to third-party container owners.

      Cash from Financing Activities. The Group uses cash from financing activities to fund capital acquisition requirements and short-term purchasing requirements of new containers held for resale. Net cash provided by financing activities was $3.2 million for 2001. In July 2001, the Group entered into a $60 million revolving credit facility, under which Cronos refinanced $37.6 million of existing debt. The Group has borrowed an additional $24.5 million to finance new container production. In addition to the refinancing of existing debt, the Group repaid $22.3 million of debt and capital lease obligations during 2001. Net cash used in financing activities for 2000 and 1999 was $30.7 million and $34.5 million, respectively. During 2000, in addition to scheduled debt repayments, the Group utilized proceeds from the sale of a building, proceeds from the sale of shares, and the release of cash deposits to prepay $11.8 million of debt. In 1999, the Group utilized the proceeds of a $50 million loan to refinance $47.8 million of indebtedness. In addition, debt and capital lease obligations in 1999 included $20.6 million of repayments in connection with transactions involving container equipment sales.

     Capital Resources

Capital Expenditures and Commitments

      The Group purchases new containers for its own account and for resale to its Managed Container Owners and other parties. At December 31, 2001, the Group owed container manufacturers $12.9 million for equipment, of which $10.2 million was scheduled to be funded in the first half of 2002 utilizing available container funding facilities. For the $2.7 million of remaining equipment, the Group had entered into agreements with third-parties for the sale of the equipment. The container manufacturer was scheduled to be paid once the Group was in receipt of the sales proceeds from the third-party.

      In addition, the Group had outstanding orders to purchase container equipment at December 31, 2001 of $1.5 million. These orders relate to containers to be financed by the Group using available container funding facilities.

      Capital expenditures for containers in 2001, 2000 and 1999 were $22.3 million, $2.1 million and $2.7 million, respectively. Other capital expenditures in 2001, 2000 and 1999 were $0.1 million, $0.1 million, and $0.2 million, respectively.

      On July 19, 2001, the Group entered into a $60 million revolving credit facility with Fortis Bank (Nederland) N.V. This facility is for a term of three years with an interest rate of libor plus 2.25%, payable monthly in arrears. The first draw down under the facility was utilized to refinance existing loan facilities and to fund new container additions.

      During 1996 the Group entered into agreements (the “Agreements”) to acquire the patent rights relating to the CPC, the Slimwall CPC and the intellectual property of Cargo Unit Containers Limited from a third-party (the “Seller”). Under the terms of the intellectual property agreement (the “Agreement”), it was agreed that royalties received by the Group as defined in the Agreement would be shared equally between the Group and the Seller. In April 2000, the Group entered into another agreement with the Seller which provided that, in consideration for the sum of $1 million, the Group would fully discharge any liabilities for accrued royalties, acquire full right, title and interest that the Seller may have had to receive royalties in the future and acquire all residual rights as the Seller had or may have had under the Agreements. In accordance with the agreed-upon installment payment plan, the Group paid $1 million to the Seller during 2000, thus fulfilling its obligations under the agreement.

New Accounting Pronouncements

      On January 1, 2001 the Group adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The adoption of SFAS 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Group.

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that all business combinations initiated after September 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Group will adopt SFAS No. 142 for its fiscal year beginning January 1, 2002. From January 1, 2002, there will be an annual reduction in goodwill amortization expense of $0.4 million.

      In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which is effective for all fiscal years beginning after June 15, 2002. This standard requires a company to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, and a corresponding increase in the carrying value of the related long-lived asset. In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which is effective for all fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No. 121, but retains its fundamental provisions relating to the recognition and measurement of the impairment of long-lived assets to be held and used, and the measurement of long-lived assets to be disposed of by sale. The Group is currently evaluating the impact that these standards will have on its financial statements.

Inflation

      Management believes that inflation has not had a material adverse effect on the Group’s results of operations.

Item 7A — Quantitative and Qualitative Disclosures about Market Risk

      The following table sets forth principal cash flows and related weighted average interest rates by expected maturity dates for debt and capital lease obligations at December 31, 2001:

	Expected Maturity Date of Debt and Capital Lease Obligations

							2007 and
	Total	2002	2003	2004	2005	2006	thereafter

	(US dollar equivalent, in thousands)
Long-term debt and capital lease obligations:
Fixed rate ($US)	$20,583	$3,771	$4,678	$11,621	$513	$—	$—
Average interest rate %	—	8.6	8.6	8.1	8.1	—	—
Variable rate ($US)	$87,337	$9,048	$8,898	$54,011	$4,241	2,419	$8,720
Average interest rate %	—	4.3	4.3	4.0	4.0	4.00	4.1

      Interest rate risk: Outstanding borrowings are subject to interest rate risk. At December 31, 2001, 81% of total borrowings had floating interest rates. The Group conducted an analysis of borrowings with variable interest rates to determine their sensitivity to interest rate changes. In this analysis, the same change was applied to the current balance outstanding, leaving all other factors constant. It was found that if a 10% increase were applied to market rates, the expected effect would be to reduce annual cash flows by $0.4 million.

      Exchange rate risk: In 2001, over 95% of the Group’s revenues were billed and paid in US dollars. The Group believes that the proportion of US dollar revenues may decrease in future years reflecting a more diversified customer base and lease portfolio. Approximately 78% of costs in 2001 were incurred and paid in US dollars. Of the remaining costs, approximately 79% are individually small, unpredictable and were incurred in various denominations. Thus, such amounts are not suitable for cost-effective hedging.

      As exchange rates are outside of the control of the Group, there can be no assurance that such fluctuations will not adversely affect its results of operations and financial condition. By reference to 2001, it is estimated that for every 10% incremental decline in value of the US dollar against various foreign currencies, the effect would be to reduce cash flows by $1.3 million in any given year.

      The following table sets forth the commitment expiration by period where Cronos has provided loan guarantees and entered into rent support agreements for third-parties. For a discussion of the Group’s commitments and contingencies, see Note 13, “Commitments and Contingencies”, to the Company’s Consolidated Financial Statements.

	Amount of Commitment Expiration by Period

	Total	2002	2003	2004	2005	2006

	(US dollar equivalent, in thousands)
Loan guarantees	$12,968	$5,374	$5,345	$989	$841	$419
Rent support agreements	$6,533	$2,102	$3,952	$380	$99	$—

Item 8 — Financial Statements and Supplementary Data

      Independent Auditors’ Report

The financial statements listed in this Item 8 are set forth herein beginning on page F1:

Consolidated Balance Sheets — At December 31, 2001 and 2000

Consolidated Statements of Income for the Years Ended December 31, 2001, 2000 and 1999

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2001, 2000 and 1999

Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999

      Notes to Consolidated Financial Statements

Item 9 —	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

      None

PART III

      The Company hereby incorporates by reference the information required by Part III (Items 10, 11, 12, and 13) from the Company’s definitive proxy statement to be filed no later than 120 days after the end of the Company’s fiscal year covered by this annual report. In the event that the Company does not file its definitive proxy statement with the Commission on or before 120 days after the end of the fiscal year covered by this annual report, then the Company shall provide the information required by Part III in an amendment to this annual report, filed not later than the end of the 120-day period.

PART IV

Item 14 — Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) Financial Statements

Independent Auditors’ Report

Consolidated Balance Sheets — At December 31, 2001 and 2000

Consolidated Statements of Income for the Years Ended December 31, 2001, 2000 and 1999

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2001, 2000 and 1999

Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999

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

Previously filed material contracts that are no longer in force or effect and that were entered into more than two years prior to the date of the filing of this report are not listed in this index.

Number	Exhibit Description

3.1	Co-ordinated Articles of Incorporation (incorporated by reference to Exhibit 1.1 to the Company’s Annual Report on Form 20-F for the year ended December 31, 1997 (File No. 0-24464)).
Policies and procedures with respect to the indemnification of directors and officers of the Company, as adopted by the Board of Directors on August 4, 1999 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-3, dated November 24, 1999).
10.1	Agreement for the Sale and Purchase of Orchard Lea, Berkshire, England (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
10.2	Guarantee, dated as of July 19, 2001, by and between the Group and Fortis Bank N.V, as agent on behalf of itself (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
10.3	Loan Agreement, dated as of July 19, 2001, by and between Cronos Finance (Bermuda) Limited as issuer, and Fortis Bank (Nederland) N.V. as agent on behalf of the noteholder, and itself, as the initial noteholder (incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
10.4	Amendment No. 1 to the Amended and Restated Loan Agreement dated as of August 6, 2001, by and between Cronos Finance (Bermuda) Limited and Fortis Bank (Nederland) N.V.
10.5	Amendment No. 2 to the Amended and Restated Loan Agreement dated as of November 20, 2001, by and between Cronos Finance (Bermuda) Limited and Fortis Bank (Nederland) N.V.
10.6	Collateral Agreement dated as of November 16, 2001, by and between Cronos Equipment (Bermuda) Limited, Cronos Finance (Bermuda) Limited and Fortis Bank (Nederland) N.V.
10.7	Grant of Security Interest (Patents) dated as of November 19, 2001, by between Cronos Equipment (Bermuda) Limited, Cronos Finance (Bermuda) Limited and Fortis Bank (Nederland) N.V.

Number	Exhibit Description

Executive Compensation Plans and Arrangements

10.8	Stock Appreciation Rights Agreement by and between the Company and Peter J Younger, dated as of October 13, 1999 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-3, dated November 24, 1999)
10.9	1999 Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, dated February 25, 2000).
10.10	Employment Agreement by and between Cronos Containers Inc. and John Foy dated April 1, 1999, as amended on December 1, 1999 (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the period ended December 31, 1999).
10.11	Amendment, dated December 1, 2000, to the Employment Agreement between Cronos Containers Inc. and John Foy dated April 1, 1999, as amended December 1, 1999 (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2000).
10.12	Employment Agreement by and between Cronos Containers Ltd. and John Kirby dated April 1, 1999, as amended on January 20, 2000 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the period ended December 31, 1999).
10.13	Amendment, dated December 1, 2001, to the Employment Agreement between Cronos Containers Ltd. and John Kirby dated April 1, 1999, as amended January 20, 2000 (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2000).
10.14	Employment Agreement by and between Cronos Containers S.r.l. and Nico Sciacovelli dated April 7, 2000 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2000).
10.15	Amendment, dated December 1, 2000, to the Employment Agreement between Cronos Containers S.r.l. and Nico Sciacovelli dated April 7, 2000 (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2000).
10.16	Amendment to the 1999 Stock Option Plan dated June 1, 2001
10.17	Amended and Restated Employment Agreement between Cronos and Dennis J Tietz dated November 8, 2001.
10.18	Amended and Restated Employment Agreement between Cronos and Peter J Younger dated December 1, 2001
10.19	Amendment, dated December 1, 2001, to the Employment Agreement between Cronos Containers Inc. and John Foy, dated April 1, 1999, as amended on December 1, 1999 and December 1, 2000.
10.20	Variation, dated December 17, 2001, to the Employment Agreement between Cronos Containers Ltd. and John Kirby dated April 1, 1999, as amended on January 20, 2000, and December 1, 2001.
10.21	Variation, dated December 18, 2001, to the Employment Agreement between Cronos Containers Srl. and Nico Sciacovelli dated April 7, 2000, as amended December 1, 2001.
Other Exhibits

21.1	List of principal wholly-owned subsidiaries at December 31, 2001.
23.1	Consent of Independent Auditors dated March 18, 2002.

(b) Reports on Form 8K

On January 31, 2001, a Current report on Form 8K was filed by the Company announcing the results of shareholder voting on matters submitted to the shareholders at the annual meeting.

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

     Date: March 14, 2002

THE CRONOS GROUP

By: /s/ DENNIS J TIETZ

Dennis J Tietz
Chairman of the Board and
Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By /s/ DENNIS J TIETZ Dennis J Tietz	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 14, 2002
By /s/ PETER J YOUNGER Peter J Younger	Director, Chief Operating Officer, Chief Financial Officer, and Chief Accounting Officer (Principal Financial and Accounting Officer)	March 14, 2002

By /s/ MAURICE TAYLOR Maurice Taylor	Director	March 14, 2002
By /s/ CHARLES THARP Charles Tharp	Director	March 14, 2002
By /s/ STEPHEN NICHOLAS WALKER Stephen Nicholas Walker	Director	March 14, 2002
By /s/ ROBERT M MELZER Robert M Melzer	Director	March 14, 2002

THE CRONOS GROUP

Consolidated financial statements as of December 31, 2001 and 2000 and for the years ended December 31, 2001, 2000 and 1999
and Independent Auditors’ Report

INDEPENDENT AUDITORS’ REPORT

To the Shareholders and Board of Directors of The Cronos Group:

      We have audited the accompanying consolidated balance sheets of The Cronos Group and its subsidiaries (collectively the “Group”) as of December 31, 2001, and 2000, and the related consolidated statements of income, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Group’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Cronos Group and its subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

San Francisco, CA
February 15, 2002

THE CRONOS GROUP

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31, 2001, 2000 and 1999
(US dollar amounts in thousands, except per share amounts)

	2001	2000	1999

Gross lease revenue	$120,345	$137,605	$132,140
Equipment trading revenue	5,279	—	—
Commissions, fees and other operating income:
US Limited Partnerships	1,334	1,318	1,356
unrelated parties	4,115	3,708	4,593
Interest income	282	877	1,011
Gain on sale of investment:
gain on conversion of investment	—	1,502	613
realized holding gain	301	2,129	665

Total revenues	131,656	147,139	140,378

Direct operating expenses	30,857	26,626	31,179
Payments to managed container owners:
US Limited Partnerships	19,033	26,696	24,288
Other managed container owners	37,932	44,963	39,655
Equipment trading expenses	4,942	—	—
Amortization of intangible assets	560	710	683
Depreciation	15,231	15,345	15,517
Selling, general and administrative expenses	14,099	17,580	16,569
Interest expense	7,754	9,367	10,809
Income from recovery of related party loans	(6,000)	—	—
Impairment losses	4,000	—	—

Total expenses	128,408	141,287	138,700

Income before income taxes	3,248	5,852	1,678
Income taxes (benefit)	78	636	(236)

Net income	3,170	5,216	1,914
Other comprehensive income (loss):
unrealized holding gain (loss) arising during the year on available for sale securities	(150)	(300)	848
reclassification adjustment	(294)	(533)	—

Comprehensive income	$2,726	$4,383	$2,762

Basic net income per common share	$0.40	$0.57	$0.21

Diluted net income per common share	$0.39	$0.57	$0.21

The accompanying notes are an integral part of these consolidated financial statements.

THE CRONOS GROUP

CONSOLIDATED BALANCE SHEETS

December 31, 2001 and 2000
(US dollar amounts in thousands, except per share amounts)

	2001	2000

Assets
Cash and cash equivalents	$4,914	$6,601
Amounts due from lessees (net)	22,825	28,334
Amounts receivable from container owners, including amounts due from related parties of $4,333 and $5,865 at December 31, 2001 and 2000, respectively	8,675	9,851
New container equipment for resale	1,463	11,790
Net investment in direct financing leases, including amounts due within twelve months of $1,268 and $99 at December 31, 2001 and 2000, respectively	7,306	99
Investments, including investments in related parties of $nil and $1 at December 31, 2001 and 2000, respectively	—	628
Container equipment, net of accumulated depreciation of $81,162 and $78,774 at December 31, 2001 and 2000, respectively	150,440	140,751
Other equipment, net of accumulated depreciation of $11,986 and $11,195 at December 31, 2001 and 2000, respectively	375	846
Restricted cash	452	1,418
Intangible assets	12,135	12,695
Other assets	17,234	17,880

Total assets	$225,819	$230,893

The accompanying notes are an integral part of these consolidated financial statements.

THE CRONOS GROUP

CONSOLIDATED BALANCE SHEETS

December 31, 2001 and 2000
(US dollar amounts in thousands, except per share amounts)

	2001	2000

Liabilities and shareholders’ equity
Amounts payable to container owners, including amounts payable to related parties of $7,966 and $10,504 at December 31, 2001 and 2000, respectively	$16,889	$23,254
Amounts payable to container manufacturers	12,888	12,314
Other amounts payable and accrued expenses	13,020	15,684
Debt and capital lease obligations, including amounts due within twelve months of $12,819 and $18,151 at December 31, 2001 and 2000, respectively	107,920	99,379
Income taxes	2,555	3,154
Deferred income taxes	4,357	3,963
Deferred income and deferred acquisition fees	6,711	8,392

Total liabilities	164,340	166,140

Commitments and contingencies
Shareholders’ equity
Common shares, par value $2 per share (25,000,000 shares authorized; shares issued and outstanding, 9,158,378)	18,317	18,317
Additional paid-in capital	49,846	49,925
Share subscriptions receivable	—	(79)
Accumulated other comprehensive income	—	444
Common shares held in treasury (1,793,798 shares)	(6,000)	—
Restricted retained earnings	1,832	1,832
Accumulated deficit	(2,516)	(5,686)

Total shareholders’ equity	61,479	64,753

Total liabilities and shareholders’ equity	$225,819	$230,893

The accompanying notes are an integral part of these consolidated financial statements.

THE CRONOS GROUP

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2001, 2000 and 1999
(US dollar amounts in thousands, except per share amounts)

	2001	2000	1999

Cash flows from operating activities
Net income	$3,170	$5,216	$1,914
Adjustments to reconcile net income to net cash provided by operating activities:
impairment losses	4,000	—	—
depreciation and amortization	15,791	16,055	16,200
income from recovery of related party loans	(6,000)	—	—
decrease in unamortized acquisition fees	(1,647)	(1,664)	(1,607)
provision for losses on accounts receivable	630	1,326	1,331
gain on disposal of fixed assets	(94)	(103)	(79)
gain on sale of investment securities	(301)	(550)	—
(decrease) increase in current and deferred income taxes	(205)	59	(1,027)
decrease (increase) in new container equipment for resale	6,282	(9,255)	(2,220)
decrease (increase) in amounts receivable:
US Limited Partnerships	1,532	(8)	1,881
unrelated parties	4,447	(1,285)	9,636
(decrease) increase in amounts payable and accrued expenses:
US Limited Partnerships	(2,538)	(1,787)	(996)
unrelated parties	(5,952)	9,807	(10,045)

Net cash provided by operating activities	19,115	17,811	14,988

Cash flows from investing activities
Purchase of container equipment	(22,324)	(2,111)	(2,650)
Purchase of other equipment	(43)	(65)	(176)
Investment in direct financing leases	(6,526)	—	—
Proceeds from sales of container equipment	4,379	2,165	20,724
Proceeds from sales of property and other equipment	—	8,747	—
Proceeds from sale of investment securities	484	764	—
Proceeds from release of escrow	—	1,245	—
Proceeds from sale of investment in direct financing lease equipment	—	—	1,000

Net cash (used in) provided by investing activities	(24,030)	10,745	18,898

The accompanying notes are an integral part of these consolidated financial statements.

THE CRONOS GROUP

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2001, 2000 and 1999
(US dollar amounts in thousands, except per share amounts)

	2001	2000	1999

Cash flows from financing activities
Proceeds from issuance of term debt	62,114	—	51,116
Repayments of term debt and capital lease obligations	(59,852)	(29,238)	(85,582)
Cash deposits (restricted)	966	(1,418)	—

Net cash provided by (used in) financing activities	3,228	(30,656)	(34,466)

Net decrease in cash and cash equivalents	(1,687)	(2,100)	(580)
Cash and cash equivalents at beginning of year	6,601	8,701	9,281

Cash and cash equivalents at end of year	$4,914	$6,601	$8,701

Supplementary disclosure of cash flow information:
Cash paid during the year for:
interest	$8,178	$8,407	$11,328
income taxes	339	1,029	820
Cash received during the year for:
interest	409	657	494
income taxes	58	30	29
Non-cash activities:
container equipment acquired under capital lease	4,985	17,476	1,257
direct finance lease equipment acquired under capital lease	1,018	—	—
other fixed assets acquired under capital lease	276	—	—
transfer to long-term ownership of container equipment	4,045	—	—
reduction of debt/other amounts receivable from related parties	—	—	5,279
capital lease/amounts payable to container manufacturers	—	1,163	—

The accompanying notes are an integral part of these consolidated financial statements.

THE CRONOS GROUP

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended December 31, 2001, 2000 and 1999
(US dollar amounts in thousands, except per share amounts)

				Accumulated			Unrestricted
		Additional	Share	other	Common	Restricted	retained	Total
	Common	paid-in	subscriptions	comprehensive	shares held	retained	earnings	shareholders’
	shares	capital	receivable	income	in treasury	earnings	(deficit)	equity

Balance, December 31, 1998	$17,717	$49,108	$(123)	$429	$—	$1,772	$(12,816)	$56,087
Net income							1,914	1,914
MEIP forfeits		(41)	41					—
Stock grant	600	615				60		1,275
Issue of stock warrants		246						246
Change in unrealized holding gain on available for sale securities				848				848

Balance, December 31, 1999	18,317	49,928	(82)	1,277	—	1,832	(10,902)	60,370
Net income							5,216	5,216
MEIP forfeits		(3)	3					—
Change in unrealized holding gain on available for sale securities				(833)				(833)

Balance, December 31, 2000	18,317	49,925	(79)	444	—	1,832	(5,686)	64,753
Net income							3,170	3,170
MEIP expirations		(79)	79					—
Receipt of shares in settlement of related party loans					(6,000)			(6,000)
Change in unrealized holding gain on available for sale securities				(444)				(444)

Balance, December 31, 2001	$18,317	$49,846	$—	$—	$(6,000)	$1,832	$(2,516)	$61,479

The accompanying notes are an integral part of these consolidated financial statements.

THE CRONOS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(US dollar amounts in thousands, except per share amounts)

1   Summary of significant accounting policies

a)     Nature of operations

      The principal activity of The Cronos Group (the “Company”) and its subsidiaries (together, the “Group” or “Cronos”) is the leasing to ocean carriers of marine containers that are owned by the Group or managed by the Group on behalf of other parties.

      The Company is incorporated in Luxembourg. The common shares of the Company are publicly traded on the NASDAQ National Market System under the symbol “CRNS”.

      The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

      The Group provides a world-wide service and, accordingly, has significant foreign operations and assets in key shipping locations, particularly in the United States, Europe and Asia.

      The Group enters into agreements (the “Agreements”) with container owners to manage the leasing of their containers to ocean carriers. These Agreements have taken two principal forms. Under the first form, a subsidiary of the Company, as General Partner, has organized public limited partnerships in the United States (the “US Limited Partnerships”) and purchases and manages containers on behalf of the US Limited Partnerships. The US Limited Partnerships are a related party of the Group (see Note 7). Under the second form, the Group enters into Agreements with other managed container owners (“Other Manager Container Owners”) that provide for the Group to purchase and manage containers for such container owners. Although the provisions of the Agreements vary, they all permit the Group to use the containers together with containers owned by the Group as part of a single fleet, which the Group endeavours to operate without regard to ownership. The Group has discretion over which ocean carriers, container manufacturers and suppliers of goods and services it may deal with. Since the Agreements meet the definition of leases in Statement of Financial Accounting Standards (“SFAS”) No. 13, they are accounted for as leases under which the container owners are lessors and the Group is lessee.

      The terms of the Agreements vary from 1 to 15 years. Containers generally have an expected useful economic life of 12 to 15 years. The Agreements generally contain provisions which permit earlier termination under certain conditions upon 60 – 90 days’ notice. For the US Limited Partnerships, a majority of the limited partners in a partnership can remove the general partner, thereby terminating the Agreement with the Group. Under the Agreements with Other Managed Container Owners, certain container owners can terminate the Agreement if stipulated performance thresholds are not achieved by the Group (see Note 13). The Group believes that early termination is unlikely in normal circumstances.

      The Agreements generally provide that the Group will make payments to the container owners based upon the rentals collected from ocean carriers after deducting direct operating expenses and the Group’s management fee. In 2001, 81% of payments to container owners were contingent upon the leasing of the containers by the Group to ocean carriers and the collection of lease rentals. Details of the minimum lease payments on those Agreements with fixed payment terms are presented in Note 11(c).

      The Group also leases containers from lessors under capital lease agreements.

      The Group leases containers to ocean carriers under master leases, term leases and direct financing leases. Master leases do not specify the exact number of containers to be leased or the term that each container will remain on-hire but allow the ocean carrier to pick-up and drop-off containers at various locations specified in the lease agreement. Lease rentals, which are generally based upon the number of containers used by the ocean carrier and the applicable per diem rate, are therefore all contingent rentals.

THE CRONOS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(US dollar amounts in thousands, except per share amounts)

      Term leases provide the ocean carriers with specified container equipment for a specified term. The rentals are based upon the number of containers leased, the applicable per diem rate and the length of the lease, irrespective of the number of days during which the ocean carrier actually uses the containers.

      Direct financing leases are usually long-term in nature and require relatively low levels of customer service. They ordinarily require fixed payments over a defined period and provide customers with an option to purchase the subject containers at the end of the lease term. Per diem rates typically include an element of repayment of capital and therefore are higher than rates charged under either term or master leases.

b)     Basis of accounting

      The Group’s accounting records are maintained in United States dollars and the consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

      The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting period. The most significant estimates relate to the carrying value of equipment and include the depreciable lives, residual values and asset impairments. Actual results could differ from those estimates.

c)     Gross lease revenue

      Gross lease revenue represents amounts invoiced to customers for leasing marine containers under master and term leases excluding advance billings which are recorded as deferred revenue.

d)     Equipment trading revenue and expenses

      Equipment trading revenue represents revenue earned from the sale of equipment to third-parties. Equipment trading expenses comprise the cost of the equipment sold.

      In such transactions, the Group enters into an agreement in which it undertakes to supply equipment to a third-party buyer. Simultaneously, the Group enters into a separate agreement with a container manufacturer for the acquisition of the equipment. The Group acts as principal in such transactions and accordingly the revenue and expenses are reported gross. This equipment does not enter the Cronos fleet of managed containers unless the third-party buyer defaults on their agreement.

e)     Commissions, fees and other operating income

      This comprises acquisition fees, income on direct financing leases, license fees earned in connection with the patented Cellular Palletwide Container (“CPC”), fees earned on the disposal of managed containers, gains and losses resulting from the disposal of fixed assets, income from the Group’s limited partner interests in US Limited Partnerships and other income.

      Acquisition fees represent amounts paid by container owners when the Group enters into an Agreement and begins to manage new container equipment on their behalf. Such fees are generally non-refundable and are deferred and recognized as income on a straight-line basis over the term of the Agreements.

f)     Income taxes

      Income taxes are accounted for using SFAS No. 109 (“SFAS 109”), “Accounting for Income Taxes”. This statement requires that deferred income taxes be recognized for the tax consequences of “temporary

THE CRONOS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(US dollar amounts in thousands, except per share amounts)

differences” by applying the statutory tax rate to the difference between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred income taxes of a change in tax rates is recognized in income in the period of enactment. A valuation allowance is established to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.

g)     Net income per common share

      Net income per share data have been calculated in accordance with SFAS No. 128 (“SFAS 128”), “Earnings per Share”.

      Basic net income per share is based on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Diluted net income per share is calculated by dividing net income available to common shareholders by the weighted average number of common shares used in the basic net income per common share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive common shares outstanding.

      The components of basic and diluted net income per share were as follows:

	2001	2000	1999

Net income available for common shareholders	$3,170	$5,216	$1,914

Average outstanding shares of common shares	8,001,089	9,158,378	8,983,378
Dilutive effect of:
Executive officer common share options	21,451	31,358	9,197
Warrants	12,929	19,473	5,780
1999 stock option plan	2,510	5,153	—
Non employee directors’ equity plan	14,056	—	—

Common shares and common share equivalents	8,052,035	9,214,362	8,998,355

Basic net income per share	$0.40	$0.57	$0.21

Diluted net income per share	$0.39	$0.57	$0.21

h)     Cash equivalents

      Cash equivalents are highly liquid debt instruments purchased with original maturities of three months or less. The carrying value approximates fair value. Cash and cash equivalents are maintained in accounts which, at times, may exceed federally insured limits. No losses have been experienced in such accounts and management believes it is not exposed to any significant credit risk. The Group places its cash equivalents in investment grade, short-term debt instruments and limits the amount of credit exposure to any one commercial issuer.

i)     Allowance for doubtful accounts

      Amounts due from lessees represent gross lease revenue due from customers, less an allowance for doubtful accounts. The allowance for doubtful accounts comprises specific amounts provided against known probable losses plus an additional amount based on loss experience.

THE CRONOS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(US dollar amounts in thousands, except per share amounts)

j)     New container equipment for resale

      New container equipment for resale represents new containers purchased by the Group with an intent to resell to container owners and is stated at the lower of original unit cost or net realizable value. Such sales are usually made at original cost and accordingly no gain or loss arises.

      Containers not sold to container owners within six months from date of purchase are transferred to the Group’s container equipment. Depreciation is then calculated from the original date of acquisition. The amount of depreciation which would have been provided on container equipment for resale, had it been transferred to long-term ownership at the balance sheet date is not material to the Company’s operations.

      Rental income earned on container equipment for resale is included within gross lease revenue.

k)     Leases

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

ii.   Group as lessee

      Capital leases. Assets held under capital leases are initially reported at the fair value of the asset categorized within container equipment, with an equivalent liability reported as capital lease obligations. The asset is depreciated over its expected useful life. Finance charges are reported over the lease term in accordance with the interest method.

      Operating leases. Payments by the Group to container owners are charged to the statement of operations in each period based upon the amounts paid and payable under the Agreements with container owners. The majority of payments are contingent upon the lease rentals to ocean carriers and reduced by direct operating expenses and management fees due to the Group.

      Other operating lease rentals are expensed on a straight-line basis over the lease term.

l)     Investments, including investments in related parties

i.    Investment securities

      Investment securities are classified as either available for sale or trading securities. Available for sale securities are reported at fair market value with unrealized gains and losses included in shareholders’ equity as accumulated other comprehensive income.

ii.   Investment in US Limited Partnerships

      Investment in US Limited Partnerships represents the Group’s general and limited partner interests in partnerships in which a subsidiary company, Cronos Capital Corp., acts as a general partner. These are accounted for using the equity method.

THE CRONOS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(US dollar amounts in thousands, except per share amounts)

m)     Container equipment

      Container equipment is carried at cost, adjusted for impairment, if appropriate, less accumulated depreciation. Containers, both owned by the Group and acquired under capital leases are depreciated on a straight-line basis as follows:

      Refrigerated container equipment is depreciated over a useful life of 12 years to a residual value of 15%. Dry cargo and other container equipment is depreciated over a useful life of 15 years to a residual value of 10%.

n)     Other equipment

      Other equipment is carried at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis as follows:

Leasehold improvements — lower of useful life or lease term
Other equipment — 3 – 7 years

o)     Restricted cash

      Under the terms of a loan facility, the Group is required to hold on deposit in a restricted cash account, a minimum balance equivalent to two months of interest due under the facility. The restricted cash account would be utilized in the event that adequate funds were not available to meet the scheduled debt service payments.

p)     Intangible assets

      Intangible assets consist of goodwill and patents. Until December 31, 2001, goodwill has been amortized over a period of 40 years and patents have been amortized on a straight-line basis over their estimated useful lives, to a residual of zero. On January 1, 2002, the Group will adopt SFAS No. 142, “Goodwill and Other Intangible Assets”, which provides that intangible assets with finite useful lives be amortized over that life and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. From January 1, 2002, there will be an annual reduction in goodwill amortization expense of $373.

q)     Translation of foreign currencies

      The majority of the Group’s revenue is denominated in US dollars as are a significant proportion of total costs, including container purchases. Accordingly, the functional currency of the Group is the US dollar, the currency in which the financial statements are prepared.

      Transactions denominated in other currencies are translated into US dollars and recorded at the rate of exchange at the date of the transaction. Balances denominated in other currencies are translated into US dollars at the rate of exchange on the balance sheet date. Exchange differences arising are charged or credited to the statement of income.

r)     Stock based compensation

      The Group has adopted disclosure requirements under SFAS No. 123 “Accounting for Stock-Based Compensation”, but continues to account for stock based compensation under Accounting Practices Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” under which no compensation expense has been recognized.

THE CRONOS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(US dollar amounts in thousands, except per share amounts)

      The Management Equity Investment Plan (the “MEIP”) expired in November 2001. Prior to this, amounts received and receivable for the purchase of options under the contractual arrangements of the MEIP were included within additional paid-in capital when the commitment was made by the key employee. Amounts receivable for the purchase of options were included in share subscriptions receivable within shareholders’ equity.

s)     Asset impairment

      Certain long-lived assets of the Group are reviewed when changes in circumstances require consideration as to whether their carrying value has become impaired, pursuant to guidance established in SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”. Management considers assets to be impaired if the carrying value of the asset exceeds the future projected cash flows from related operations (undiscounted and without interest charges). When impairment is deemed to exist, the assets are written down to fair value or projected discounted cash flows from related operations. The Group periodically evaluates future cash flows and potential impairment of its fleet by container type rather than for each individual container. Therefore, future losses could result for individual container dispositions due to various factors including age, condition, suitability for continued leasing, as well as geographic location of the containers where disposed. Management also re-evaluates the period of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.

t)     New pronouncements

      On January 1, 2001 the Group adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The adoption of SFAS No. 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Group.

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations” and SFAS No. 142. SFAS No. 141 requires that all business combinations initiated after September 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Group will adopt SFAS No. 142 for its fiscal year beginning January 1, 2002, and has concluded that the adoption of SFAS No. 142 will not have a significant impact on its financial position or results of operations. From January 1, 2002, there will be an annual reduction in goodwill amortization expense of $373.

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

      In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which is effective for all fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No. 121, but retains its fundamental provisions relating to the recognition and measurement of the impairment of long-lived assets to be held and used, and the measurement of long lived assets to be disposed of by sale. The Company believes that the adoption of SFAS No. 141, SFAS No. 143 and SFAS No. 144 will have little or no effect on its financial statements.

THE CRONOS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(US dollar amounts in thousands, except per share amounts)

2     Operating segment data

      Segment information is provided in the tables below:

		Other
		Managed
	US Limited	Container	Owned
	Partnerships	Owners	Containers	Total

Year ended December 31, 2001
Items directly attributable to operating segments:
gross lease revenue	$33,744	$54,715	$31,886	$120,345
direct operating expenses	(9,631)	(15,129)	(6,097)	(30,857)

net lease revenue	24,113	39,586	25,789	89,488
equipment trading revenue	—	—	5,279	5,279
payments to managed container owners	(19,033)	(37,932)	—	(56,965)
commissions, fees and other operating income	1,334	1,333	2,782	5,449
equipment trading expenses	—	—	(4,942)	(4,942)
container depreciation	—	—	(14,459)	(14,459)
container interest expense	—	—	(7,712)	(7,712)
impairment losses	—	—	(4,000)	(4,000)

Operating profit before indirect items	6,414	2,987	2,737	12,138
Indirect allocations:
interest income	—	182	100	282
depreciation	(218)	(351)	(203)	(772)
interest expense	(12)	(19)	(11)	(42)
selling, general and administrative expenses	(4,271)	(4,736)	(2,773)	(11,780)

Operating profit (loss)	$1,913	$(1,937)	$(150)	$(174)

Segment assets	$10,589	$14,892	$165,603	$191,084

Expenditure for segment assets	$89	$145	$31,439	$31,673

Reconciliation of operating loss for reportable segments to income before taxes:
Operating loss				$(174)
Gain on sale of investment				301
Unallocated selling, general and administrative expenses				(2,319)
Income from recovery of related party loans				6,000
Amortization of intangibles				(560)

Income before taxes				$3,248

Reconciliation of assets for reportable segments to total assets:
Total assets for reportable segments				$191,084
General corporate assets				34,735

Total assets				$225,819

THE CRONOS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(US dollar amounts in thousands, except per share amounts)

		Other
		Managed
	US Limited	Container	Owned
	Partnerships	Owners	Containers	Total

Year ended December 31, 2000
Items directly attributable to operating segments:
gross lease revenue	$43,288	$61,787	$32,530	$137,605
direct operating expenses	(9,639)	(11,091)	(5,896)	(26,626)

net lease revenue	33,649	50,696	26,634	110,979
payments to managed container owners	(26,696)	(44,963)	—	(71,659)
commissions, fees and other operating income	1,317	1,702	2,007	5,026
container depreciation	—	—	(14,122)	(14,122)
container interest expense	—	—	(9,070)	(9,070)

Operating profit before indirect items	8,270	7,435	5,449	21,154
Indirect allocations:
interest income	—	575	302	877
depreciation	(385)	(549)	(289)	(1,223)
interest expense	(96)	(133)	(68)	(297)
selling, general and administrative expenses	(5,107)	(5,513)	(2,963)	(13,583)

Operating profit	$2,682	$1,815	$2,431	$6,928

Segment assets	$14,793	$17,112	$159,766	$191,671

Expenditure for segment assets	$20	$29	$19,603	$19,652

Reconciliation of operating profit for reportable segments to income before taxes:
Operating profit				$6,928
Gain on sale of investment				3,631
Unallocated selling, general and administrative expenses				(3,997)
Amortization of intangibles				(710)

Income before taxes				$5,852

Reconciliation of assets for reportable segments to total assets:
Total assets for reportable segments				$191,671
General corporate assets				39,222

Total assets				$230,893

THE CRONOS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(US dollar amounts in thousands, except per share amounts)

		Other
		Managed
	US Limited	Container	Owned
	Partnerships	Owners	Containers	Total

Year ended December 31, 1999
Items directly attributable to operating segments:
gross lease revenue	$43,912	$56,533	$31,695	$132,140
direct operating expenses	(12,386)	(13,123)	(5,670)	(31,179)

net lease revenue	31,526	43,410	26,025	100,961
payments to managed container owners	(24,288)	(39,655)	—	(63,943)
commissions, fees and other operating income	1,356	2,170	2,423	5,949
container depreciation	—	—	(13,958)	(13,958)
container interest expense	—	—	(10,267)	(10,267)

Operating profit before indirect items	8,594	5,925	4,223	18,742
Indirect allocations:
interest income	—	638	373	1,011
depreciation	(519)	(667)	(373)	(1,559)
interest expense	(179)	(234)	(129)	(542)
selling, general and administrative expenses	(5,564)	(5,496)	(3,153)	(14,213)

Operating profit	$2,332	$166	$941	$3,439

Segment assets	$18,496	$19,726	$150,643	$188,865

Expenditure for segment assets	$58	$75	$3,950	$4,083

Reconciliation of operating profit for reportable segments to income before taxes:
Operating profit				$3,439
Gain on sale of investment				1,278
Unallocated selling, general and administrative expenses				(2,356)
Amortization of intangibles				(683)

Income before taxes				$1,678

Reconciliation of assets for reportable segments to total assets:
Total assets for reportable segments				$188,865
General corporate assets				43,002

Total assets				$231,867

      The segments shown above depict the different forms of Agreements entered into by the Group with container owners and represent different levels of profitability and risk to the Group. Although there are a number of different forms of Agreements, they fall into two principal categories — those with US Limited Partnerships and those with Other Managed Container Owners. Owned containers are those which are financed by the Group’s own capital resources, debt facilities and capital leases, and include new container equipment for resale.

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

      Gross lease revenue from external customers by product comprised:

	2001	2000	1999

Dry cargo containers	$84,921	$99,853	$93,813
Refrigerated containers	22,422	24,899	26,413
Tanks	5,908	6,481	7,050
Dry freight specials	7,094	6,372	4,864

Total	$120,345	$137,605	$132,140

      No single customer accounted for 10% or more of total revenues in the years ended December 31, 2001, 2000 and 1999, respectively.

      Almost all of the Group’s lease revenue is earned on containers used by its customers in global trade routes. Accordingly, the Group believes that it does not possess discernible geographic reporting segments as defined in SFAS No. 131 (“SFAS 131”), “Disclosures about Segments of an Enterprise and Related Information”.

3   Income taxes

      The provision (benefit) for income taxes comprises:

	2001	2000	1999

Current taxes:
Federal	$—	$(17)	$75
Foreign	(316)	717	637

	(316)	700	712

Deferred taxes:
Federal	(843)	(729)	(1,219)
State	(234)	(135)	(247)
Withholding	145	11	—
Foreign	1,326	789	518

	394	(64)	(948)

Total provision (benefit) for income taxes	$78	$636	$(236)

      Differences between the provision (benefit) for taxes that would be computed at the US statutory rate and the actual tax provision (benefit) were:

	2001	2000	1999

Expected US Federal provision	$1,104	$1,989	$579
Foreign income not subject to US corporate taxes	(2,429)	(2,568)	(1,154)
State taxes (net of federal tax benefit)	(234)	(102)	(158)
Foreign corporate taxes	1,010	1,507	1,155
Tax on unremitted retained earnings of subsidiaries	145	11	—
Valuation allowance	371	(112)	(345)
Other	111	(89)	(313)

Actual tax provision (benefit)	$78	$636	$(236)

THE CRONOS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(US dollar amounts in thousands, except per share amounts)

      Income before income taxes comprises:

	2001	2000	1999

United States	$(3,897)	$(1,702)	$(2,753)
Foreign	7,145	7,554	4,431

	$3,248	$5,852	$1,678

      Temporary differences giving rise to the net deferred income tax liability as of the balance sheet date were:

	2001	2000

Assets
Acquisition fees	$1,506	$2,017
Losses carried forward	1,452	1,092
Disallowed interest expense carried forward	1,491	1,491
Alternative minimum tax credit	57	57
Other	283	85

Total deferred income tax assets	4,789	4,742

Liabilities
Depreciation	6,465	6,102
Partnership income taxable in different periods for book and tax purposes	1,116	1,554
Unremitted retained earnings of subsidiaries	422	277
Valuation allowance	1,143	772

Total deferred income tax liabilities	9,146	8,705

Net deferred income tax liabilities	$4,357	$3,963

      Tax losses have arisen in certain US entities. As of December 31, 2001 the deferred tax asset associated with these losses carried forward will expire as follows:

2002	$89
2003	93
2004	74
2005	46
2006	27
2007 and thereafter	815

Total	$1,144

      At December 31, 2001, the Group had net operating loss carryforwards available of approximately $2,193, $4,452 and $773 for federal, state and foreign income taxes, respectively, to offset future income tax liabilities. The expected tax effect of these losses is reflected as a deferred tax asset. A valuation allowance has been established in the US subsidiaries since the realization of tax benefits of net operating loss carryforwards is not assured. The amount of the valuation allowance is reviewed on a quarterly basis.

      The Group has a potential deferred income tax liability on unremitted retained earnings of certain subsidiaries. Upon remittance of such earnings to the parent company, tax may be withheld by certain jurisdictions in which the Group operates. Management has considered the Group’s remittance intentions in arriving at the related provision for deferred income taxes. The total potential amount of such deferred income taxes not provided at December 31, 2001 was nil as a result of certain subsidiaries carrying a retained deficit.

THE CRONOS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(US dollar amounts in thousands, except per share amounts)

4   Amounts due from lessees

a)     Lease rentals

      As of December 31, 2001 the minimum lease rentals receivable in future years under term operating leases were:

2002	$35,860
2003	30,954
2004	22,942
2005	16,046
2006	8,312
2007 and thereafter	3,203

Total	$117,317

      Contingent rentals approximated $82,000, $103,000, and $92,000 of gross lease revenue, respectively, in the years ended December 31, 2001, 2000 and 1999, respectively.

b)     Allowance for doubtful accounts

      The activity in the allowance for doubtful accounts was:

	2001	2000

Beginning of year	$2,765	$3,569
Provision for doubtful accounts	630	1,326
Write-offs, net of recoveries	(794)	(2,130)

End of year	$2,601	$2,765

5   New container equipment for resale

      Activity during the year in new container equipment for resale was:

	2001	2000

Beginning of year	$11,790	$2,535
Container purchases	8,947	45,592
Container disposals:
sold to US Limited Partnerships and Other Managed Container Owners	(7,469)	(33,258)
sold to other parties	(4,942)	—
Transferred to net investment in direct financing leases	(932)	—
Transferred to long-term ownership of container equipment	(5,931)	(3,079)

End of year	$1,463	$11,790

      As part of organizing the US public limited partnerships the Group purchases containers for resale to these partnerships. For the years ended December 31, 2001 and 2000, containers purchased and resold to these partnerships amount to $18 and $6,425, respectively. These transactions were entered into on normal commercial terms.

THE CRONOS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(US dollar amounts in thousands, except per share amounts)

6     Net investment in direct financing leases

      The Group, as lessor, has entered into various leases of equipment that qualify as direct financing leases. The minimum future lease rentals under these direct financing leases, net of unearned income, are due as follows:

	Net lease	Unearned	Minimum future
	receivables	lease income	lease rentals

December 31, 2000	$99	$3	$102

December 31, 2001:
2002	1,268	1,045	2,313
2003	1,442	809	2,251
2004	1,554	500	2,054
2005	1,033	331	1,364
2006	1,040	191	1,231
2007 and thereafter	969	133	1,102

Total	$7,306	$3,009	$10,315

7     Investments, including investments in related parties

      Investments comprise:

	2001	2000

Investment in US Limited Partnerships	$—	$1
Investment securities available for sale:
cost	—	183
unrealized holding gain	—	444

	$—	$628

i. Investment in US Limited Partnerships

      The Group has general partnership investments and limited partnership investments in eight sponsored funds. These general and limited partner investments are accounted for using the equity method. At December 31, 2001, distributions exceeded the sum of the investments in the partnerships and the profit recognized under the equity method for the eight partnerships by a total of $853. At December 31, 2000, distributions for several of the limited partnerships exceeded the sum of the investment in the partnership and the profit recognized under the equity method by a total of $493. For these partnerships, the net balance is included in amounts payable to container owners.

ii. Investment securities

      At December 31, 1998, the Group had an interest in 56,580 shares of Transamerica Corporation (“Transamerica”). Of these shares, a total 44,254 were held in three escrows pending final determination of post-closing reports and adjustments. A further 11,336 shares were held in escrow by Transamerica as security for a tax indemnification agreement. In July 1999, Aegon N.V. (“Aegon”) acquired Transamerica. Under the terms of the takeover agreement, the Group was entitled to receive a cash payment of $23.40 together with 0.71813 Aegon shares for each Transamerica share held.

      In September 1999, the Group was notified that one of the three escrows had been settled and received a cash payment of $278 together with 15,524 shares in Aegon which were sold for a consideration of $1,000. The

THE CRONOS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(US dollar amounts in thousands, except per share amounts)

Group recognized a $1,278 gain, which is reported on the statement of operations as a gain on conversion of investment and a realized holding gain.

      The gain on conversion is computed as the excess number of shares released from escrow over the number of shares previously recognized multiplied by the approximate share value on the merger date. The realized holding gain is computed as the total number of shares released from escrow multiplied by the share appreciation between the merger date and the date of sale.

      During 2000, the Group recorded a gain of $3,170 resulting from the settlement and sale of shares in the two escrow accounts held pending final determination of post-closing reports and adjustments. In addition, the Group recorded a gain of $461 in connection with an interim settlement of the escrow subject to the terms of the tax indemnification agreement.

      During 2001, the Group recorded a gain of $301 on the final settlement of the escrow subject to the terms of the tax indemnification agreement.

8     Container equipment

      The activity in container equipment for the years ended December 31, 2001 and 2000 was:

Cost
Balance, December 31, 1999	$205,120
Additions	19,587
Disposals	(5,182)

Balance, December 31, 2000	219,525
Additions	31,354
Disposals	(17,277)
Impairment loss	(2,000)

Balance, December 31, 2001	$231,602

Accumulated depreciation
Balance, December 31, 1999	$67,573
Depreciation expense	14,122
Disposals	(2,921)

Balance, December 31, 2000	78,774
Depreciation expense	14,459
Disposals	(12,071)

Balance, December 31, 2001	$81,162

Book value
December 31, 2001	$150,440

December 31, 2000	$140,751

      Depreciation expense in 1999 was $13,958.

Impairment loss

      In the second quarter of 2001, the Group reviewed its refrigerated container equipment to consider recent changes in the marketplace and economic environment and to identify the consequences, if any, from an accounting perspective. Management identified a number of issues that had an impact on the carrying value of certain equipment at June 30, 2001.

THE CRONOS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(US dollar amounts in thousands, except per share amounts)

      In 1992, the Montreal Protocol outlawed the production of the R12 refrigerant gas by developed countries. Since that date, shipping lines and leasing companies continued to operate fleets including equipment with the R12 refrigerant gas. However, the environmental impact of refrigerant gases has become increasingly prominent. On January 1, 2001, it became illegal for R12 to be handled, other than for disposal, in almost all countries that are members of the European Union.

      Several of the major shipping lines that lease from Cronos and other leasing companies have committed to eliminating containers with the R12 refrigerant gas from their fleets in 2001. Inventories of this equipment will continue to increase as shipping lines redeliver leased equipment.

      During 2000, Cronos entered into a number of term leases for R12 equipment. However, over the course of 2001, the factors outlined above together with the deteriorating economic environment resulted in a very slow leasing market for R12 equipment. In addition, it is probable that residual prices for R12 containers will decrease as equipment is returned.

      Cronos management considered the impact of these factors in June 2001 and decided to change the current marketing strategy for R12 equipment. Management concluded effective July 1, 2001, that inventories of R12 equipment would be targeted for immediate sale. Management also conducted a review of R12 equipment that was on lease at June 30, 2001.

      R12 Assets to be disposed of: In June 2001 management committed to a plan to dispose of 531 containers with a carrying value of $2,400. It was concluded that the carrying value of the assets exceeded fair value and accordingly an impairment charge of $1,400 was recorded to operations under impairment losses. Fair value was determined by discounting expected cash flows. The assets are reported as part of the owned container business segment. It is expected that the assets will be disposed of by June 30, 2002. At December 31, 2001, the Group had disposed of 235 assets at an additional loss of $50.

      R12 Assets to be held and used: Management conducted a review of 776 containers with a carrying value of $3,700 that were on lease at June 30, 2001. It was concluded that the carrying value of these assets exceeded the future cash flows expected to result from the rental of the assets and their eventual disposition, and therefore was not recoverable. Accordingly a charge of $600 was recorded to operations under impairment losses. Fair value was determined by discounting expected cash flows. The assets are reported as part of the owned container business segment.

THE CRONOS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(US dollar amounts in thousands, except per share amounts)

9     Intangible assets

      The activity in the intangible assets was:

	Goodwill	Patents	Total

Cost
Balance, December 31, 1999	$16,231	$2,096	$18,327
Additions	—	—	—

Balance, December 31, 2000	16,231	2,096	18,327
Additions	—	—	—

Balance, December 31, 2001	$16,231	$2,096	$18,327

Accumulated amortization
Balance, December 31, 1999	$4,296	$626	$4,922
Amortization expense	524	186	710

Balance, December 31, 2000	4,820	812	5,632
Amortization expense	373	187	560

Balance, December 31, 2001	$5,193	$999	$6,192

Book value
December 31, 2001	$11,038	$1,097	$12,135

December 31, 2000	$11,411	$1,284	$12,695

      The amortization expense in 1999 was $683.

i.   Goodwill

      Goodwill arose on the acquisition in 1990 of Intermodal Equipment Associates and the acquisition in 1996 of Intermodal Management AB.

ii.  CPC & Slimwall CPC patents

      The Group entered into agreements to acquire the patent rights relating to the CPC, the Slimwall CPC and the intellectual property of Cargo Unit Containers Limited (“CUC”) in August 1996 for a total consideration of $2,096 from a third-party (“the Seller”). In April 2000, the Group entered into another agreement with the Seller which provided that, in consideration for the sum of $1,000, the Group would fully discharge any liabilities for accrued royalties, acquire full right, title and interest that the Seller may have had to receive royalties in the future and acquire all residual rights as the Seller had or may have had under the Agreements.

      Until December 31, 2001, patents were amortized on a straight line basis over a period of 4 to 40 years. With the adoption of SFAS No. 142 on January 2002, patents will be amortized on a straight-line basis to a nil residual value through 2006.

THE CRONOS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(US dollar amounts in thousands, except per share amounts)

10     Other assets

      Other assets includes the following items:

	2001	2000

Residual interests in leased containers (non-interest bearing loan notes)	$5,305	$7,305
Retention deposits	4,004	4,054
Unamortized loan origination fees	2,370	2,477
Deposits held in escrow for third-party container owner	1,175	919
Other deposits held in escrow	—	255
Prepaid expenses	923	1,145
Other	3,457	1,725

	$17,234	$17,880

i.   In 1998, 1997 and 1996, the Group sold containers to a third-party container owner for a total of $49,700. The total consideration for the container sales comprised cash, management fees receivable on revenues earned by the containers, non-interest bearing loan notes and an option to acquire 75% of the container owning company in August 2006 for one US dollar. The loan notes, which are subordinate to other loan notes due to third-parties, fall due for repayment after the other loan notes have been repaid from funds generated from the containers, which are managed by the Group.

      The four elements of the transactions were essential and integral parts of the consideration. Collectively, they gave the Group the right to receive management fees and certain proceeds on the disposal of the containers.

      To value the loan notes, management periodically discounts the future projected net cash flows to be generated by the containers based on historic and projected trends for per diem revenues, utilization, container disposal proceeds and funding costs over the expected remaining life of the containers.

      In the second quarter of 2001, the Group revised the projections for per diem revenues and utilization downwards, due to the global economic downturn. Based on the revised projected trends, the carrying value of the loan notes due from the third-party container owner exceeded the discounted value of the future cash flows by $2,000. Accordingly, a $2,000 impairment charge was recorded and is reported as part of the owned container business segment.

ii.  At December 31, 2001 and 2000, amounts of $4,004 and $4,054, respectively, were held as retention deposits by financial institutions in connection with long-term funding transactions. At December 31, 2001, the remaining release dates for these amounts ranged from between 2002 and 2005 in accordance with the terms of the funding transactions (see Note 11).

iii.  At December 31, 2001 and 2000, deposits of $1,175 and $919, respectively, were held in escrow accounts relating to amounts due to a third-party container owner (see Note 13).

iv.  At December 31, 2000 an amount of $255 was held as a restricted cash deposit in an escrow account under the terms of a tax indemnification agreement (see Note 7).

11     Debt and lease obligations

      As of December 31, 2001, the Group had $122,748 of term facilities (including capital lease financing) under which $107,920 was outstanding and $1,645 of credit facilities under which $0 was outstanding. Interest rates under these facilities ranged from 3.5% to 8.6%. The terms of these facilities extend to various dates through 2011.

THE CRONOS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(US dollar amounts in thousands, except per share amounts)

      Debt and capital lease obligations are comprised of:

			Interest
	2001	2000	Rates %

Debt:
Floating rate debt, due 2004	$50,172	$34,055	4.5 – 8.3
Fixed rate debt, due 2004	16,588	19,099	8.6 – 8.7
Floating rate debt, due 2004	9,714	12,286	4.1 – 8.0
Other loans, due 2002 – 2004	80	4,871	6.2 – 9.6

Total debt	76,554	70,311
Obligations under capital leases, due 2001 – 2011	31,366	29,068	3.5 – 8.6

Total	$107,920	$99,379

a)     Debt

      Debt is comprised of:

	2001	2000

Long-term debt:
Bank term loans
fixed rate	$16,588	$20,571
variable rate	59,966	49,740

	76,554	70,311
Less: current maturities of long-term debt	8,094	14,445

	$68,460	$55,866

      Bank loans are secured by the Group’s container equipment with installments payable through 2004 and with interest rates fixed or floating dependent upon the facilities. The weighted average interest rates for the years ended December 31, 2001, 2000 and 1999 were 6.7%, 8.4%, and 8.4%, respectively.

      As of December 31, 2001, the estimated fair value of fixed rate long-term debt was $17,501 (2000 — $20,394) for which the carrying value was $16,588 (2000 — $20,571). The fair value of fixed rate long-term debt has been calculated using the market rates prevailing at December 31, 2001 and 2000.

      On July 19, 2001, the Group entered into a $60,000 revolving credit facility. This facility is for a term of three years with an interest rate of libor plus 2.25%, payable monthly in arrears. The first draw down under the facility was utilized to refinance $37,600 of previous loan facilities.

      The primary facilities include quarterly financial covenants relating to minimum tangible net worth, maximum level of total liabilities to tangible net worth, maximum level of debt and capital lease obligations to tangible net worth, interest expense coverage and debt service coverage. At December 31, 2001, the Group was in compliance with these covenants. Future compliance with the covenants will depend on the ability of the Group to report a minimum level of income before income taxes for each quarter (equal to 10% of interest expense for that quarter), and to generate sufficient cash from operations and other activities to maintain the current portion of borrowings within financial covenant limits. The breach of a covenant constitutes an event of default.

THE CRONOS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(US dollar amounts in thousands, except per share amounts)

      As of December 31, 2001, the annual maturities of debt were:

2002	$8,094
2003	8,260
2004	60,200

Total	$76,554

b)     Capital lease obligations

      The cost and net book value of assets acquired through capital leases was $40,222 and $31,897, respectively, at December 31, 2001, ($36,437 and $29,248, respectively, at December 31, 2000). Amortization in respect of these leases is included in depreciation expense. The aggregate capital lease obligations are secured by container equipment.

      As of December 31, 2001, the minimum lease payments under capital leases representing interest and principal were:

	Principal	Interest	Total

2002	$4,725	$2,128	$6,853
2003	5,316	1,808	7,124
2004	5,432	1,382	6,814
2005	4,754	963	5,717
2006	2,419	745	3,164
2007 and thereafter	8,720	1,101	9,821

Total	$31,366	$8,127	$39,493

      At December 31, 2000 the current maturities under capital leases were $3,706.

c)     Operating leases

i.   Group as lessee

      The total fixed operating lease rental expense for container equipment, computer equipment and office space was $11,926, $10,291 and $10,339 for the years ended December 31, 2001, 2000 and 1999, respectively. Of this, the fixed operating lease rental expense for container equipment was $10,379, $8,675, and $8,783 for the years ended December 31, 2001, 2000 and 1999, respectively. Rental expense for containers, the majority of which is contingent as described in Note 1, is shown in the Statements of Income as payments to container owners.

      As of December 31, 2001 future minimum lease payments under these non-cancellable operating leases were:

2002	$10,063
2003	9,666
2004	9,037
2005	7,724
2006	5,078
2007 and thereafter	14,985

Total	$56,553

THE CRONOS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(US dollar amounts in thousands, except per share amounts)

ii.     Group as lessor

      The Group sub-leases containers to ocean carriers under operating leases, as described in Note 1. The Group also sub-leases office space and earned revenue of $380, $315 and $250 for the years ended December 31, 2001, 2000 and 1999, respectively.

      Rental income from sub-leasing containers owned by managed container owners to ocean carriers was $88,459, $105,075 and $100,445 for the years ended December 31, 2001, 2000 and 1999, respectively (see Note 2). These amounts are included in gross lease revenue in the Statements of Income.

      Future sub-lease rentals for containers leased under operating leases to ocean carriers under non-cancellable term leases are included in the amounts shown in Note 4.

12     Deferred income and deferred acquisition fees

      Deferred income and deferred acquisition fees comprise:

	2001	2000

Advance billings	$1,543	$1,577
Deferred acquisition fees	5,168	6,815

	$6,711	$8,392

      The recognition of deferred acquisition fees is not contingent upon the performance or continuation of any of the Agreements to which they relate. On the termination of an Agreement, any deferred fees are recognized immediately. As of December 31, 2001, deferred acquisition fees are scheduled to be recognized as follows:

2002	$1,323
2003	1,158
2004	891
2005	666
2006	484
2007 and thereafter	646

Total	$5,168

13     Commitments and contingencies

i.     Commitments

      At December 31, 2001, the Group had outstanding orders to purchase container equipment of $1,490.

ii.     Guarantee to US Limited Partnership

      During 2000, the Group provided a guarantee under a $5,000 third-party loan note (the “Note”), with a 2006 maturity date, to a US Limited Partnership. Under the terms of the guarantee, the Group may be liable for any principal and interest outstanding under the terms of the Note in the event of a default by the US Limited Partnership. At December 31, 2001, the balance outstanding under the Note was $3,782.

iii.     Guarantee of third-party loan & rent support agreement

      During 1996 and 1997, the Group sold a total of $26,300 of equipment, which was under a direct financing lease with a major shipping line, to a third-party. The third-party financed the acquisition of this equipment with a loan of $26,300, with a 2004 maturity date, to which the Group provided a first loss

THE CRONOS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(US dollar amounts in thousands, except per share amounts)

guarantee for 20% of the debt. The Group can collateralise up to 50% of the guarantee with a first security interest in additional equipment. At December 31, 2001, the balance outstanding under the loan was $9,186.

      In addition, under the terms of a rent support agreement, the Group is required to deposit an amount equal to the aggregate of all rental charges scheduled to be paid under the direct financing lease for the next twelve months or until the end of the lease, if sooner, upon the occurrence of a continuing event of default by the shipping line. Annual rental charges under the lease, with a 2004 scheduled maturity date, approximate $5,130.

iv.     Guarantee under a purchase, assignment and agency agreement

      During 1996, the Group entered into a term lease with a lessee in the ordinary course of business. During 1997, the containers held under the lease were sold, and the lease assigned, to a financial institution. As part of this contract, the Group continues to manage the containers held under the term lease and invoices the lessee and collects monies on behalf of the financial institution. Rental under the lease is approximately $482 per annum. of which the Group remits $378 to the financial institution as rent and $84 to a retention account held as security by the institution. As compensation for this service, the Group retains an agency fee of $20 per annum.

      Under the terms of the contract with the financial institution, if the lessee fails to make payments, other than in the event of being declared bankrupt, the Group has guaranteed that it will continue to make payments to the financial institution. The guarantee and agreement with the financial institution will expire in October 2005.

v.   Agreements with Other Managed Container Owners — early termination options

      Approximately 47% (based on original equipment cost) of the Agreements with Other Managed Container Owners contain early termination options, whereby the container owner may terminate the agreement if certain performance thresholds are not achieved. At December 31, 2001, approximately 35% (based on original equipment cost) of Agreements were eligible for early termination. Cronos believes that early termination of these Agreements by the Other Managed Container Owners is unlikely.

vi.     Agreements with Other Managed Container Owners — change of control provisions

      Approximately 45% (based on original equipment cost) of Agreements with Other Managed Container Owners provide that a change in ownership of the Group, without the prior consent of the container owner, may constitute an event of default under the Agreement. In substantially all of these Agreements, the consent of the container owners may not be unreasonably withheld. In the event that consent is not obtained, 34% of Agreements may require the Group to transfer possession of the equipment to another equipment manager. Such transfer of possession may result in the Group incurring certain costs. The remaining 11% of Agreements may require the Group to purchase the equipment from the container owners pursuant to the terms of their respective Agreements, generally a stipulated percentage (determined by age of the equipment) of the original cost of the equipment.

vii.     Dispute with Contrin Holding S.A.

      Since 1983, the Group has managed containers for Austrian investment entities sponsored by companies owned or controlled by Contrin Holding S.A., a Luxembourg holding company, and for Contrin itself (collectively, “Contrin”).

      The Group is in litigation with Contrin over funds that Contrin claims to have remitted to the Group for the purchase of containers. Contrin claims that in 1994 it transmitted $2,600 to the Group for the purchase of

THE CRONOS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(US dollar amounts in thousands, except per share amounts)

containers. The Group did not receive these funds and believes that the funds were diverted to an account controlled by Stefan M. Palatin, a former chairman and chief executive officer of the Group, and that this was known or should have been known by Contrin.

      In December 1997, the Group recorded an accrual of $3,400 relating to the alleged transfer of $2,600, the related interest, plus the estimated settlement costs of this and other claims by Contrin. On December 31, 2001, the balance of this accrual was $3,020.

      On August 8, 2000, Contrin, through an affiliate, Contrin Worldwide Container Leasing GmbH (“CWC”) filed an action in the Luxembourg District Court against the Company, seeking recovery of $2,600, together with interest and costs. On January 10, 2001, the Company responded to Contrin’s complaint, requesting that the District Court dismiss the proceeding for lack of jurisdiction over the dispute, and denying Contrin’s claims on the merits. Since January 10, 2001, each party has supplemented their pleadings to respond to assertions made by the other party. The Company anticipates that a final hearing will be held by the Court during 2002.

      To preserve its rights of indemnity in the face of Contrin’s claims, the Group, on June 1, 2000, filed a protective claim against Mr. Palatin and his wife. By its claim, the Group seeks to establish that the Palatins are liable to the Group for any liability which the Group may have to Contrin arising out of the 1994 transfers.

      On July 13, 2000, Cronos also filed a protective claim against Barclays Bank PLC (“Barclays”) in the High Court of Justice, London, England. Barclays was the bank that received the $2,600 from Contrin. By its claim, the Group seeks a declaration that Barclays is liable to the Group for $2,600, plus interest and costs, arising out of Contrin’s 1994 transfer to an account with Barclays in the name of Mrs. Palatin. In February 2001 the Group obtained an order from the Court requiring the production of documents by Barclays. The Group and Barclays have agreed to a stay of the action while the Group evaluates the documentation produced by Barclays.

      On August 2, 2001, CWC filed a separate claim against Cronos Containers N.V. (“CNV”), a wholly-owned Netherlands Antilles subsidiary of the Company, in the High Court of Justice, London, England. By its claim, Contrin asserts that CNV, wrongfully and in violation of the container management agreement between Contrin and CNV, failed to distribute to Contrin $500 in distributions for the second through fourth calendar quarters of 1996. Contrin seeks recovery of this sum, plus interest.

      On December 31, 2001, CNV filed its defense to CWC’s claim, denying CWC’s claims and denying that CNV is liable to CWC in any amount. Concurrently with the filing of its defense to CWC’s claims, CNV filed a separate claim against the Palatins and Klamath Enterprises, S.A. (“Klamath”), seeking recovery of $500 from the Palatins that CNV alleges was misappropriated from CNV by Mr. Palatin.

      Since September 2001, the Group and Contrin have engaged in discussions with a view to resolving all disputes between them. These discussions have yet to achieve any success. During the course of the discussions, Contrin has asserted, in addition to its claims advanced in the Luxembourg District Court and in the High Court of Justice in England, described above, a claim to $2,570, including interest, as its share of the proceeds from containers disposed of by CNV under the container management agreements between Contrin and CNV. CNV has rejected the claim as a misinterpretation of the container management agreements.

      Contrin has also asserted an interest in the containers managed by the Group for Transocean Equipment Manufacturing Limited (“TOEMT”) and in the distributions payable with respect to such containers, as discussed below.

      Management considers that prudent provision has been made in the financial statements for the Contrin matters noted above. There is a reasonable possibility that a material change could occur with respect to these

THE CRONOS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(US dollar amounts in thousands, except per share amounts)

commitments and contingencies within one year of the date of these financial statements. In such an event, management estimates that possible losses could exceed the amount accrued by $2,700.

viii. TOEMT

      TOEMT, which is currently in liquidation in the United Kingdom, has been separately registered by the same name in both the United Kingdom and in the Isle of Man. At December 31, 2001 and 2000, the Group had $1,175 and $919, respectively, in amounts payable to TOEMT on deposit in a bank account pending clarification of the proper claimants to the distributions payable with respect to the containers owned by TOEMT. The information currently available to the Group is insufficient to enable it to determine the nature or amount of the claims, by the respective companies and their creditors to the distributions available with respect to the TOEMT containers.

      As stated above, Contrin, in its discussions with the Group over a global resolution of all disputes between the parties, has asserted a right to the distributions being held by the Group for TOEMT. Contrin has provided the Group with copies of default judgements Contrin secured in January and June 2001 from the Commercial Court of Vienna, Austria, against TOEMT in the UK, and TOEMT in the Isle of Man, for $100 and $400 respectively. Until clarification is secured by court proceedings and/or through agreement with the creditors of TOEMT, the Group presently intends to continue to set aside the distributions due and payable by the Group on the containers it manages for TOEMT.

14     Common shares

	2001	2000	1999

Common shares outstanding:
At beginning of year	9,158,378	9,158,378	8,858,378
New common shares issued	—	—	300,000
Common shares held in treasury	(1,793,798)	—	—

At end of year	7,364,580	9,158,378	9,158,378

      On December 11, 1998, an option to purchase 300,000 common shares was granted to Mr. Tietz on his appointment as chief executive officer (see Note 15).

      On June 3, 1999, the 1999 Stock Option Plan (“the Plan”) was approved by the Board of Directors. The Plan authorizes the issuance of 500,000 common shares to key employees (see Note 15).

      In August 1999, the Company issued an additional 300,000 common shares and warrants to purchase 200,000 common shares in connection with the Group’s refinancing of approximately $47,800 of its short term and other indebtedness. The warrants are exercisable at $4.41 per share and expire on August 15, 2004, plus ninety days or, if later, the date on which there has been full repayment of the monies borrowed under the associated refinancing. Using a Black Scholes model, the fair value of the warrant was determined to be $246 and such amount was credited to additional paid-in capital. The corresponding debt discount has been deferred and is being amortized over the life of the associated refinancing using the interest method in accordance with SFAS No. 91.

      On October 29, 1999, a Shareholder Rights Plan (the “Rights Plan”) was adopted. Under the Rights Plan, one common share purchase right was distributed as a dividend on each share of the Company’s common shares as of the close of business on October 25, 1999. The rights will be attached to and trade with all certificates representing common shares. The rights expire on October 28, 2009, and are redeemable by the Company at any time prior to this date. The rights will only be exercisable on the acquisition by any person or related group of persons of 20% or more of the Company’s common shares. The rights entitle the holder, with

THE CRONOS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(US dollar amounts in thousands, except per share amounts)

the exception of the acquiring person or group, to purchase a specified number of the Company’s common shares for 50% of their market value at that time. The rights will not be triggered if the Company’s Board of Directors has previously approved such an acquisition.

      On January 10, 2001, the Non-Employee Director’s Equity Plan (the “Equity Plan”) was approved by the shareholders. The Equity Plan authorizes the issuance of 275,000 common shares to non-employee directors (see Note 15).

      In May 2001, the Group was awarded 1,793,798 outstanding common shares in the Company that were beneficially owned by a former chairman and chief executive officer in part consideration for amounts owed under two promissory notes. Cancelation of the shares beneficially owned by the former chairman represents a 19.6% reduction in the number of outstanding common shares of the Group. Under Luxembourg law, the canceled shares are to be resold or, if not resold, retired, unless earlier retired by vote of the shareholders of Cronos. Cronos presently intends to formally retire the 1,793,798 shares ordered by the Court to be transferred to Cronos’ subsidiary. From and after May 2001, the shares are no longer deemed outstanding common shares of the Company. The subsidiary of the Company, as the holder of the shares, will not be entitled to vote at any meeting of the Company’s shareholders or on any matter put to the shareholders for approval, and will not be entitled to any dividends or other distributions the Company declares on its outstanding common shares. Under Luxembourg law, the Company has three years to resell the shares. If the shares are not resold within this period of time, then they are automatically canceled. The Company may also, under Luxembourg law, seek shareholder approval for the retirement and cancelation of the shares. The Company does not presently intend to resell the shares but to cancel and retire them, either by seeking shareholder approval for a cancelation and retirement of the shares or by allowing the time within which to resell the shares to lapse.

      All 7,364,580 of common shares outstanding rank equally in respect of shareholder rights.

15     Stock Based Compensation

      Stock based compensation comprises:

a) Management Equity Investment Plan

      In November 1994, the Company introduced the MEIP for key employees of the Company. A total of 440,000 common shares were reserved for issuance under the MEIP. The MEIP expired on November 25, 2001 on which date all unexercised options expired. The main terms of the plan were as follows:

i. The MEIP consisted of option units comprising four separate options, each option granting the right to the employee to acquire an equal number of common shares at four different exercise prices. The employee was required to pay an option price to acquire each option. The option price and exercise price was determined at the date of grant.

ii. Members of the MEIP were able to exercise vested options within seven years of November 25, 1994, the date of grant.

      At January 1, 1999, there were 156,600 outstanding options of which 81,000 were exercisable. During the year ended December 31, 2000, 5,400 shares were reinstated under the MEIP. During the years ended December 31, 2001, 2000 and 1999, 102,600, 10,800 and 48,600 options expired, respectively. At December 31, 2000 and 1999, there were 102,600 and 108,000 respective options outstanding of which 54,000 and 56,700 were exercisable.

      For each of the years presented, the weighted average option price and exercise price were $1.625 and $16.25, respectively.

THE CRONOS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(US dollar amounts in thousands, except per share amounts)

      No compensation cost was recognized in the Statements of Income for each of 2001, 2000 and 1999. The net income and net income per share of the Group would be unchanged if the compensation cost for the MEIP had been determined in accordance with SFAS No. 123.

      As of December 31, 2000, outstanding unpaid options amounted to $79 and were reported as share subscriptions receivable within shareholders’ equity.

b) Stock Options

      In December 1998, the Company granted Mr. Tietz, on his appointment as chief executive officer of the Company, the option to acquire 300,000 common shares in the Company at an exercise price of $4.375 per share, the closing price of the common shares on the date of the grant. The term of the option is ten years, and may be exercised, in whole or in part, at any time from the date of grant. The fair value of the option at the date of the grant was $683. In order to determine fair value, the Company used the Black Scholes model using a risk-free interest rate of 8%, an expected life of 10 years, an expected volatility of 13.9% and no expected dividends. Payment for the shares is to be by cash, the surrender of shares of the Company’s common shares already owned by the employee (valued at their fair market value on the date of the surrender), or an alternate form of payment as may be approved by the Company’s Compensation Committee (the “Committee”). The number and price of shares subject to the option will be adjusted in the event of any stock split, declaration of a stock dividend, or like changes in the capital stock of the Company. The option is not transferable other than by will or the laws of descent and distribution. No rights as a shareholder of the Company shall accrue until such time as the shares are purchased under the option. There were no options exercised, granted or forfeited during 2001, 2000 or 1999, respectively. No modifications have been made to the plan since inception.

c)  Stock Appreciation Rights

      On October 13, 1999, the Board resolved to grant stock appreciation rights (“SARs”) to a key executive of 200,000 share units. A SAR is defined as the equivalent of one common share of the Company. The grant of the SARs entitles the grantee to receive cash payments from the Company as provided for in the SAR agreement. The SARs were granted at a grant price of $4.375 per SAR. As of the date of the award the closing price of the Company’s common shares was $4.875 per share. The SARs are exercisable over a period of three years, with one-third being exercisable on each of the first three anniversaries of the date of grant.

      In addition, on October 13, 1999, the Board approved the grant of 60,000 SARs to its non-employee directors. The grant represented 15,000 SARs for each current non-employee director, with a grant price of $4.094. On October 13, 1999, the closing price of the Company’s common shares was $4.875 per share. The SARs were scheduled to vest over a period of three years, with one-third vesting each year on the earlier of the anniversary of the date of grant, or seven days before the next scheduled annual meeting of shareholders for that year. In 2001, the current non-employee directors were granted the option to convert the SARs into director’s options (“Director’s Options”) under the Non-Employee Director’s Equity Plan (the “Equity Plan”). This right of conversion was exercised by all non-employee directors.

      If a grantee of SARs resigns from the Company or is terminated (other than for cause) by the Company within twelve months following a “change in control”, then the SARs become fully exercisable, at any time within 90 days after the date of such resignation or termination. If not exercised, the SARs shall lapse and terminate. The SARs similarly vest in the event that a grantee is terminated by the Company without cause, or upon a grantee’s permanent disability or death. A “change in control” is defined to include the acquisition by any person or related group of persons of 20% or more of the common shares of the Company. The SARs are also fully exercisable upon any merger of the Company with another corporation or the sale of substantially all of the assets of the Company.

THE CRONOS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(US dollar amounts in thousands, except per share amounts)

      The SARs may be redeemed only for cash and not for the Company’s common shares. A grantee is entitled to an “award payment” at the time of exercise of SARs, equal to the excess if any, of the fair market value of a share of common shares on the date of exercise over the grant price, multiplied by the number of exercised SARs. The number of SARs is subject to adjustment in the event of any subdivision of the outstanding common shares of the Company, the declaration of a dividend payable in common shares of the Company, or like events. In all events, the SARs may not be exercised beyond October 12, 2009. The grant of SARs does not entitle the grantee to any rights as a shareholder of the Company.

      In accordance with SFAS No. 123, the compensation expense incurred in respect of SARs is estimated using the price of the Company’s common shares on the balance sheet date as a surrogate for the price on the date of exercise. A liability is created for the estimated compensation expense and is adjusted up or down at each balance sheet date for changes in the price of the Company’s stock. Compensation expense of $94, $62 and $13 was recognized for the years ended December 31, 2001, 2000 and 1999, respectively.

      No SARs were redeemed during the years ended December 31, 2001, 2000 and 1999, respectively. At December 31, 2001, 133,334 SARs were exercisable.

d)  1999 Stock Option Plan

      The 1999 Stock Option Plan was approved by the Board of Directors on June 3, 1999, and by the Shareholders at the 1999 Annual Meeting on January 13, 2000. The Plan is designed to attract, motivate and retain key employees. The Plan authorizes the issuance of 500,000 common shares and permits the Company to award to key employees incentive options and non-qualified stock options. The number of shares available for issuance under the Plan may be adjusted in the event of any subdivision of the outstanding shares of the common shares of the Company, the declaration of a dividend payable in common shares of the Company, or like events. The aggregate number of stock options to be awarded to any eligible employee over the term of the Plan was initially limited to 80,000 shares. The Plan terminates on December 31, 2002, after which no awards will be made. The exercise price of a stock option will be determined by the Committee, but will not be less than the fair market value of the Company’s common shares at the date of grant. The exercise price of a stock option may be paid in cash or previously owned stock or both. The options vest and are exercisable at the rate of 25% per year on the first four anniversary dates of the grant. The term of each option is ten years.

      On February 4, 2000, the Committee of the Board authorized the grant of options for 420,000 shares of common shares to eight officers of subsidiaries of the Company at an exercise price of $5.25 per share. The fair value of the options at the date of the grant was $1,235. In order to determine fair value, the Company used the Black Scholes model using a risk-free rate of 8%, an expected life of 10 years, an expected volatility of 2.94% and no expected dividends. During 2000, options for 105,000 common shares reverted back to the Plan when two officers left the Company. At December 31, 2000, 315,000 options were outstanding with a remaining contractual life of 9 years, of which none were exercisable.

      In January 2001, the Committee awarded incentive stock options to 26 officers and employees of the Company’s subsidiaries, covering 185,000 common shares, representing the balance of the common shares reserved for issuance under the Plan at an exercise price of $4.875 per share. Included in the January 2001 grant of options were options covering 45,000 common shares granted to three of the executive officers of subsidiaries of the Company. The grant of these additional options were conditional upon approval of an amendment to the Plan, under which the aggregate number of shares granted to any one individual was increased from 80,000 to 100,000. The amendment to the Plan was approved at the annual meeting of shareholders held on June 1, 2001.

THE CRONOS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(US dollar amounts in thousands, except per share amounts)

      The fair value of the 185,000 options granted in 2001 was $316. In order to determine fair value, the Company used the Black Scholes model using a risk-free rate of 5%, an expected life of 10 years, an expected volatility of 0.3% and no expected dividends.

      At December 31, 2001, 500,000 options were outstanding, of which 78,750 were exercisable, with a weighted average remaining contractual life of 8.5 years. The weighted average exercise price was $5.11.

e)  The Non-Employee Director’s Equity Plan

      The Non-Employee Director’s Equity Plan was approved by the shareholders at the 2000 Annual Meeting on January 10, 2001. The Equity Plan is designed to attract, motivate and retain non-employee directors of outstanding ability and to assist the Company in promoting a greater identity of interest between the Company’s non-employee director’s and its shareholders. A non-employee director will participate in the Equity Plan in two ways: by electing to receive, in lieu of the cash compensation otherwise payable to the non-employee Director, an award of “Director’s Stock Units”, and through the receipt of Director’s Options to acquire common shares of the Company. A Director’s Stock Unit is defined as the equivalent of one common share of the Company. A total of 275,000 common shares were made available for issuance under the Equity Plan, both to supply shares for the settlement of Director’s Stock Units into common shares of the Company and for issuance upon the exercise of Director’s Options. The number of shares available for issuance under the Equity Plan may be adjusted in the event of any subdivision of the outstanding common shares of the Company, the declaration of a dividend payable in common shares of the Company, or like events. The option may be exercised within 10 years of the grant date. The Equity Plan shall expire on the date of the Annual Meeting to be held in 2003, after which no awards will be made.

      During 2001, non-employee directors were awarded 28,932 Director’s Stock Units in lieu of compensation. In addition, non-employee directors accumulated a further 11,082 Director’s Stock Units in lieu of compensation that were awarded on January 1, 2002. Compensation expense of $164 was recognized for the year. Each Director’s Stock Unit is the equivalent of one common share of the Company and shall vest on the third anniversary of the date of grant. The range of fair market values used to determine the number of Director’s Stock Units awarded during 2001 was between $4.45 – $5.225 for which the weighted average value was $4.89. At December 31, 2001 the weighted average remaining contractual life was 9.25 years.

      On January 10, 2001, each non-employee director was granted options to acquire 15,000 common shares of the Company. On each anniversary of the first date of grant, the non-employee director’s shall automatically be granted Director’s Options to purchase an additional 15,000 common shares. The Director’s Options shall vest and become exercisable over three years, with one third exercisable as of the first anniversary following the date of grant, one third exercisable on the second anniversary following the date of grant, and one third exercisable as of the third anniversary following the date of grant. The exercise price of each Director’s Option will be the average of the fair market value of the common shares for the twenty trading days immediately preceding the date of grant of the Director’s Options. The fair value at the date of the grant was $123. In order to determine fair value, the Company used the Black Scholes model using a risk-free rate of 5%, an expected life of 10 years, an expected volatility of 0.3%, an exercise price of $4.35 and no expected dividends. The current non-employee directors were granted the option to convert the SARs granted on October 13, 1999 into Director’s Options under the Equity Plan. This right of conversion of 60,000 SARs was exercised by the non-employee directors within thirty days of the date that the Equity Plan was approved by the shareholders. The fair value of the options at the date of grant was $134. In order to determine fair value, the Company used the Black Scholes model using a risk-free rate of 5%, an expected life of 10 years, an expected volatility of 0.3%, an exercise price of $4.094 and no expected dividends. At December 31, 2001, 120,000 options were outstanding, the range of exercise prices were between $4.094 – $4.375. The weighted average exercise price was $4.23 and the weighted average remaining contractual life was 9.08 years.

THE CRONOS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(US dollar amounts in thousands, except per share amounts)

f)  SFAS No. 123 Pro forma net income and net income per share

      If the Stock Options noted above had been accounted for under SFAS No. 123, the impact on the Group’s net income and net income per share would have been as follows:

	2001	2000	1999

Net income:
as reported	$3,170	$5,216	$1,914
pro forma	$2,909	$3,981	$1,914
Basic net income per share:
as reported	$0.40	$0.57	$0.21
pro forma	$0.35	$0.43	$0.21
Diluted net income per share:
as reported	$0.39	$0.57	$0.21
pro forma	$0.35	$0.43	$0.21

16  Restricted retained earnings

      On an annual basis, Luxembourg law requires appropriation of an amount equal to at least 5% of net income to a legal reserve until such reserve equals 10% of the stated capital related to the outstanding common and preferred shares. This reserve is not available for dividends. At December 31, 2001 and 2000, the legal reserve represented 10% of the stated capital and no appropriation to the reserve was required.

17  Related party transactions

      The Group had the following transactions with related parties during the years ended December 31, 2001, 2000 and 1999, respectively:

      In October 1999, the Group brought an action against Mr. Palatin in the Supreme Court of the State of New York, for payment of the remaining balances due under two promissory notes, both dated July 14, 1997 (the “Palatin Notes”), by and between a subsidiary of the Company, as payee, and Mr. Palatin, as payor. The original principal amount of the Palatin Notes was $9,600. Mr. Palatin made no payments under the Palatin Notes, which were due on October 31 and December 31, 1997, respectively. The amounts due under the Palatin Notes were reduced by $5,279 as a result of the sale, on or about June 21, 1999, of 1,463,636 common shares of the Company by certain of the Group’s lenders (the indebtedness of the Group to the lenders was reduced by a like amount). The shares had been acquired by the banks by pledge from the Group to secure, in part, indebtedness owed by the Group to the banks. As a result of the sale of the shares, Mr. Palatin owed the Group $6,227 in principal and $356 in interest under the Palatin Notes, at the time the Group filed its complaint in New York Supreme Court.

      Mr. Palatin did not respond to the Group’s lawsuit, and on February 8, 2000, the Supreme Court of the State of New York entered its default judgement against Mr. Palatin in the amount of $6,584. Since that time the Group pursued execution of the judgement against Mr. Palatin’s beneficial ownership of the common shares of the Company. According to filings made with the SEC by the shareholder of Klamath, Mr. Palatin was the beneficial owner of the 1,793,798 outstanding common shares of the Company owned of record by Klamath (the “Klamath Shares”). The Group pursued execution of the judgement it obtained against Mr. Palatin in the Superior Court of the Commonwealth of Massachusetts, Norfolk County, where its transfer agent is located, and in Geneva, Switzerland, where the individual the Group believes is the record owner of the outstanding shares of Klamath resides.

THE CRONOS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(US dollar amounts in thousands, except per share amounts)

      On May 8, 2001, in response to a motion the Group made in the Massachusetts Court, the Court entered its judgement against Mr. Palatin and Klamath affirming the default judgement of the New York State Supreme Court in the amount of $6,584, and ordering the Company’s transfer agent, to cancel the Klamath Shares, to issue a new stock certificate for 1,793,798 common shares in the name of the Company’s subsidiary, Cronos Equipment (Bermuda) Limited (“CEB”), and to transfer the Klamath Shares to CEB on the books and records of the transfer agent. The transfer agent promptly canceled the Klamath Shares and issued a new stock certificate for 1,793,798 common shares of the Company to CEB. The Court also ordered Mr. Palatin and Klamath to pay CEB’s fees and expenses, including attorneys’ fees, incurred in securing the final judgement. The Group reduced the amount owed by Mr. Palatin to CEB by $6,000 which is a valuation based on the estimated fair value of the shares received. Any future amounts received from the settlement will be recorded as income when received.