Form 10-Q
period 2002-03-31
CRONOS GROUP
filed 2002-05-09
CIK 919869

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2002

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

     The number of Common Shares outstanding as of May 9, 2002:

Class	Number of Shares Outstanding

Common	7,364,580

The Cronos Group

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

The Cronos Group

Condensed Consolidated Statements of Income
(US dollar amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

Gross lease revenue	$28,329	$31,479
Equipment trading revenue	384	—
Commissions, fees and other income:
- US Limited Partnerships	311	333
- unrelated parties	968	912
Gain on sale of investment:
- realized holding gain	—	301

Total revenues	29,992	33,025

Direct operating expenses	7,757	6,620
Payments to managed container owners:
- US Limited Partnerships	3,955	5,755
- Other managed container owners	8,826	10,263
Equipment trading expenses	367	—
Depreciation and amortization	3,849	4,056
Selling, general and administrative expenses	3,366	3,468
Interest expense	1,644	2,192

Total expenses	29,764	32,354

Income before income taxes	228	671
Income taxes	40	77

Net income	188	594
Other comprehensive income (loss):
- unrealized holding loss arising during the year on available for sale securities	—	(294)
- reclassification adjustment	—	(150)

Comprehensive income	$188	$150

Net income per common share (basic and diluted)	$0.03	$0.06

The accompanying notes are an integral part of these condensed consolidated financial statements.

The Cronos Group

Condensed Consolidated Balance Sheets
(US dollar amounts in thousands, except per share amounts)
(unaudited)

	March 31,	December 31,
	2002	2001

Assets
Cash and cash equivalents	$6,306	$4,914
Amounts due from lessees (net)	24,936	22,825
Amounts receivable from container owners	9,304	8,675
New container equipment for resale	1,461	1,463
Net investment in direct financing leases	7,736	7,306
Container equipment (net)	152,637	150,440
Other equipment (net)	338	375
Restricted cash	452	452
Goodwill	11,039	11,039
Other intangible assets	1,049	1,096
Other assets including prepayments	16,149	17,234

Total assets	$231,407	$225,819

Liabilities and shareholders’ equity
Amounts payable to container owners	$20,334	$16,889
Amounts payable to container manufacturers	10,690	12,888
Other amounts payable and accrued expenses	13,785	13,020
Debt and capital lease obligations	111,436	107,920
Current and deferred income taxes	6,985	6,912
Deferred income and unamortized acquisition fees	6,510	6,711

Total liabilities	169,740	164,340

Shareholders’ equity
Common shares	18,317	18,317
Additional paid-in capital	49,846	49,846
Common shares held in treasury (1,793,798 shares)	(6,000)	(6,000)
Accumulated deficit	(496)	(684)

Total shareholders’ equity	61,667	61,479

Total liabilities and shareholders’ equity	$231,407	$225,819

The accompanying notes are an integral part of these condensed consolidated financial statements.

The Cronos Group

Condensed Consolidated Statements of Cash Flows
(US dollar amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

Net cash provided by operating activities	$4,613	$4,072

Cash flows from investing activities
Purchase of container equipment	(5,531)	(7,039)
Purchase of property and other equipment	(13)	(17)
Investment in direct finance lease equipment	(747)	—
Proceeds from sales of container equipment	540	2,495
Proceeds from sale of investment	—	484

Net cash used in investing activities	(5,751)	(4,077)

Cash flows from financing activities
Proceeds from issuance of term debt	7,985	5,989
Repayments of term debt and capital lease obligations	(5,455)	(6,378)
Cash deposits (restricted)	—	87

Net cash provided by (used in) financing activities	2,530	(302)

Net increase (decrease) in cash and cash equivalents	1,392	(307)
Cash and cash equivalents at beginning of period	4,914	6,601

Cash and cash equivalents at end of period	$6,306	$6,294

Supplementary disclosure of cash flow information:
Cash paid during the period for:
- interest	$1,416	$2,183
- income taxes	73	220
Cash received during the period for:
- interest	13	55
- income taxes	106	—
Non-cash activities:
- container equipment acquired under capital lease	986	97
- other fixed assets acquired under capital lease	—	276

The accompanying notes are an integral part of these condensed consolidated financial statements.

The Cronos Group

Consolidated Statements of Shareholders’ Equity
(US dollar amounts in thousands, except per share amounts)
(Unaudited)

Three months ended March 31, 2002

		Additional	Common	Restricted		Total
	Common	paid-in	shares held	retained	Accumulated	shareholders'
	shares	capital	in treasury	earnings	deficit	equity

Balance, December 31, 2001	$18,317	$49,846	$(6,000)	$1,832	$(2,516)	$61,479
Net income	—	—	—	—	188	188

Balance, March 31, 2002	$18,317	$49,846	$(6,000)	$1,832	$(2,328)	$61,667

The accompanying notes are an integral part of these condensed consolidated financial statements.

The Cronos Group

Notes to the Condensed Consolidated Financial Statements
(US dollar amounts in thousands, except per share amounts)
(Unaudited)

1.	The condensed consolidated financial statements include the accounts of The Cronos Group and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

2.	Operating segment data

Condensed segment information is provided in the tables below:

		Other
		Managed
	US Limited	Container	Owned
	Partnerships	Owners	Containers	Total

Three months ended March 31, 2002

Gross lease revenue	$7,350	$12,696	$8,283	$28,329
Operating profit before indirect items	1,379	174	2,113	3,666
Operating profit (loss)	321	(1,026)	1,330	625
Segment assets at end of period	11,507	15,681	169,224	196,412

Three months ended March 31, 2001

Gross lease revenue	$9,222	$14,409	$7,848	$31,479
Operating profit before indirect items	1,733	1,573	713	4,019
Operating profit	532	340	28	900
Segment assets at end of period	13,644	16,536	148,862	179,042

Reconciliation of operating profit for reportable segments to income before income taxes:

	Three Months Ended
	March 31,

	2002	2001

Operating profit	$625	$900
Gain on sale of investment	—	301
Selling, general and administrative expenses	(350)	(417)
Amortization of intangible assets	(47)	(113)

Income before income taxes	$228	$671

The Cronos Group

Notes to the Condensed Consolidated Financial Statements

3.	Earnings per common share (US dollar amounts in thousands, except per share amounts)

The components of basic and diluted net income per share were as follows:

	Three Months Ended
	March 31,

	2002	2001

Net income available for common shareholders	$188	$594

Average outstanding shares of common stock	7,364,580	9,158,378
Dilutive effect of:
- Executive officer common share options	45	9,376
- Warrants	—	4,701
- 1999 stock option plan	—	—
- Non employee directors’ equity plan	45,257	7,816

Common stock and common stock equivalents	7,409,882	9,180,271

Basic and diluted net income per share	$0.03	$0.06

4. Amounts receivable from container owners

     Amounts receivable from container owners include amounts due from related parties of $5.0 million and $4.3 million at March 31, 2002 and December 31, 2001, respectively.

5. Investments in related parties

     Investments in related parties comprise general partnership and limited partnership investments in eight sponsored funds. These general and limited partnership investments are accounted for using the equity method. The subsidiary of the Company that acts as a general partner maintains insurance for bodily injury, death and property damage for which a partnership may be liable, and may be contingently liable for uninsured obligations of the partnerships.

     The investment in US Limited Partnerships was $nil at both March 31, 2002 and December 31, 2001.

     For several of the limited partnership investments, distributions have exceeded the sum of the investment in the partnership and the profit recognized under the equity method by a total of $0.9 million at both March 31, 2002 and December 31, 2001. For these partnerships, the net balance is included in amounts payable to container owners.

6. Container equipment

     Container equipment is net of accumulated depreciation of $83.8 million and $81.2 million at March 31, 2002 and December 31, 2001, respectively.

The Cronos Group

Notes to the Condensed Consolidated Financial Statements

7. Amounts payable to container owners

     Amounts payable to container owners include amounts payable to related parties of $9.1 million and $8.0 million at March 31, 2002 and December 31, 2001, respectively.

8. Debt and capital lease obligations

     Debt and capital lease obligations include amounts due within twelve months of $13.0 million and $12.8 million at March 31, 2002 and December 31, 2001, respectively.

9.	Commitments and contingencies (to be read in conjunction with Note 13 to the Company’s 2001 Consolidated Financial Statements)

i. Commitments

     At March 31, 2002, the Group had outstanding orders to purchase container equipment of $1.9 million.

ii. Guarantee to US Limited Partnership

     During 2000, the Group provided a guarantee under a $5 million third-party loan note (the “Note”), with a 2006 maturity date, to a US Limited Partnership. Under the terms of the guarantee, the Group may be liable for any principal and interest outstanding under the terms of the Note in the event of a default by the US Limited Partnership. At March 31, 2002, the balance outstanding under the Note was $3.4 million.

iii. Guarantee of third-party loan & rent support agreement

     During 1996 and 1997, the Group sold a total of $26.3 million of equipment, which was under a direct finance lease with a major shipping line, to a third-party. The third-party financed the acquisition of this equipment with a loan of $26.3 million, with a 2004 maturity date, to which the Group provided a first loss guarantee for 20% of the debt. The Group can collateralize up to 50% of the guarantee with a first security interest in additional equipment. At March 31, 2002, the balance outstanding under the loan was $8.1 million.

     In addition, under the terms of a rent support agreement, the Group is required to deposit an amount equal to the aggregate of all rental charges scheduled to be paid under the direct finance lease for the next twelve months or until the end of the lease, if sooner, upon the occurrence of a continuing event of default by the shipping line. Annual rental charges under the lease, with a 2004 scheduled maturity date, approximate $5.1 million.

iv. Guarantee under a purchase, assignment and agency agreement

     During 1996, the Group entered into a term lease with a lessee in the ordinary course of business. During 1997, the containers held under the lease were sold, and the lease was assigned, to a financial institution. As part of this contract, the Group continues to manage the containers held under the term lease, and invoices the lessee and collects monies on behalf of the financial institution. Rental under the lease is approximately $0.5 million per annum of which the Group remits $0.4 million to the financial institution as rent and just under $0.1 million to a retention account held as security by the institution. The remaining amount is retained by the Group as compensation for this service.

     Under the terms of the contract with the financial institution, if the lessee fails to make payments, other than in the event of being declared bankrupt, the Group has guaranteed that it will continue to make these payments to the financial institution. The guarantee and agreement with the financial institution will expire in October 2005.

The Cronos Group

9. Commitments and contingencies (continued)

v. Agreements with Other Managed Container Owners — early termination options

     Approximately 48% (based on original equipment cost) of the agreements (“the Agreements”) with Other Managed Container Owners contain early termination options, whereby the container owner may terminate the agreement if certain performance thresholds are not achieved. At March 31, 2002, approximately 36% of the Agreements were eligible for early termination. Cronos believes that early termination of these Agreements by the Other Managed Container Owners is unlikely.

vi. Agreements with Other Managed Container Owners — change of control provisions

     Approximately 52% (based on original equipment cost) of Agreements with Other Managed Container Owners provide that a change in ownership of the Group, without the prior consent of the container owner, may constitute an event of default under the Agreement. In substantially all of these Agreements, the consent of the container owners may not be unreasonably withheld. In the event that consent is not obtained, 30% of Agreements may require the Group to transfer possession of the equipment to another equipment manager. Such transfer of possession may result in the Group incurring certain costs. The remaining 22% of Agreements may require the Group to purchase the equipment from the container owners pursuant to the terms of their respective Agreements, generally a stipulated percentage (determined by age of the equipment) of the original cost of the equipment.

vii. Contingencies — Dispute with Contrin Holding S.A.

     Since 1983, the Group has managed containers for Austrian investment entities sponsored by companies owned or controlled by Contrin Holding S.A., a Luxembourg holding company, and for Contrin itself (collectively, “Contrin”).

     As described further below, the Group is in litigation with Contrin over funds that Contrin claims to have remitted to the Group for the purchase of containers. Contrin claims that in 1994 it transmitted $2.6 million to the Group for the purchase of containers. The Group did not receive these funds and believes that the funds were diverted to an account controlled by Stefan M. Palatin, a former chairman and chief executive officer of the Group, and that this was known or should have been known by Contrin.

     In December 1997, the Group recorded an accrual of $3.4 million relating to the alleged transfer of $2.6 million, the related interest, plus the estimated settlement costs of this and other claims by Contrin. On March 31, 2002, the balance of this accrual was $3.0 million.

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

The Cronos Group

9. Commitments and contingencies (continued)

vii. Contingencies — Dispute with Contrin Holding S.A. (continued)

     On August 2, 2001, CWC filed a separate claim against Cronos Containers N.V. (“CNV”), a wholly-owned Netherlands Antilles subsidiary of the Company, in the High Court of Justice, London, England. By its claim, Contrin asserts that CNV, wrongfully and in violation of the container management agreement between Contrin and CNV, failed to distribute to Contrin $0.5 million in distributions for the second through fourth calendar quarters of 1996. Contrin seeks recovery of this sum, plus interest.

     On December 31, 2001, CNV filed its defense to CWC’s claim, denying CWC’s claims and denying that CNV is liable to CWC in any amount. Concurrently with the filing of its defense to CWC’s claims, CNV filed a separate claim against the Palatins and Klamath Enterprises, S.A. (“Klamath”), seeking recovery of $0.5 million from the Palatins that CNV alleges was misappropriated from CNV by Mr. Palatin. On April 8, 2002, Klamath filed its application with the court seeking an order declaring that the court has no jurisdiction over Klamath or, in the alternative, that it should exercise its discretion not to assert jurisdiction over the Group’s claims against Klamath. The Group intends to oppose Klamath’s application. A hearing on Klamath’s application has been set for July 22, 2002.

     Since September 2001, the Group and Contrin have had discussions with a view to resolving all disputes between them. These discussions have yet to achieve any success. During the course of the discussions, Contrin has asserted, in addition to its claims advanced in the Luxembourg District Court and in the High Court of Justice in England, described above, a claim to $2.6 million, including interest, as its share of the proceeds from containers disposed of by CNV under the container management agreements between Contrin and CNV. CNV has rejected the claim as a misinterpretation of the container management agreements.

     Contrin has also asserted an interest in the containers managed by the Group for Transocean Equipment Manufacturing and Trading Limited (“TOEMT”) and in the distributions payable with respect to such containers, as discussed below.

     Management considers that prudent provision has been made in the financial statements for the Contrin matters noted above. There is a reasonable possibility that a material change could occur with respect to these commitments and contingencies within one year of the date of these financial statements. In such an event, management estimates that possible losses could exceed the amount accrued by $2.8 million.

viii. TOEMT

     TOEMT, which is currently in liquidation in the United Kingdom, has been separately registered by the same name in both the United Kingdom and in the Isle of Man. At March 31, 2002 the Group had $1.2 million in amounts payable to TOEMT on deposit in a bank account pending clarification of the proper claimants to the distributions payable with respect to the containers owned by TOEMT. The information currently available to the Group is insufficient to enable it to determine the nature or amount of the claims by the respective companies and their creditors to the distributions available with respect to the TOEMT containers.

     As stated above, Contrin, in its discussions with the Group over a global resolution of all disputes between the parties, has asserted a right to the distributions being held by the Group for TOEMT. Contrin has provided the Group with copies of default judgements Contrin secured in January and June 2001 from the Commercial Court of Vienna, Austria, against TOEMT in the UK, and TOEMT in the Isle of Man, for $0.1 million and $0.4 million, respectively. Until clarification is secured by court proceedings and/or through agreement with the creditors of TOEMT, the Group presently intends to continue to set aside the distributions due and payable by the Group on the containers it manages for TOEMT.

The Cronos Group

10. New accounting pronouncements

     On January 1, 2002, the Group adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

     SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The adoption of SFAS No. 142 did not have a significant impact on the financial position or results of operations of the Group. From January 1, 2002, there will be an annual reduction in goodwill amortization expense of $0.4 million.

     SFAS No. 144 supersedes SFAS No. 121, but retains its fundamental provisions relating to the recognition and measurement of the impairment of long-lived assets to be held and used, and the measure of long-lived assets to be disposed of by sale.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which is effective for all fiscal years beginning after June 15, 2002. This standard requires a company to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, and a corresponding increase in the carrying value of the related long-lived asset. The Group is currently evaluating the impact that SFAS No. 143 will have on its financial statements.

The Cronos Group

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

     General

     The Group generates revenues by leasing to ocean carriers marine containers that are owned either by the Group itself or by the Group’s managed container programs (“Managed Container Owners”), which are comprised of US Limited Partnerships and Other Managed Container Owners.

     The following table summarizes the composition of the Cronos fleet (based on original equipment cost) at March 31 for each of the periods indicated:

	2002	2001

US Limited Partnerships	30%	32%
Other Managed Container Owners	44%	45%
Owned Containers	26%	23%

Total	100%	100%

     All containers, whether owned or managed, are operated as part of a single fleet. The Group has discretion over which ocean carriers, container manufacturers and suppliers of goods and services it deals with. Since the Group’s management agreements with the Managed Container Owners meet the definition of leases in SFAS No. 13, they are accounted for in the Group’s financial statements as leases under which the container owners are lessors and the Group is lessee. For the quarter ended March 31, 2002, 79% of payments to Managed Container Owners represented agreements which generally provided that the amounts payable to container owners were based upon the rentals to ocean carriers after deducting direct operating expenses and a management fee. The remaining 21% of payments to Managed Container Owners represented agreements under which there were fixed payment terms.

     The following table summarizes the composition of the Cronos fleet (in thousands, based on twenty-foot equivalent units (“TEU”)), by equipment type, at March 31 for each of the periods indicated:

	2002	2001

Dry Cargo	364.4	372.9
Refrigerated	14.1	12.2
Tank	2.3	2.0
Dry Freight Specials:
CPCs	5.8	3.9
Rolltrailer	2.7	2.5
Other Dry Freight Specials	3.5	3.0

Total Fleet	392.8	396.5

     During 2001, demand for new container production declined in line with the global economic slowdown and a reduction in the level of capital available for new production. Accordingly, prices for new containers reached historic lows creating further downward pressure on per diem rates and container residual values. Since March 31, 2001, the combined per diem rate for the Cronos fleet of containers declined by approximately 14%.

The Cronos Group

     During the first quarter of 2002, the reduction in the level of funding for new container production contributed to a reduction in the level of off-hire container inventories for both leasing companies and shipping lines. In addition to this, the Group experienced an increase in demand for dry cargo containers which appears to be the result of a general improvement in the economic climate. The Group expects this improvement to continue into the second quarter. The Group will seek to exploit the improving demand by repositioning off-hire equipment to locations of greatest demand and by pursuing leasing opportunities through its global network of marketing resources. The combined utilization of the Cronos fleet increased from 73% at the beginning of the year to 75% by the end of the quarter. At April 30, 2002, utilization had increased to 77%.

     The following table summarizes the combined utilization of the Cronos fleet (based on approximate original equipment cost):

	2002	2001

Utilization at March 31	75%	72%

     Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

     Gross lease revenue of $28.3 million for the three months ended March 31, 2002, was $3.2 million, or 10%, lower than in the corresponding period of 2001. This was primarily due to the decline in per diem rental rates for dry containers reflecting the generally poor global economic climate.

     Equipment trading revenue of $0.4 million for the three months ended March 31, 2002, represented transactions undertaken in which the Group used its relationships with equipment manufacturers to assist third-parties to design and acquire their own equipment and arrange for delivery to designated locations. Equipment trading expenses represent equipment and related costs for this activity.

     Commissions, fees and other income for the three months ended March 31, 2002, of $1.3 million was almost unchanged when compared to the first quarter of 2001. Increases of $0.2 million in each of direct finance lease income and equipment consultancy services were offset by a decline in investment income of $0.2 million, lower licence fee income earned in connection with the patented CPC of $0.1 million, and a reduction in the amortization of managed container program acquisition fees.

     Direct operating expenses of $7.8 million in the first three months of 2002 were $1.1 million, or 17.2%, higher than in the corresponding period of 2001. The total cost of repositioning containers from low demand to higher demand locations was $0.9 million, compared to $0.4 million for the three months ended March 31, 2001, an increase of $0.5 million. Handling costs and commissions earned by agents increased by a total of $0.5 million due to the increase in container activity during the quarter. Storage costs were $0.1 million higher than in the same period of 2001.

     Payments to managed container owners of $12.8 million during the three months ended March 31, 2002, were $3.2 million, or 20.2%, lower when compared to the corresponding period in 2001. This decline was due to a reduction in net lease revenue resulting from lower per diem rates for dry cargo containers, increased direct operating expenses, and in the case of the US Limited Partnership segment, a smaller fleet size.

     Depreciation and amortization of $3.8 million during the three months ended March 31, 2002, was $0.2 million, or 5.1% lower when compared to the corresponding period in 2001. In addition to a reduction in non-container depreciation of $0.1 million, there was a $0.1 million decline in the amortization of intangible assets due to the adoption of SFAS No. 142.

     Selling, general and administrative expenses declined to $3.4 million in the first quarter of 2002 from $3.5 million in the corresponding period of 2001, a decrease of $0.1 million. This was primarily due to reductions of $0.1 million in each of manpower and information technology expenses, which were partially offset by an increase in professional services expenses.

The Cronos Group

     Interest expense of $1.6 million for the three months ended March 31, 2002, decreased by $0.5 million, or 25%, when compared to the corresponding period in 2001. The decline in interest expense attributable to the reduction in interest rates over the course of 2001 more than offset the increase in interest expense resulting from higher debt balances used to finance new equipment purchases.

     Income taxes for the first quarter of 2002 were less than $0.1 million and represented approximately 17.5% of income before income taxes. During the first quarter of 2001, the charge for income taxes was approximately 11.5% of income before income taxes.

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

     Payments to managed container owners of $16 million during the three months ended March 31, 2001, were $1.2 million, or 6.8%, lower when compared to the corresponding period in 2000. Net lease revenue declined for each of these segments due primarily to the current global economic climate. Payments to US Limited Partnerships of $5.8 million in the first quarter of 2001 were $0.4 million lower than in the same period of 2000. Payments to Other Managed Container Owners were $10.3 million during the three months ended March 31, 2001, a decrease of $0.7 million, or 6.5%, when compared to the same period of 2000.

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

The Cronos Group

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

     Cash Flow Statements for the quarters ended March 31, 2002 and 2001

     Cash from Operating Activities: Net cash provided by operating activities was $4.6 million and $4.1 million during the first quarters of 2002 and 2001, respectively. In 2002, the cash provided by operating activities represented earnings from operations together with receipts of lease and fee revenues. This was partly offset by operating cash payments for direct operating expenses, payments to managed container owners, selling, general and administrative expenses and interest expense. In addition, there was a reduction of $2.2 million in amounts payable to container manufacturers. The net cash generated in 2001 reflected a decrease in container equipment for resale, resulting from the sale of $8 million of container equipment to a new managed container owner program, and a decrease in amounts due from lessees. This was offset by a $10.7 million decrease in amounts payable to container manufacturers.

     Cash from Investing Activities: Net cash used in investing activities was $5.8 million in the first quarter of 2002, reflecting the acquisition of $5.5 million of container equipment and an investment of $0.7 million in direct finance lease equipment. This was partly offset with proceeds of $0.5 million from the sale of container equipment. Net cash used in investing activities was $4.1 million in the first quarter of 2001. The acquisition of $7.0 million of container equipment was partly offset by proceeds of $2.5 million from the sale of container equipment and proceeds from the sale of investments of $0.5 million.

     Cash from Financing Activities: Net cash provided by financing activities was $2.5 million during the first quarter of 2002. Proceeds from the issuance of new term debt of $8 million was partly offset by $5.5 million of debt and capital lease obligations repaid by the Group. In the first quarter of 2001, net cash used in financing activities was $0.3 million. Proceeds from the issuance of new term debt was offset by debt and capital lease obligations repaid by the Group.

Capital Resources

     The Group purchases new containers for its own account and for resale to its Other Managed Container Owners and other parties. At March 31, 2002, the Group owed container manufacturers $10.7 million for equipment, of which $9.3 million is scheduled to be funded in the second quarter of 2002, utilizing available container funding facilities. For the remaining $1.4 million of equipment, the Group has entered into agreements with third-parties for the sale of the equipment. The container manufacturer is scheduled to be paid once the Group is in receipt of the sales proceeds from the third-party.

     In addition, the Group had outstanding orders to purchase container equipment at March 31, 2002 of $1.9 million. These orders relate to containers to be financed by the Group using available container funding facilities.

The Cronos Group

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

     Interest rate risk: Outstanding borrowings are subject to interest rate risk. Approximately 82% of total borrowings had floating interest rates at March 31, 2002. The Group conducted an analysis of borrowings with variable interest rates to determine their sensitivity to interest rate changes. In this analysis, the same change was applied to the current balance outstanding, leaving all other factors constant. It was found that if a 10% increase were applied to variable interest rates, the expected effect would be to reduce annual cash flows by $0.4 million.

     Exchange rate risk: Substantially all of the Group’s revenues are billed and paid in US dollars and a significant portion of costs are billed and paid in US dollars. Of the remaining costs, the majority are individually small, unpredictable and incurred in various denominations and thus are not suitable for cost effective hedging. By reference to the first three months of 2002, it is estimated that for every 10% incremental decline in the value of the US dollar against various foreign currencies, the effect would be to reduce annual cash flows by $1.1 million in any given year.

     As exchange rates are outside of the control of the Group, there can be no assurance that such fluctuations will not adversely effect its results of operations and financial condition.

The Cronos Group

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

     Dispute with the Contrin Group

     The Group manages containers for investment entities sponsored by or affiliated with Contrin. Approximately 1% (measured by TEUs) of the Group’s fleet of containers is owned by Contrin. The Group is in litigation with Contrin over funds that Contrin claims to have remitted to Cronos for the purchase of additional containers. Contrin claims that in 1994 it transmitted $2.6 million to Cronos for the purchase of containers. The Group did not receive these funds and believes that the funds were diverted to an account controlled by Mr. Palatin, and that this was known or should have been known by Contrin.

     On August 8, 2000, Contrin, through its affiliate, CWC, filed an action in the Luxembourg District Court against the Company, seeking recovery of $2.6 million, together with interest and costs. On January 10, 2001, the Company responded to CWC’s complaint, (i) requesting that the District Court dismiss the proceeding for lack of jurisdiction over the dispute, and (ii) denying Contrin’s claims on the merits. Since January 10, 2001, each party has supplemented their pleadings to respond to assertions made by the other party. The Company anticipates that a final hearing will be held by the Court during 2002.

     To preserve its rights of indemnity in the face of Contrin’s claims, the Group, on June 1, 2000, filed a protective claim in the High Court of Justice, London, England, against Mr. Palatin and his wife. By its claim, the Group seeks to establish that the Palatins are liable to the Group for any liability which the Group may have to Contrin arising out of the 1994 transfers. On March 29, 2001, the Group secured a “freezing injunction” from the High Court of Justice in aid of its claim against the Palatins. By the injunction, the Palatins are prohibited from selling, charging, or otherwise disposing of their interest in an estate the Group believes is beneficially owned by the Palatins in Amersham, England. The injunction also extends to Klamath, a Panamanian company and the record owner of the estate. The Palatins have contested the jurisdiction of the High Court of Justice over them, and have filed an affidavit with the Court asserting that the estate is owned by Pontino S.A., a Panamanian company, in which they disclaim any interest. The Group believes that the High Court of Justice has jurisdiction to hear its claim against the Palatins and that their disclaimer of any beneficial interest in the Amersham estate is not credible. After agreeing in the summer of 2001 to a temporary stay of the action in anticipation of a ruling on the Company’s motion to dismiss, pending in Luxembourg in the CWC action described above, the Group notified the Palatins’ counsel, on December 14, 2001, that it was electing to lift the stay and to resume prosecution of the action against the Palatins. The Palatins have renewed their application to the Court contesting jurisdiction of the Court over them or, in the alternative, have requested a stay of any further prosecution of the action pending resolution of a criminal proceeding pending in Vienna, Austria, against Mr. Palatin. A hearing on the Palatins’ motion is scheduled to be heard on July 22, 2002.

     On April 8, 2002, Klamath filed its application with the court seeking an order declaring that the court has no jurisdiction over Klamath or, in the alternative, that it should exercise its discretion not to assert jurisdiction over the Group’s claims against Klamath. The Group intends to oppose Klamath’s application. A hearing on Klamath’s application has been set for July 22, 2002, for hearing at the same time as the Palatins’ jurisdictional challenge.

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

The Cronos Group

     On August 2, 2001, CWC filed a separate claim against CNV in the High Court of Justice, London, England. By its claim, CWC asserts that CNV, wrongfully and in violation of the container management agreement between CWC and CNV, failed to distribute to CWC $0.5 million in distributions for the second through fourth calendar quarters of 1996. CWC seeks recovery of this sum, plus interest.

     On December 31, 2001, CNV filed its defense to CWC’s claim, denying CWC’s claims and denying that CNV is liable to CWC in any amount. Concurrently with the filing of its defense to CWC’s claims, CNV filed a separate claim against the Palatins and Klamath, seeking recovery of $0.5 million from the Palatins that CNV alleges was misappropriated from CNV by Mr. Palatin. Mr. Palatin has yet to respond to CNV’s claim. On April 8, 2002, Klamath filed its application with the court seeking an order declaring that the court has no jurisdiction over Klamath or, in the alternative, that it should exercise its discretion not to assert jurisdiction over the Group’s claims against Klamath. The Group intends to oppose Klamath’s application.

Collection of Palatin Notes

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

     As of May 8, 2001, the amount owed by Mr. Palatin to CEB under the New York judgement totaled $7.3 million, representing the amount of the judgement ($6.6 million) plus interest thereon at 9% per annum. The Group reduced the amount owed by Mr. Palatin to CEB under the judgement to $6 million as a result of the cancelation of the Klamath Shares, leaving a balance due under the judgement of $1.3 million as of May 8, 2001.

     On November 23, 2001, CEB filed its claim against Mr. Palatin in the High Court of Justice, London, England, for the purpose of collecting the remaining balance due to CEB under the New York judgement. CEB will seek to enforce the claim against the estate that the Group believes is beneficially owned by Mr. Palatin in Amersham, England. Mr. Palatin has not yet responded to the claim.

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

THE CRONOS GROUP

SIGNATURE		TITLE	DATE

By	/s/ PETER J YOUNGER Peter J Younger	Director, Chief Operating Officer, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)	May 9, 2002