Form 10-Q
period 2002-06-30
CRONOS GROUP
filed 2002-08-13
CIK 919869

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2002
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

     The number of Common Shares outstanding as of Aug 9, 2002:

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

The Cronos Group

Condensed Consolidated Statements of Income
(US dollar amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Gross lease revenue	$27,925	$30,087	$56,254	$61,566
Equipment trading revenue	197	—	581	—
Commissions, fees and other income:
- US Limited Partnerships	309	333	620	666
- unrelated parties	977	1,375	1,945	2,287
Realized holding gain on sale of investment	—	—	—	301

Total revenues	29,408	31,795	59,400	64,820

Direct operating expenses	7,217	7,930	14,974	14,550
Payments to managed container owners:
- US Limited Partnerships	4,079	4,747	8,034	10,502
- Other managed container owners	8,781	9,475	17,607	19,738
Equipment trading expenses	151	—	518	—
Depreciation and amortization	3,889	4,022	7,738	8,078
Selling, general and administrative expenses	3,404	3,366	6,770	6,834
Interest expense	1,659	2,202	3,303	4,394
Income from recovery of related party loans	—	(6,000)	—	(6,000)
Impairment losses	—	4,000	—	4,000

Total expenses	29,180	29,742	58,944	62,096

Income before income taxes	228	2,053	456	2,724
Income taxes (benefit) provision	(2,365)	45	(2,325)	122

Net income	2,593	2,008	2,781	2,602
Other comprehensive income:
- unrealised holding loss arising during the period on available for sale securities	—	—	—	(294)
- reclassification adjustment	—	—	—	(150)

Comprehensive income	2,593	2,008	2,781	2,158

Basic and diluted net income per common share	$0.35	$0.25	$0.38	$0.30

The accompanying notes are an integral part of these condensed consolidated financial statements.

The Cronos Group

Condensed Consolidated Balance Sheets
(US dollar amounts in thousands, except per share amounts)
(unaudited)

	June 30,	December 31,
	2002	2001

Assets
Cash and cash equivalents	$5,025	$4,914
Amounts due from lessees (net)	24,819	22,825
Amounts receivable from container owners	8,137	8,675
New container equipment for resale	7,055	1,463
Net investment in direct financing leases	7,729	7,306
Container equipment (net)	151,242	150,440
Other equipment (net)	493	375
Restricted cash	493	452
Goodwill	11,039	11,039
Other intangible assets	1,002	1,096
Other assets including prepayments	17,370	17,234

Total assets	$234,404	$225,819

Liabilities and shareholders’ equity
Amounts payable to container owners	$19,462	$16,889
Amounts payable to container manufacturers	11,252	12,888
Other amounts payable and accrued expenses	12,305	13,020
Debt and capital lease obligations	116,641	107,920
Current and deferred income taxes	4,488	6,912
Deferred income and unamortized acquisition fees	5,996	6,711

Total liabilities	170,144	164,340

Shareholders’ equity
Common shares	14,729	18,317
Additional paid-in capital	47,434	49,846
Common shares held in treasury (1,793,798 shares)	—	(6,000)
Restricted retained earnings	1,832	1,832
Retained earnings (accumulated deficit)	265	(2,516)

Total shareholders’ equity	64,260	61,479

Total liabilities and shareholders’ equity	$234,404	$225,819

The accompanying notes are an integral part of these condensed consolidated financial statements.

The Cronos Group

Condensed Consolidated Statements of Cash Flows
(US dollar amounts in thousands, except per share amounts)
(Unaudited)

	Six Months Ended
	June 30,

	2002	2001

Net cash provided by operating activities	$1,294	$13,175

Cash flows from investing activities
Purchase of container equipment	(5,919)	(16,828)
Purchase of property and other equipment	(205)	—
Investment in direct financing lease equipment	(1,028)	—
Proceeds from sales of container and other equipment	1,335	3,326
Proceeds from sale of investment	—	484

Net cash used in investing activities	(5,817)	(13,018)

Cash flows from financing activities
Proceeds from issuance of term debt	15,407	9,039
Repayments of term debt and capital lease obligations	(10,732)	(11,502)
Cash deposits (restricted)	(41)	79

Net cash provided by (used in) financing activities	4,634	(2,384)

Net increase (decrease) in cash and cash equivalents	111	(2,227)
Cash and cash equivalents at beginning of period	4,914	6,601

Cash and cash equivalents at end of period	$5,025	$4,374

Supplementary disclosure of cash flow information:
Cash paid during the period for:
- interest	$2,789	$4,611
- income taxes	208	220
Cash received during the period for:
- interest	27	341
- income taxes	107	19
Non-cash activities:
- container equipment acquired under capital lease	3,930	2,002
- direct financing lease equipment acquired under capital lease	116	—
- other fixed assets acquired under capital lease	—	276
- recovery of related party loans	—	6,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

The Cronos Group

Condensed Consolidated Statements of Shareholders’ Equity
(US dollar amounts in thousands, except per share amounts)
(Unaudited)

Six Months Ended June 30, 2002

					Retained
		Additional	Common	Restricted	earnings	Total
	Common	paid-in	shares held	retained	(accumulated	shareholders’
	shares	capital	in treasury	earnings	deficit)	equity

Balance, December 31, 2001	$18,317	$49,846	$(6,000)	$1,832	$(2,516)	$61,479
Net income					2,781	2,781
Retirement and cancellation of treasury shares	(3,588)	(2,412)	6,000			—

Balance, June 30, 2002	$14,729	$47,434	$—	$1,832	$265	$64,260

The accompanying notes are an integral part of these condensed consolidated financial statements.

The Cronos Group

Notes to the Condensed Consolidated Financial Statements
(US dollar amounts in thousands, except per share amounts)
(Unaudited)

1.	The condensed consolidated financial statements include the accounts of The Cronos Group and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

2.	Operating segment data

     Condensed segment information is provided in the tables below:

		Other
		Managed
	US Limited	Container	Owned
	Partnerships	Owners	Containers	Total

Three months ended June 30, 2002
Gross lease revenue	$7,002	$12,502	$8,421	$27,925
Operating profit before indirect items	1,034	155	2,500	3,689
Operating profit (loss)	28	(1,002)	1,721	747
Segment assets at end of period	10,217	15,599	173,659	199,475
Three months ended June 30, 2001
Gross lease revenue	$8,494	$13,735	$7,858	$30,087
Operating profit (loss) before indirect items	1,651	589	(2,572)	(332)
Operating profit (loss)	478	(633)	(3,272)	(3,427)
Segment assets at end of period	11,347	16,411	153,428	181,186
Six months ended June 30, 2002
Gross lease revenue	$14,352	$25,198	$16,704	$56,254
Operating profit before indirect items	2,413	329	4,613	7,355
Operating profit (loss)	349	(2,028)	3,051	1,372
Segment assets at end of period	10,217	15,599	173,659	199,475
Six months ended June 30, 2001
Gross lease revenue	$17,716	$28,144	$15,706	$61,566
Operating profit (loss) before indirect items	3,384	2,162	(1,859)	3,687
Operating profit (loss)	1,010	(293)	(3,244)	(2,527)
Segment assets at end of period	11,347	16,411	153,428	181,186

Reconciliation of operating profit (loss) for reportable segments to income before income taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Operating profit (loss)	$747	$(3,427)	$1,372	$(2,527)
Gain on sale of investment	—	—	—	301
Selling, general and administrative expenses	(472)	(380)	(822)	(797)
Amortization of intangible assets	(47)	(140)	(94)	(253)
Recovery of related party loans	—	6,000	—	6,000

Income before income taxes	$228	$2,053	$456	$2,724

The Cronos Group

Notes to the Condensed Consolidated Financial Statements

3.	Earnings per common share (US dollar amounts in thousands, except per share amounts)

The components of basic and diluted net income per share were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net income available for common shareholders	$2,593	$2,008	$2,781	$2,602

Average outstanding shares of common stock	7,364,580	7,962,513	7,364,580	8,560,445
Dilutive effect of:
- Executive officer common share options	—	29,343	22	19,360
- Warrants	—	18,119	—	11,410
- Non employee directors’ equity plan	51,804	16,374	48,531	12,096

Common stock and common stock equivalents	7,416,384	8,026,349	7,413,133	8,603,311

Basic and diluted net income per share	$0.35	$0.25	$0.38	$0.30

4.	Income taxes

     During the second quarter of 2002, the Group agreed to a settlement with a foreign taxation authority. This followed a review that focused primarily on the transfer prices under the terms of the principal trading agreements between Cronos Group companies prior to 31 December, 1998. The Group had previously recorded a charge of $2.9 million in this regard. As a result of the settlement, the Group reversed $2.5 million of the tax liability in the second quarter.

5.	Amounts receivable from container owners

     Amounts receivable from container owners include amounts due from related parties of $3.9 million and $4.3 million at June 30, 2002 and December 31, 2001, respectively.

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

     The investment in US Limited Partnerships was $nil at both June 30, 2002 and December 31, 2001.

     Distributions for the limited partnership investments have exceeded the sum of the investment in the partnerships and the profit recognized under the equity method by a total of $1.3 million and $0.9 million at June 30, 2002 and December 31, 2001, respectively. For these partnerships, the net balance is included in amounts payable to container owners.

7.	Container equipment

     Container equipment is net of accumulated depreciation of $86.5 million and $81.2 million at June 30, 2002 and December 31, 2001, respectively.

The Cronos Group

Notes to the Condensed Consolidated Financial Statements

8.	Amounts payable to container owners

     Amounts payable to container owners include amounts payable to related parties of $8.7 million and $8.0 million at June 30, 2002 and December 31, 2001, respectively.

9.	Debt and capital lease obligations

     Debt and capital lease obligations include amounts due within twelve months of $15.5 million and $12.8 million at June 30, 2002 and December 31, 2001, respectively.

10.	Commitments and contingencies (to be read in conjunction with Note 13 to the Company’s 2001 Consolidated Financial Statements on Form 10-K)

i.	Commitments

     At June 30, 2002, the Group had outstanding orders to purchase container equipment of $1.9 million.

ii.	Guarantee to US Limited Partnership

     During 2000, the Group provided a guarantee under a $5 million third-party loan note (the “Note”), with a 2006 maturity date, to a US Limited Partnership. Under the terms of the guarantee, the Group may be liable for any principal and interest outstanding under the terms of the Note in the event of a default by the US Limited Partnership. At June 30, 2002, the balance outstanding under the Note was $3.4 million.

iii.	Guarantee of third-party loan & rent support agreement

     During 1996 and 1997, the Group sold equipment, which was under a direct finance lease with a major shipping line, to a third-party for $26.3 million. The third-party financed the acquisition of this equipment with a loan of $26.3 million, with a 2004 maturity date, to which the Group provided a first loss guarantee for 20% of the debt. The Group can collateralize up to 50% of the guarantee with a first security interest in additional equipment. At June 30, 2002, the balance outstanding under the loan was $7 million.

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

v.	Agreements with Other Managed Container Owners — early termination options

     Approximately 48% (based on original equipment cost) of the agreements with Other Managed Container Owners (“Agreements”) contain early termination options, whereby the container owner may terminate the Agreements if certain performance thresholds are not achieved. At June 30, 2002, approximately 36% of the Agreements were eligible for early termination. Cronos believes that early termination of these Agreements by the Other Managed Container Owners is unlikely.

The Cronos Group

Notes to the Condensed Consolidated Financial Statements

10.	Commitments and contingencies (continued)

vi.	Agreements with Other Managed Container Owners — change of control provisions

     Approximately 52% (based on original equipment cost) of Agreements with Other Managed Container Owners provide that a change in ownership of the Group, without the prior consent of the container owner, may constitute an event of default under the Agreements. In substantially all of these Agreements, the consent of the container owners may not be unreasonably withheld. In the event that consent is not obtained, 30% of Agreements may require the Group to transfer possession of the equipment to another equipment manager. Such transfer of possession may result in the Group incurring certain costs. The remaining 22% of Agreements may require the Group to purchase the equipment from the container owners pursuant to the terms of their respective Agreements, generally a stipulated percentage (determined by age of the equipment) of the original cost of the equipment.

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

     In December 1997, the Group recorded a charge of $3.4 million relating to the alleged transfer of $2.6 million, the related interest, plus the estimated settlement costs of this and other claims by Contrin. On June 30, 2002, the balance of this accrual was $3.0 million.

     On August 8, 2000, Contrin, through an affiliate, Contrin Worldwide Container Leasing GmbH (“CWC”), filed an action in the Luxembourg District Court against the Company, seeking recovery of $2.6 million, together with interest and costs. On January 10, 2001, the Company responded to Contrin’s complaint, requesting that the District Court dismiss the proceeding for lack of jurisdiction over the dispute, and denying Contrin’s claims on the merits. Since January 10, 2001, each party has supplemented its pleadings to respond to assertions made by the other party. The Company anticipates that a final hearing will be held by the Court in 2003.

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

     On December 31, 2001, CNV filed its defense to CWC’s claim, denying CWC’s claims and denying that CNV is liable to CWC in any amount. Concurrently with the filing of its defense to CWC’s claims, CNV filed a separate claim against the Palatins and Klamath Enterprises, S.A. (“Klamath”), seeking recovery of $0.5 million from the Palatins that CNV alleges was misappropriated from CNV by Mr. Palatin. On April 8, 2002, Klamath filed its application with the court seeking an order declaring that the court has no jurisdiction over Klamath or, in the alternative, that it should exercise its discretion not to assert jurisdiction over the Group’s claims against Klamath. CNV has opposed Klamath’s application; no hearing on the application has yet been set. The Palatins were recently served with CNV’s separate claim against them, and have yet to respond to CNV’s claims.

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

     Management considers that prudent provision has been made in the financial statements for the Contrin matters noted above. There is a reasonable possibility that a material change could occur with respect to these commitments and contingencies within one year of the date of these financial statements. In such an event, management estimates that possible losses could exceed the amount accrued by $3.0 million.

viii.	TOEMT

     TOEMT, which is currently in liquidation in the United Kingdom, has been separately registered by the same name in both the United Kingdom and in the Isle of Man. At June 30, 2002, the Group had $1.2 million in amounts payable to TOEMT on deposit in a bank account pending clarification of the proper claimants to the distributions payable with respect to the containers owned by TOEMT. The information currently available to the Group is insufficient to enable it to determine the nature or amount of the claims by the respective companies and their creditors to the distributions available with respect to the TOEMT containers.

     As stated above, Contrin, in its discussions with the Group over a global resolution of all disputes between the parties, has asserted a right to the distributions being held by the Group for TOEMT. Contrin has provided the Group with copies of default judgements Contrin secured in January and June 2001 from the Commercial Court of Vienna, Austria, against TOEMT (UK) and TOEMT (Isle of Man), for $0.1 million and $0.4 million, respectively. Contrin has also demanded an accounting of the Group's management of the TOEMT containers since November 1991. Until clarification is secured by court proceedings and/or through agreement with the creditors of TOEMT, the Group intends to continue to set aside the distributions due and payable by the Group on the containers it manages for TOEMT.

11.	Issued and Authorised Share Capital

     In June 2002, the Company retired and canceled 1,793,798 shares held in the Company by Cronos Equipment (Bermuda) Limited (“CEB”), a subsidiary of the Company. In May 2001, Cronos was awarded the outstanding common shares in the Company that were beneficially owned by a former Chairman and Chief Executive Officer of the Company in partial consideration for amounts owed under two promissory notes (see Item I of PART II — Legal Proceedings). Such shares had been recorded as common shares held in treasury.

The Cronos Group

Notes to the Condensed Consolidated Financial Statements

12.	New accounting pronouncements (US dollar amounts in thousands, except per share amounts)

     On January 1, 2002, the Group adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

     SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The impact of the adoption of SFAS No. 142 on the results of operations of the Group may be presented as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net income:
Reported net income	$2,593	$2,008	$2,781	$2,602
Add back Goodwill amortization	—	93	—	159

Adjusted net income	$2,593	$2,101	$2,781	$2,761

Earnings per share:
Reported basic and diluted net income per share	$0.35	$0.25	$0.38	$0.30
Add back Goodwill amortization	—	$0.01	—	$0.02

Adjusted basic and diluted net income per share	$0.35	$0.26	$0.38	$0.32

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

     In June 2002, the Financial Accounting Standards Board issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Group will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

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

     The following table summarizes the composition of the Cronos fleet (based on original equipment cost) at June 30 for each of the periods indicated:

	2002	2001

US Limited Partnerships	28%	32%
Other Managed Container Owners	45%	44%
Owned Containers	27%	24%

Total	100%	100%

     All containers, whether owned or managed, are operated as part of a single fleet. The Group has discretion over which ocean carriers, container manufacturers and suppliers of goods and services it deals with. Since the Group’s management agreements with the Managed Container Owners meet the definition of leases in SFAS No. 13, they are accounted for in the Group’s financial statements as leases under which the container owners are lessors and the Group is lessee. For the six months ended June 30, 2002, 79% of payments to Managed Container Owners represented agreements which generally provided that the amounts payable to container owners were based upon the rentals to ocean carriers after deducting direct operating expenses and a management fee. The remaining 21% of payments to Managed Container Owners represented agreements under which the container owner is entitled to a fixed payment for a specified term. Minimum lease payments on the agreements, which have fixed payment terms are presented in Note 11 to the Group’s 2001 Consolidated Financial Statements.

     The following table summarizes the composition of the Cronos fleet (in thousands, based on twenty-foot equivalent units (“TEU”)), by equipment type, at June 30 for each of the periods indicated:

	2002	2001

Dry Cargo	365.4	370.2
Refrigerated	13.8	13.1
Tank	2.3	2.0
Dry Freight Specials:
Cellular Palletwide Containers (“CPCs”)	6.5	4.5
Rolltrailer	2.7	2.5
Other Dry Freight Specials	3.6	3.0

Total Fleet	394.3	395.3

     During 2001, the slowdown in the global economy caused a significant downturn in demand for dry cargo containers. Corporate failures and a cautious business climate resulted in lower levels of capital available for equipment purchases. Prices for new containers reached historic lows as demand declined for new production resulting in further downward pressure on per diem rates and container residual values. Since June 30, 2001, the combined per diem rate for the Cronos fleet of dry cargo containers declined by approximately 16%.

The Cronos Group

     In the first half of 2002, the relatively low levels of new container production together with an improving business climate have resulted in increased demand for existing dry cargo and specialized container equipment. The Group has sought to exploit the improving demand by repositioning off-hire equipment to locations of greatest demand and by pursuing leasing opportunities through its global network of marketing resources. As a result, utilisation for the Cronos fleet of dry cargo containers increased to 80% by the end of June compared to 73% at the beginning of the year. Per diem rates for dry cargo containers, although lower than in the first quarter of 2002, remained level during the second quarter.

     Container manufacturers have begun to report increased demand and equipment prices have increased in response to this demand. Industry sources forecast that 2002 new container production will exceed the relatively low level of 2001 production by approximately 14%.

     Cronos operates a diversified fleet of containers, including refrigerated containers, tanks, CPCs and rolltrailers. Specialized containers account for over 50% of the Cronos owned fleet (based on original equipment cost). Due to their specialized nature, demand for these containers is less likely to be affected by global economic downturns. During the second quarter of 2002, Cronos has experienced strong demand for all specialized containers.

     The following table summarizes the combined utilization of the Cronos fleet (based on approximate original equipment cost):

	2002	2001

Utilization at June 30	81%	71%

     The Group reviews its owned container equipment when changes in circumstances require consideration as to whether the carrying value of the equipment has become impaired, pursuant to guidance established in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Management considers assets to be impaired if the carrying value of the asset exceeds the future projected cash flows from related operations (undiscounted and without interest charges). When impairment is deemed to exist, the assets are written down to fair value or projected discounted cash flows from related operations. The Group periodically evaluates future cash flows and potential impairment of its fleet by container type rather than for each individual container. Therefore, future losses could result for individual container dispositions due to various factors including age, condition, suitability for continued leasing, as well as geographic location of the containers where disposed. In addition, subjective management judgement is required in estimating future cash flows from container operations. Accordingly, the estimates may not be indicative of the amounts that may be realized in future periods.

     Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

     Gross lease revenue of $27.9 million for the three months ended June 30, 2002, was $2.2 million, or 7%, lower than in the corresponding period of 2001. Dry cargo containers accounted for $1.8 million of the total decline as the increase in utilization reported during 2002 was more than offset by the reduction in per diem rates. However, some of the underlying trends are positive when compared to 2001. For example, leasing incentives, which are offered to lessees as an inducement to lease equipment and are a strong indicator of demand in the marketplace, were $0.6 million lower than in the second quarter of 2001. In addition, drop-off charges, which are earned when a container is returned by a lessee, were $0.4 million lower when compared to the same period in 2001.

     Equipment trading revenue of $0.2 million for the three months ended June 30, 2002, represented transactions undertaken in which the Group used its relationships with equipment manufacturers to assist third-parties to design and acquire their own equipment and arrange for delivery to designated locations. Equipment trading expenses represent equipment and related costs for this activity.

The Cronos Group

     Commissions, fees and other income for the three months ended June 30, 2002, of $1.3 million were $0.4 million, or 25%, lower than in the second quarter of 2001. An increase of $0.2 million in direct finance lease income was more than offset by a $0.3 million decline in CPC license fee income, and a total reduction of $0.3 million in acquisition and other fee income.

     Direct operating expenses of $7.2 million for the three months ended June 30, 2002 were $0.7 million, or 9%, lower than in the second quarter of 2001. Storage costs declined by $0.9 million reflecting the increased demand for dry cargo containers when compared to the corresponding period in 2001. A $0.6 million increase in repositioning expense was primarily due to the cost of moving off-hire dry cargo containers from the East Coast of the United States to Korea. A $0.4 million reduction in legal expenses and provisions for doubtful accounts was primarily due to a slight improvement in the credit profile of a number of lessees.

     Payments to managed container owners of $12.9 million during the three months ended June 30, 2002, were $1.4 million, or 10%, lower when compared to the corresponding period in 2001. This decline was due to a reduction in net lease revenue for each of these segments resulting mainly from lower per diem rates for dry cargo containers and, in the case of the US Limited Partnership segment, a smaller fleet size, reflecting the sale of older equipment.

     Depreciation and amortization of $3.9 million during the three months ended June 30, 2002, was $0.1 million lower when compared to the second quarter of 2001. A $0.2 million increase in container depreciation was more than offset by a $0.2 million reduction in depreciation for leasehold and computer assets together with a $0.1 million reduction in the amortization of intangible assets due to the adoption of SFAS No. 142.

     Selling, general and administrative expenses of $3.4 million in the second quarter of 2002 were almost unchanged when compared to the corresponding period of 2001. A $0.1 million increase in professional service expenses was offset by a $0.1 million decrease in information technology costs.

     Interest expense of $1.7 million for the three months ended June 30, 2002, declined by $0.5 million, or 25%, when compared to the corresponding period in 2001. The decline in interest expense attributable to the reduction in interest rates over the course of 2001 more than offset the increase in interest expense resulting from higher debt balances used to finance new equipment purchases.

     Income taxes: During the second quarter of 2002, the Group agreed to a settlement with a foreign taxation authority. This followed a review that focused primarily on the transfer prices under the terms of the principal trading agreements between Cronos Group companies prior to 31 December, 1998. The Group had previously recorded a charge of $2.9 million in this regard. As a result of the settlement, the Group reversed $2.5 million of the tax liability in the second quarter of 2002 and recorded a tax benefit of the same amount. This benefit was partly offset by $0.1 million of income tax charges.

     Income from recovery of related party loans for the three months ended June 30, 2001, represented the partial recovery of interest and principal receivable under two promissory notes between the Group and Mr. Palatin. The Group had previously made a provision against some of the amounts owed under the promissory notes in December 1997. In May 2001, Cronos was awarded 1.8 million outstanding common shares in the Company that were beneficially owned by Mr. Palatin in partial consideration for amounts owed under the promissory notes. These shares were recorded as common shares in treasury. The valuation of $6 million was based on the estimated fair value of the shares received.

     Impairment charges of $4 million for the second quarter of 2001, were recorded against certain refrigerated containers and against loan notes receivable from a third-party container owner.

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

The Cronos Group

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

     Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

     Gross lease revenue of $56.3 million for the six months ended June 30, 2002, was $5.3 million, or 9%, lower than in the corresponding period of 2001. Gross lease revenue for dry cargo containers was $5.1 million lower than in 2001 as the reduction in per diem rates more than offset the increase in utilization reported during 2002.

     Equipment trading revenue of $0.6 million for the six months ended June 30, 2002, represented transactions undertaken in which the Group used its relationships with equipment manufacturers to assist third-parties to design and acquire their own equipment and arrange for delivery to designated locations. Equipment trading expenses represent equipment and related costs for this activity.

     Commissions, fees and other income for the six months ended June 30, 2002, of $2.6 million were $0.4 million, or 13%, lower when compared to the first six months of 2001. Reductions of $0.4 million in CPC license fee income, $0.3 million in the profit recorded on the sale of fixed assets and $0.2 million in acquisition fees were partly offset by a $0.5 million increase in direct finance lease income.

     Gain on sale of investment of $0.3 million in the first six months of 2001 represented the sale of shares that had been held in escrow as security for a 1994 tax indemnification agreement. This agreement expired on December 31, 2000, and the shares were released in the first quarter of 2001.

     Direct operating expenses of $15 million in the first six months of 2002 were $0.4 million, or 3%, higher than in the corresponding period of 2001. Reduced storage costs of $0.8 million and increased handling and other activity-related costs of $0.5 million reflected the increased quantity of on-hire containers in 2002 when compared to the same period in 2001. A $1.1 million increase in repositioning expense was primarily due to the cost of moving off-hire dry cargo containers from the East Coast of the United States to Korea in the second quarter of 2002. The containers were placed on lease shortly after arrival in Korea. A $0.4 million reduction in legal expenses and provisions for doubtful accounts was primarily due to an improvement in the credit profile of a number of lessees.

     Payments to managed container owners of $25.6 million in the first half of 2002, were $4.6 million, or 15%, lower when compared to the corresponding period in 2001, due primarily to the decline in dry cargo container net lease revenue for each of these segments. Payments to US Limited Partnerships of $8.0 million in the first half of 2002 were $2.5 million lower than in the same period of 2001. Payments to Other Managed Container Owners were $17.6 million during the six months ended June 30, 2002, a decrease of $2.1 million, or 11%, when compared to the same period of 2001.

     Depreciation and amortization of $7.7 million for the six months ended June 30, 2002, was $0.3 million, or 4%, lower when compared to the corresponding period in 2001. In 2002, depreciation expense for leasehold and computer assets was $0.3 million lower than for the same period in 2001. This is due to certain computer assets reaching the end of their useful life and the relocation of the UK office to new leasehold premises in the second quarter of 2002. This was partly offset by a $0.2 million increase in container depreciation expense reflecting the addition of new equipment. The amortization of intangible assets declined by $0.2 million in 2002 due to the adoption of SFAS No. 142.

     Selling, general and administrative expenses of $6.8 million in the first half of 2002, were almost unchanged when compared to the corresponding period of 2001. A $0.2 million reduction in information technology costs was offset by increased professional service costs.

The Cronos Group

     Interest expense of $3.3 million for the six months ended June 30, 2002, decreased by $1.1 million, or 25%, when compared to the corresponding period in 2001. The decline in interest expense attributable to the reduction in interest rates over the course of 2001 more than offset the increase in interest expense resulting from higher debt balances used to finance new equipment purchases.

     Income taxes: During the second quarter of 2002, the Group agreed to a settlement with a foreign taxation authority. This followed a review that focused primarily on the transfer prices under the terms of the principal trading agreements between Cronos Group companies prior to 31 December, 1998. The Group had previously recorded a charge of $2.9 million in this regard. As a result of the settlement, the Group reversed $2.5 million of the tax liability in the second quarter of 2002 and recorded a tax benefit of the same amount. This benefit was partly offset by $0.2 million of income tax charges.

     Income from recovery of related party loans for the six months ended June 30, 2001, represented the partial recovery of interest and principal receivable under two promissory notes between the Group and Mr. Palatin. The Group had previously made a provision against some of the amounts owed under the promissory notes in December 1997. In May 2001, Cronos was awarded 1.8 million outstanding common shares in the Company that were beneficially owned by Mr. Palatin in partial consideration for amounts owed under the promissory notes. These shares were recorded as common shares in treasury. The valuation of $6 million was based on the estimated fair value of the shares received.

     Impairment charges of $4 million for the six months ended June 30, 2001, were recorded against certain refrigerated containers and against loan notes receivable from a third-party container owner.

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

     At June 30, 2002, the Group had $128.6 million of available container borrowing facilities under which $116 million was outstanding. In addition, the Group had $1.7 million of credit facilities under which $0.6 million was outstanding. The credit facilities are available, if required, for operating cash flow purposes.

     Cash Flow Statements for the Six Months ended June 30, 2002 and 2001

     Cash from Operating Activities: Net cash provided by operating activities was $1.3 million and $13.2 million during the first six months of 2002 and 2001, respectively. In 2002, the cash provided by operating activities represented earnings from operations, which were partly offset by a $5.6 million increase in new container equipment for resale. The net cash generated in 2001 reflected a decrease in container equipment for resale, resulting from the sale of $8 million of container equipment to a new managed container owner program, and a decrease in amounts due from lessees. This was offset by a $3.6 million decrease in amounts payable to container manufacturers.

     Cash from Investing Activities: Net cash used in investing activities was $5.8 million in the first six months of 2002, reflecting the acquisition of $6.1 million of container and other equipment and an investment of $1 million in direct finance lease equipment. This was partly offset by $1.3 million of proceeds from the sale of container equipment. Net cash used in investing activities was $13 million in the first half of 2001. The acquisition of $16.8 million of container equipment was partly offset by proceeds of $3.3 million from the sale of container equipment and proceeds from the sale of investments of $0.5 million.

     Cash from Financing Activities: Net cash provided by financing activities was $4.6 million during the first six months of 2002. Proceeds from the issuance of new term debt of $15.4 million was partly offset by the repayment of $10.7 million of debt and capital lease obligations. In the first six months of 2001, the Group borrowed $9 million of new term debt and repaid $11.5 million of debt and capital lease obligations.

The Cronos Group

     Capital Resources

     The Group purchases new containers for its own account and for resale to Managed Container Owners and other parties. At June 30, 2002, the Group owed container manufacturers $11.3 million for equipment, of which $3.5 million is scheduled to be funded in the third quarter of 2002, utilizing available container funding facilities. Of the remaining $7.8 million of equipment, the Group has designated $7.1 million for sale to Managed Container Owners in the third quarter.

     In addition, the Group had outstanding orders to purchase container equipment at June 30, 2002 of $1.9 million. These orders relate to containers to be financed by the Group using available container funding facilities.

     The Group believes that it has sufficient capital resources to support its operating and investing activities.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

     Interest rate risk: Outstanding borrowings are subject to interest rate risk. Approximately 84% of total borrowings had floating interest rates at June 30, 2002. The Group conducted an analysis of borrowings with variable interest rates to determine their sensitivity to interest rate changes. In this analysis, the same change was applied to the current balance outstanding, leaving all other factors constant. It was found that if a 10% increase were applied to variable interest rates, the expected effect would be to reduce annual cash flows by $0.4 million.

     Exchange rate risk: Substantially all of the Group’s revenues are billed and paid in US dollars and a significant portion of costs are billed and paid in US dollars. Of the remaining costs, the majority are individually small, unpredictable and incurred in various denominations and thus are not suitable for cost effective hedging. By reference to the first six months of 2002, it is estimated that for every 10% incremental decline in the value of the US dollar against various foreign currencies, the effect would be to reduce annual cash flows by $0.9 million in any given year.

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

     On August 8, 2000, Contrin, through its affiliate, CWC, filed an action in the Luxembourg District Court against the Company, seeking recovery of $2.6 million, together with interest and costs. On January 10, 2001, the Company responded to CWC’s complaint, (i) requesting that the District Court dismiss the proceeding for lack of jurisdiction over the dispute, and (ii) denying Contrin’s claims on the merits. Since January 10, 2001, each party has supplemented its pleadings to respond to assertions made by the other party. The Company anticipates that a final hearing will be held by the Court in 2003.

     To preserve its rights of indemnity in the face of Contrin’s claims, the Group, on June 1, 2000, filed a protective claim in the High Court of Justice, London, England, against Mr. Palatin and his wife. By its claim, the Group seeks to establish that the Palatins are liable to the Group for any liability which the Group may have to Contrin arising out of the 1994 transfers. On March 29, 2001, the Group secured a “freezing injunction” from the High Court of Justice in aid of its claim against the Palatins. By the injunction, the Palatins are prohibited from selling, charging, or otherwise disposing of their interest in an estate the Group believes is beneficially owned by the Palatins in Amersham, England. The injunction also extends to Klamath, a Panamanian company and the record owner of the estate. The Palatins have contested the jurisdiction of the High Court of Justice over them, and have filed an affidavit with the Court asserting that the estate is owned by Pontino S.A., a Panamanian company, in which they disclaim any interest. The Group believes that the High Court of Justice has jurisdiction to hear its claim against the Palatins and that their disclaimer of any beneficial interest in the Amersham estate is not credible. The Palatins have filed their application with the Court contesting the jurisdiction of the Court over them or, in the alternative, have requested a stay of any further prosecution of the action pending resolution of a criminal proceeding pending in Vienna, Austria, against Mr. Palatin. The Group anticipates that a hearing on the Palatins’ motion will be heard in the fall of 2002.

     On April 8, 2002, Klamath filed its application with the court seeking an order declaring that the Court has no jurisdiction over Klamath or, in the alternative, that it should exercise its discretion not to assert jurisdiction over the Group’s claims against Klamath. The Group has opposed Klamath’s application. The hearing on Klamath’s application will be heard at the same time as the hearing on the Palatins’ motion, described above.

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

The Cronos Group

     On December 31, 2001, CNV filed its defense to CWC’s claim, denying CWC’s claims and denying that CNV is liable to CWC in any amount. Concurrently with the filing of its defense to CWC’s claims, CNV filed a separate claim against the Palatins and Klamath, seeking recovery of $0.5 million from the Palatins that CNV alleges was misappropriated from CNV by Mr. Palatin. Mr. Palatin has yet to respond to CNV’s claim. On April 8, 2002, Klamath filed its application with the court seeking an order declaring that the court has no jurisdiction over Klamath or, in the alternative, that it should exercise its discretion not to assert jurisdiction over the Group’s claims against Klamath. CNV has opposed Klamath’s application; no hearing on the application has yet been set. The Palatins were recently served with CNV’s separate claim against them, and have yet to respond to CNV’s claims; their counsel has indicated that the Palatins will challenge the jurisdiction of the Court over them.

     Collection of Palatin Notes

     On May 8, 2001, the Massachusetts Superior Court entered its judgement against Mr. Palatin and Klamath, affirming the default judgement secured on February 8, 2000 in the New York State Supreme Court by CEB against Mr. Palatin in the amount of $6.6 million. The Court further ordered the Group’s transfer agent to cancel 1,793,798 outstanding common shares of the Company owned of record by Klamath (the “Klamath Shares”), beneficially owned by Mr. Palatin, in partial satisfaction of the New York State Supreme Court judgement, and to transfer the Klamath Shares on the books and records of the transfer agent to CEB. The Group’s transfer agent promptly canceled the Klamath Shares and issued a new stock certificate for 1,793,798 common shares of the Company to CEB. The Court also ordered Mr. Palatin and Klamath to pay CEB’s fees and expenses, including attorneys’ fees, incurred in securing the final judgement.

     As of May 8, 2001, the amount owed by Mr. Palatin to CEB under the New York judgement totaled $7.3 million, representing the amount of the judgement ($6.6 million) plus interest thereon at 9% per annum. The Group reduced the amount owed by Mr. Palatin to CEB under the judgement by $6 million as a result of the cancelation of the Klamath Shares, leaving a balance due under the judgement of $1.3 million as of May 8, 2001.

     On November 23, 2001, CEB filed its claim against Mr. Palatin in the High Court of Justice, London, England, for the purpose of collecting the remaining balance due to CEB under the New York judgement. CEB will seek to enforce the claim against the estate that the Group believes is beneficially owned by Mr. Palatin in Amersham, England. Service of the claim upon Mr. Palatin, through his U.K. counsel, was effected on June 25, 2002. Mr. Palatin has yet to respond to the claim, but his counsel has indicated that he will challenge the jurisdiction of the Court over him.

Item 2 — Changes in Securities and Use of Proceeds

     Not applicable

Item 3 — Defaults Upon Senior Securities

     Not applicable

Item 4 — Submission of Matters to a Vote of Security Holders

     The Company’s 2002 annual meeting of shareholders was held on Wednesday, June 12, 2002, in Luxembourg. The record date of the meeting was fixed by the Board of Directors of the Company at April 15, 2002. As of the record date, the Company had outstanding 7,364,580 common shares.

     The holders of 7,016,212 common shares of the Company were represented at the 2002 annual meeting of the shareholders in person or by proxy, thus constituting a quorum of the shareholders for the meeting. The following sets forth the results of the shareholder voting on the matters submitted to the shareholders at the annual meeting.

The Cronos Group

Election Item		Vote	Count

1.	Elect two directors.

	The nominees were:

	S. Nicholas Walker	For	7,007,662

		Authority withheld	8,550

	Robert M. Melzer	For	7,007,662

		Authority withheld	8,550

2.	Approve an amendment to the Company’s Articles of Incorporation re-authorizing the Company’s share capital, which is set at US$50,000,000 and represented by 25,000,000 common shares.	For Against Abstain No Vote	6,876,412 134,650 5,150 -0-

3.	Approve an amendment to the Company’s Articles of Incorporation, confirming the authority of the Board of Directors of the Company to suppress preemptive rights with respect to the issuance or reservation for issuance of its common shares.	For Against Abstain No Vote	3,461,505 1,209,650 5,150 2,339,907

4.	Retire and cancel 1,793,798 common shares held by a subsidiary of the Company and previously owned of record by Klamath Enterprises S.A.	For Against Abstain No Vote	4,674,855 1,300 150 2,339,907

The Cronos Group

Election Item		Vote	Count

5.	Grant authority to the Board of Directors of the Company to adopt and implement, from time to time, a common share repurchase program.	For Against Abstain No Vote	4,668,205 7,950 150 2,339,907

6.	Grant authority to the Board of Directors to grant common shares of the Company to officers and employees in lieu, in whole or in part, of cash bonuses awarded to officers and employees.	For Against Abstain No Vote	6,311,645 137,650 566,917 -0-

7.	Approve the appointment of Deloitte & Touche S.A. as the Company’s independent auditors for the year ending December 31, 2002 for both the consolidated and unconsolidated accounts, and grant of authorization to the Board of Directors to fix the compensation of the independent auditors.	For Against Abstain No Vote	7,014,412 1,650 150 -0-

8.	Approve the consolidated and unconsolidated financial statements of the Company for the year ended December 31, 2001 and the reports of the Company’s independent auditors and Board of Directors thereon.	For Against Abstain No Vote	6,989,312 6,650 20,250 -0-

9.	Discharge of the following directors of the Company pursuant to Article 74 of Luxembourg’s Companies Law from the execution of their mandate for the year ended December 31, 2001: Dennis J. Tietz, Peter J. Younger, Maurice Taylor, Charles Tharp, S. Nicholas Walker and Robert M. Melzer.	For Against Abstain No Vote	5,926,312 14,650 1,075,250 -0-

The Cronos Group

Election Item		Vote	Count

10.	Approve the allocation of the profit/loss reported by the Company for the year ended December 31, 2001.	For Against Abstain No Vote	5,913,412 7,650 1,095,150 -0-

     The election of the two nominees for director required the approval, in person or by proxy, of the holders of a majority of the issued and outstanding common shares of the Company; proposals number 2, 3, and 4 to amend the Company’s Articles of Incorporation re-authorizing the share capital, confirming the authority of the Board of the Company to suppress preemptive rights, and approving the retirement and cancellation of the common shares previously owned of record by Klamath Enterprises S.A. required the approval of the holders of at least two-thirds of the shares present in person or represented by proxy at the meeting; and the balance of the proposals submitted to the shareholders required the approval of the holders of a majority of the shares present in person or represented by proxy at the meeting. The proxy distributed to each shareholder of the Company stated that, for shareholders returning a proxy and not giving any direction as to a particular proposal, the shares represented thereby would be voted by the management proxies for the proposal.

     Based upon the foregoing, each of management’s two candidates for director was elected to the Board, to serve for the term set forth in the proxy statement, and each of the other proposals submitted to the shareholders by management was approved.

Item 5 — Other Information

     Not applicable

Item 6 — Exhibits and Reports on Form 8-K

     (a)  Exhibits

     99.1 Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2 Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

     On May 23, 2002, a Current Report on Form 8-K was filed by the Company announcing the grant of common shares of the Company to certain eligible employees and agents.

The Cronos Group

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CRONOS GROUP

SIGNATURE		TITLE	DATE

By	/s/ PETER J. YOUNGER	Director, Chief Operating Officer,	Aug 9, 2002
	Peter J. Younger	Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)

The Cronos Group

Exhibit Index

Number	Exhibit	Page

99.1	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	26

99.2	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	27