Form 10-Q
period 2002-09-30
CRONOS GROUP
filed 2002-11-13
CIK 919869

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2002
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ______________ to _______________

Commission file number: 0-24464

THE CRONOS GROUP
(Exact name of Registrant as specified in its charter)

LUXEMBOURG (State or other Jurisdiction of incorporation or organization)	NOT APPLICABLE (I.R.S Employer Identification No.)

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

     The number of Common Shares outstanding as of November 12, 2002:

Class	Number of Shares Outstanding

Common	7,364,580

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements
Management Representation
Condensed Unaudited Consolidated Statements of Income
Condensed Unaudited Consolidated Balance Sheets
Condensed Unaudited Consolidated Statements of Cash Flows
Consolidated Unaudited Statement of Shareholders’ Equity
Notes to the Condensed Unaudited Consolidated Financial Statements
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001
Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001
Liquidity and Capital Resources
Capital Resources
Item 3 — Quantitative and Qualitative Disclosures about Market Risk
Item 4 — Controls and Procedures
PART II — OTHER INFORMATION
Item 1 — Legal Proceedings
Item 2 — Changes in Securities and Use of Proceeds
Item 3 — Defaults Upon Senior Securities
Item 4 — Submission of Matters to a Vote of Security Holders
Item 5 — Other Information
Item 6 — Exhibits and Reports on Form 8-K
Signatures
Exhibit Index
Exhibit 99.1
Exhibit 99.2

The Cronos Group

The Cronos Group

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

     Management Representation

     Unless the context indicates otherwise, the “Company” means The Cronos Group and, where appropriate, includes its subsidiaries and predecessors, while “Cronos” or the “Group” means The Cronos Group together with its subsidiaries and predecessors.

     The unaudited condensed consolidated interim financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.

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

The Cronos Group

Condensed Unaudited Consolidated Statements of Income

(US dollar amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Gross lease revenue	$28,279	$29,798	$84,533	$91,364
Equipment trading revenue	27	—	608	—
Commissions, fees and other income:
- Container Equity Programs	309	334	929	1,000
- Unrelated parties	679	1,366	2,624	3,653
Realized holding gain on sale of investment	—	—	—	301
Equity in earnings of affiliate	169	—	169	—

Total revenues	29,463	31,498	88,863	96,318

Direct operating expenses	6,482	8,726	21,456	23,276
Payments to managed container owners:
- Container Equity Programs	4,592	4,231	12,626	14,733
- Other Managed Container Owners	9,300	9,074	26,907	28,812
Equipment trading expenses	27	—	545	—
Depreciation and amortization	3,878	3,869	11,616	11,947
Selling, general and administrative expenses	3,434	3,339	10,204	10,173
Interest expense	1,531	2,043	4,834	6,437
Recovery of related party loans	—	—	—	(6,000)
Impairment losses	—	—	—	4,000

Total expenses	29,244	31,282	88,188	93,378

Income before income taxes	219	216	675	2,940
Income taxes (benefit) provision	—	—	(2,325)	122

Net income	219	216	3,000	2,818
Other comprehensive income:
- unrealised holding loss on available for sale securities arising during the period	—	—	—	(150)
- reclassification adjustment	—	—	—	(294)

Comprehensive income	$219	$216	$3,000	$2,374

Basic net income per common share	$0.03	$0.03	$0.41	$0.34

Diluted net income per common share	$0.03	$0.03	$0.40	$0.34

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

The Cronos Group

Condensed Unaudited Consolidated Balance Sheets

(US dollar amounts in thousands, except per share amounts)

	September 30,	December 31,
	2002	2001

Assets
Cash and cash equivalents	$6,271	$4,914
Amounts due from lessees (net)	21,592	22,825
Amounts receivable from container owners	8,013	8,675
New container equipment for resale	114	1,463
Net investment in direct financing leases	7,488	7,306
Investments	3,717	—
Container equipment (net)	134,736	150,440
Other equipment (net)	498	375
Restricted cash	493	452
Goodwill	11,039	11,039
Other intangible assets	955	1,096
Other assets including prepayments	16,678	17,234

Total assets	$211,594	$225,819

Liabilities and shareholders’ equity
Amounts payable to container owners	$17,909	$16,889
Amounts payable to container manufacturers	1,591	12,888
Other amounts payable and accrued expenses	11,886	13,020
Debt and capital lease obligations	104,691	107,920
Current and deferred income taxes	5,365	6,912
Deferred income and unamortized acquisition fees	5,673	6,711

Total liabilities	147,115	164,340

Shareholders’ equity
Common shares (2002: 7,364,580 shares, 2001: 9,158,378 shares)	14,729	18,317
Additional paid-in capital	47,434	49,846
Common shares held in treasury (1,793,798 shares)	—	(6,000)
Restricted retained earnings	1,832	1,832
Retained earnings (accumulated deficit)	484	(2,516)

Total shareholders’ equity	64,479	61,479

Total liabilities and shareholders’ equity	$211,594	$225,819

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

The Cronos Group

Condensed Unaudited Consolidated Statements of Cash Flows

(US dollar amounts in thousands, except per share amounts)

	Nine Months Ended
	September 30,

	2002	2001

Net cash provided by operating activities	$16,064	$10,362

Investing activities
Purchase of container and other equipment	(5,556)	(17,954)
Investment in direct financing leases	(1,093)	(2,515)
Change in accrued equipment purchases	(8,959)	—
Proceeds from sales of container and other equipment	11,759	5,926
Proceeds from sale of investment	—	484

Net cash used in investing activities	(3,849)	(14,059)

Financing activities
Proceeds from issuance of term debt	16,345	52,988
Repayments of term debt and capital lease obligations	(27,162)	(51,904)
Cash deposits (restricted)	(41)	966

Net cash (used in) provided by financing activities	(10,858)	2,050

Net increase (decrease) in cash and cash equivalents	1,357	(1,647)
Cash and cash equivalents at beginning of period	4,914	6,601

Cash and cash equivalents at end of period	$6,271	$4,954

Supplementary disclosure of cash flow information:
Cash paid during the period for:
- interest	$4,274	$6,699
- income taxes	434	265
Cash received during the period for:
- dividends	1,125	—
- interest	225	552
- income taxes	1,016	19
Non-cash activities:
- container equipment acquired under capital lease	6,962	3,860
- other fixed assets acquired under capital lease	—	276
- finance lease equipment acquired under capital lease	626	—
- recovery of related party loans	—	6,000
- investment in joint venture	4,673	—

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

The Cronos Group

Consolidated Unaudited Statement of Shareholders’ Equity

(US dollar amounts in thousands, except per share amounts)

Nine months ended September 30, 2002

					Retained
		Additional	Common	Restricted	earnings	Total
	Common	paid-in	shares held	retained	(accumulated	shareholders'
	shares	capital	in treasury	earnings	deficit)	equity

Balance, December 31, 2001	$18,317	$49,846	$(6,000)	$1,832	$(2,516)	$61,479
Net income	—	—	—	—	3,000	3,000
Retirement and cancellation of treasury shares	(3,588)	(2,412)	6,000	—	—	—

Balance, September 30, 2002	$14,729	$47,434	$—	$1,832	$484	$64,479

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

The Cronos Group

Notes to the Condensed Unaudited Consolidated Financial Statements

(US dollar amounts in thousands, except per share amounts)

1.	The condensed consolidated financial statements include the accounts of The Cronos Group and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

2.	Operating segment data

     In September 2002, the Group announced the establishment of a joint venture container purchase program. Prior to the inception of the joint venture, the Cronos operating segments were defined as containers managed on behalf of US Limited Partnerships, containers managed on behalf of Other Managed Container Owners, and containers owned by the Group itself. In accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”, Cronos structures operating segments based on the way in which management organizes the Group for making operating decisions and assessing performance. The Group views the new joint venture as a natural extension to its US Limited Partnership programs. The joint venture will target the same container products and customer base and the operating decision making and performance assessment processes will be consistent with those used for the US Limited Partnership programs. Accordingly, the Group has combined the US Limited Partnerships and the joint venture program into a revised operating segment entitled Container Equity Programs.

Condensed segment information is provided in the tables below:

		Other
	Container	Managed
	Equity	Container	Owned
	Programs	Owners	Containers	Total

Three months ended September 30, 2002
Gross lease revenue	$7,460	$12,676	$8,143	$28,279
Operating profit before indirect items	1,373	323	2,081	3,777
Operating profit (loss)	307	(860)	1,321	768
Segment assets	13,315	14,131	148,712	176,158
Three months ended September 30, 2001
Gross lease revenue	$8,212	$13,523	$8,063	$29,798
Operating profit before indirect items	1,551	422	1,842	3,815
Operating profit (loss)	473	(766)	1,133	840
Segment assets	11,646	15,226	156,421	183,293
Nine months ended September 30, 2002
Gross lease revenue	$21,812	$37,874	$24,847	$84,533
Operating profit before indirect items	3,786	652	6,694	11,132
Operating profit (loss)	656	(2,888)	4,372	2,140
Segment assets	13,315	14,131	148,712	176,158
Nine months ended September 30, 2001
Gross lease revenue	$25,929	$41,667	$23,768	$91,364
Operating profit before indirect items	4,936	2,585	1,982	9,503
Operating profit (loss)	1,486	(1,059)	(111)	316
Segment assets	11,646	15,226	156,421	183,293

The Cronos Group

Notes to the Condensed Unaudited Consolidated Financial Statements

2.	Operating segment data (US dollar amounts in thousands)

Reconciliation of operating profit for reportable segments to income before income taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Operating profit	$768	$840	$2,140	$316
Gain on sale of investment	—	—	—	301
Selling, general and administrative expenses	(502)	(470)	(1,324)	(1,270)
Amortization of intangibles	(47)	(154)	(141)	(407)
Impairment losses	—	—	—	(2,000)
Recovery of related party loans	—	—	—	6,000

Income before income taxes	$219	$216	$675	$2,940

3.	Earnings per common share (US dollar amounts in thousands, except per share amounts)

     The components of basic and diluted net income per share were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net income available for common shareholders	$219	$216	$3,000	$2,818

Average outstanding shares of common stock	7,364,580	7,364,580	7,364,580	8,213,259
Dilutive effect of:
- Executive officer common share options	—	45,380	15	28,033
- Warrants	—	28,896	—	17,238
- 1999 Stock Option Plan	—	10,040	—	3,347
- Non-Employee Directors Equity Plan	66,144	21,714	54,402	15,355

Common stock and common stock equivalents	7,430,724	7,470,610	7,418,997	8,277,232

Basic net income per share	$0.03	$0.03	$0.41	$0.34

Diluted net income per share	$0.03	$0.03	$0.40	$0.34

4.	Amounts receivable from container owners

     Amounts receivable from container owners include amounts due from related parties of $3.8 million and $4.3 million at September 30, 2002 and December 31, 2001, respectively.

The Cronos Group

Notes to the Condensed Unaudited Consolidated Financial Statements

5.	Investments in related parties

     Investments in related parties take two forms:

     Under the first form the investments comprise interests as a general partner and as a limited partner in eight sponsored funds. These general and limited partner investments are accounted for using the equity method. The subsidiary of the Company that acts as a general partner maintains insurance for bodily injury, death and property damage for which a partnership may be liable, and may be contingently liable for uninsured obligations of the partnerships. The investment in US Limited Partnerships was $nil at both September 30, 2002 and December 31, 2001, respectively.

     Under the second form the Group has a 50% equity investment in a joint venture container purchase entity. The joint venture entity is a bankruptcy-remote, special purpose entity organized under the laws of Bermuda and is accounted for using the equity method. The investment in the joint venture entity was $3.7 million at September 30, 2002.

6.	Container equipment

     Container equipment is net of accumulated depreciation of $89.5 million and $81.2 million at September 30, 2002 and December 31, 2001, respectively.

7.	Amounts payable to container owners

     Amounts payable to container owners include amounts payable to related parties of $8.5 million and $8.0 million at September 30, 2002 and December 31, 2001, respectively.

8.	Debt and capital lease obligations

     Debt and capital lease obligations include amounts due within twelve months of $13.8 million and $12.8 million at September 30, 2002 and December 31, 2001, respectively.

The Cronos Group

Notes to the Condensed Unaudited Consolidated Financial Statements

9.	Commitments and contingencies (to be read in conjunction with Note 13 to the Company’s 2001 Consolidated Financial Statements on Form 10-K)

i.	Commitments

     At September 30, 2002, the Group had outstanding orders to purchase container equipment of $1.5 million.

ii.	Guarantee to US Limited Partnership

     During 2000, the Group provided a guarantee under a $5 million third-party loan note (the “Note”), with a 2006 maturity date, to a US Limited Partnership. Under the terms of the guarantee, the Group may be liable for any principal and interest outstanding under the terms of the Note in the event of a default by the US Limited Partnership. At September 30, 2002, the balance outstanding under the Note was $3.2 million.

iii.	Guarantee of third-party loan and rent support agreement

     During 1996 and 1997, the Group sold equipment, which was under a direct finance lease with a major shipping line, to a third-party for $26.3 million. The third-party financed the acquisition of this equipment with a loan of $26.3 million, with a 2004 maturity date, to which the Group provided a first loss guarantee for 20% of the debt balance outstanding. The Group can collateralize up to 50% of the guarantee with a first security interest in additional equipment. At September 30, 2002, the balance outstanding under the loan was $5.8 million.

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

iv.	Guarantee under a purchase, assignment and agency agreement

     During 1996, the Group entered into a term lease with a lessee in the ordinary course of business. During 1997, the containers held under the lease were sold, and the lease was assigned to a financial institution. As part of this contract, the Group continues to manage the containers held under the term lease, and invoices the lessee and collects monies on behalf of the financial institution. Rental under the lease is approximately $0.5 million per annum of which the Group remits $0.4 million to the financial institution as rent and just under $0.1 million to a retention account held as security by the institution. The remaining amount is retained by the Group as compensation for this service.

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

v.	Agreements with Other Managed Container Owners — early termination options

     Approximately 49% (based on original equipment cost) of the agreements with Other Managed Container Owners (“Agreements”) contain early termination options, whereby the container owner may terminate the Agreements if certain performance thresholds are not achieved. At September 30, 2002, approximately 37% of the Agreements were eligible for early termination. Cronos believes that early termination of these Agreements by the Other Managed Container Owners is unlikely.

The Cronos Group

Notes to the Condensed Unaudited Consolidated Financial Statements

9.	Commitments and contingencies

vi.	Agreements with Other Managed Container Owners — change of control provisions

     Approximately 54% (based on original equipment cost) of Agreements with Other Managed Container Owners provide that a change in ownership of the Group, without the prior consent of the container owner, may constitute an event of default under the Agreements. In substantially all of these Agreements, the consent of the container owners may not be unreasonably withheld. In the event that consent is not obtained, 31% of Agreements may require the Group to transfer possession of the equipment to another equipment manager. Such transfer of possession may result in the Group incurring certain costs. The remaining 23% of Agreements may require the Group to purchase the equipment from the container owners pursuant to the terms of their respective Agreements, generally a stipulated percentage (determined by age of the equipment) of the original cost of the equipment.

vii.	Contingencies — Disputes with Contrin Holding S.A.

     Since 1983, the Group has managed containers for Austrian investment entities sponsored by companies owned or controlled by Contrin Holding S.A., a Luxembourg holding company, and for Contrin Holding S.A.itself (collectively, “Contrin”).

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

     In December 1997, the Group recorded an accrual of $3.4 million relating to the alleged transfer of $2.6 million, the related interest, plus the estimated settlement costs of this and other claims by Contrin. On September 30, 2002, the balance of this accrual was $3.0 million.

     On August 8, 2000, Contrin, through an affiliate, Contrin Worldwide Container Leasing GmbH (“CWC”) filed an action in the Luxembourg District Court against the Company, seeking recovery of $2.6 million, together with interest and costs. On January 10, 2001, the Company responded to Contrin’s complaint, requesting that the District Court dismiss the proceeding for lack of jurisdiction over the dispute, and denying Contrin’s claims on the merits. Since January 10, 2001, the parties have supplemented their pleadings and filed documentary evidence with the court to respond to assertions made by the other party. On September 26, 2002, the Company issued its “intervening” summons in the proceeding, naming Mr. Palatin, his wife, and Klamath Enterprises, S.A. (“Klamath”) as cross-defendants. By its intervening summons, the Company claims the right to indemnity from the Palatins and Klamath for any liability imposed upon the Company in favor of Contrin on Contrin’s claims against the Company. Klamath is a Panamanian company and the record owner of an estate located in Amersham, England. The Company alleges that a substantial portion of the $2.6 million transferred by Contrin for the purchase of containers was diverted by the Palatins to improve and furnish the Amersham estate, in which they lived in 1994, and that Mr. Palatin is the beneficial owner of Klamath. The Company is currently in the process of serving the summons on the Palatins and Klamath; once served, the cross-defendants will have the opportunity to file responsive pleadings and evidence. No date has been set for a final hearing on CWC’s claims against the Company.

     In anticipation of the filing of Contrin’s claims against the Company in Luxembourg, the Group, in June of 2000, filed claims for indemnity against Mr. Palatin and his wife in the High Court of Justice, London, England, and in July 2000, separately, a claim against Barclays Bank PLC (“Barclays”). Barclays was the bank that received the $2.6 million from Contrin. For a description of these claims, see “Legal Proceedings.”

     On August 2, 2001, CWC filed a separate claim against Cronos Containers N.V. (“CNV”), a wholly-owned Netherlands Antilles subsidiary of the Company, in the High Court of Justice, London, England. By its claim, Contrin asserts that CNV, wrongfully and in violation of the container management agreement between Contrin and CNV, failed to distribute to Contrin $0.5 million in distributions for the second through fourth calendar quarters of 1996. Contrin seeks recovery of this sum, plus interest. On December 31, 2001, CNV filed its defense to CWC’s claim, denying CWC’s claims and denying that CNV is liable to CWC in any amount. A trial of CWC’s claim is set for January 27, 2003.

The Cronos Group

Notes to the Condensed Unaudited Consolidated Financial Statements

9.	Commitments and contingencies

     Concurrently with the filing of its defense to CWC’s claims, CNV filed a separate claim against the Palatins and Klamath, seeking recovery of $0.5 million from the Palatins that CNV alleges was misappropriated from CNV by Mr. Palatin. For the status of this separate claim by CNV against the Palatins and Klamath, see “Legal Proceedings.”

     On September 18, 2002, three Austrian affiliates of Contrin filed a claim against CNV in the High Court of Justice, London, England. The claimants assert that CNV has breached container management agreements entered into in 1993 by selling containers without obtaining the consent of the claimants, in violation of the terms of the container management agreements. The claimants assert that they are entitled to all sums received by CNV from the sale of containers wrongfully disposed of under the container management agreements or, alternatively, that CNV is liable for damages for wrongfully depriving the claimants of the use and possession of the containers sold. Claimants assert damages in excess of £50,000 pounds sterling, and request an accounting, interest, and costs.

     Prior to the filing of the above-described action, CNV had rejected Contrin’s container disposal contractual claims as a misinterpretation of the relevant container management agreements, and intends to vigorously defend the claim filed by the three Contrin affiliates on September 18, 2002.

     Contrin has also asserted an interest in the containers managed by the Group for Transocean Equipment Manufacturing and Trading Limited (“TOEMT”) and in the distributions payable with respect to such containers, as discussed below.

     Management considers that prudent provision has been made in the financial statements for the Contrin matters noted above. There is a reasonable possibility that a material change could occur with respect to these commitments and contingencies within one year of the date of these financial statements. In such an event, management estimates that possible losses could exceed the amount accrued by $3 million.

viii.	TOEMT

     TOEMT, which is currently in liquidation in the United Kingdom, has been separately registered by the same name in both the United Kingdom and in the Isle of Man. At September 30, 2002, the Group had $1.2 million in amounts payable to TOEMT on deposit in a bank account pending clarification of the proper claimants to the distributions payable with respect to the containers owned by TOEMT. Contrin has provided the Group with copies of default judgments that Contrin secured in January and June 2001 from the Commercial Court of Vienna, Austria, against TOEMT, the UK company, in the amount of $0.1 million, and against TOEMT, the Isle of Man company, in the amount of $0.4 million. Until clarification is secured by the court overseeing the liquidation of the UK TOEMT and/or through agreement with the creditors of TOEMT, the Group presently intends to continue to set aside the distributions due and payable by the Group on the containers it manages for TOEMT. Contrin, through its UK counsel, has also provided notice to the Group of a claim counsel asserts will be filed against CNV by the liquidator of the UK TOEMT company. Counsel advises that the liquidator will allege that TOEMT (UK) entered into a management agreement with CNV on or about March 10, 1986; that sometime after November 21, 1991 (the date counsel alleges TOEMT (Isle of Man) was organized), CNV, in breach of the terms of the management agreement, transferred containers from TOEMT (UK) to TOEMT (Isle of Man) and/or paid over revenues and sums due to TOEMT (UK) to TOEMT (Isle of Man), in each case without the consent of TOEMT (UK). Counsel further advises that the liquidator will assert a right to all of the revenues the Group has set aside representing the distributions due and payable on the containers it manages for TOEMT, and will request an accounting, a declaration that TOEMT (UK) is the rightful owner of the containers purportedly transferred by CNV to TOEMT (Isle of Man), an order requiring CNV to pay to the liquidator all distributions set aside by the Group for TOEMT, and damages for breach of contract. The notice does not specify the amount of damages.

     The Group believes the assertions of wrongdoing made on behalf of TOEMT (U.K) are without merit. If the liquidator of TOEMT (UK) proceeds with the filing of its claim against the Group, the Group intends to vigorously defend the claim.

The Cronos Group

Notes to the Condensed Unaudited Consolidated Financial Statements

10.	Issued and Authorised Share Capital

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

11.	New accounting pronouncements (US dollar amounts in thousands, except per share amounts)

     On January 1, 2002, the Group adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

     SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested annually in December for impairment. The impact of the adoption of SFAS No. 142 on the results of operations of the Group may be presented as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net income:
Reported net income	$219	$216	$3,000	$2,818
Add back Goodwill amortization	—	107	—	266

Adjusted net income	$219	$323	$3,000	$3,084

Earnings per share:
Reported basic net income per share	$0.03	$0.03	$0.41	$0.34
Add back Goodwill amortization	—	$0.01	—	$0.03

Adjusted basic net income per share	$0.03	$0.04	$0.41	$0.37

Reported diluted net income per share	$0.03	$0.03	$0.40	$0.34
Add back Goodwill amortization	—	$0.01	—	$0.03

Adjusted diluted net income per share	$0.03	$0.04	$0.40	$0.37

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

The Cronos Group

Notes to the Condensed Unaudited Consolidated Financial Statements

11.	New accounting pronouncements

     In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Group will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

The Cronos Group

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

     General

     The Group generates revenues by leasing to ocean carriers, marine containers that are owned either by managed container programs (“Managed Container Owners”), comprising Container Equity Programs and Other Managed Container Owners, or by the Group itself (“Owned Containers”). These leases, which generate most of the Group’s revenues, are generally operating leases.

     The following chart summarizes the composition of the Cronos fleet (based on original equipment cost) at September 30 for each of the periods indicated:

	2002	2001

Container Equity Programs	31%	31%
Other Managed Container Owners	44%	45%
Owned Containers	25%	24%

Total	100%	100%

     All containers, whether owned or managed, are operated as part of a single fleet. The Group has discretion over which ocean carriers, container manufacturers and suppliers of goods and services it deals with. Since the Group’s agreements with the Managed Container Owners meet the definition of leases in SFAS No. 13, they are accounted for in the Group’s financial statements as leases under which the container owners are lessors and the Group is lessee. The agreements with container owners generally provide that the Group will make payments to the container owners based upon the rentals collected from ocean carriers after deducting direct operating expenses and the Group’s management fee. For the nine months ended September 30, 2002, over 80% of payments to container owners were under the terms of such agreements. The majority of payments to container owners are therefore dependent upon the leasing of the containers by the Group to ocean carriers and the collection of lease rentals. Minimum lease payments on the agreements, which have fixed payment terms, are presented in Note 11 to the Company’s 2001 Consolidated Financial Statements.

     The following chart summarizes the composition of the Cronos fleet (in thousands), based on twenty-foot equivalent units (“TEU”), by equipment type, at September 30 for each of the periods indicated:

	2002	2001

Dry Cargo	362.7	368.4
Refrigerated	13.6	12.9
Tank	2.3	2.0
Dry Freight Specials:
Cellular Palletwide Containers (“CPCs”)	7.4	5.3
Rolltrailer	2.7	2.5
Other Dry Freight Specials	3.5	3.2

Total Fleet	392.2	394.3

The Cronos Group

     Over the past two years, the slowdown in the global economy has led to reduced levels of capital available for investment in new container equipment. This has resulted in increased demand for existing dry cargo and specialized container equipment in 2002. To exploit this demand, the Group has repositioned off-hire equipment to locations of greatest demand and pursued leasing opportunities through its global network of marketing resources. As a result, utilization for the Cronos fleet of dry cargo containers increased to 83% by the end of September compared to 73% at the beginning of the year. In addition, the per diem rate for dry cargo containers, although lower than in the first quarter, remained level during the second and third quarters of 2002, thus halting the steady decline reported in recent years. Since September 30, 2001, the combined per diem rate for the Cronos fleet of dry cargo containers has declined by approximately 16%.

     On October 8, 2002, the Pacific Maritime Association’s 10 day lock-out of the International Longshore and Warehouse Union ended. While there were some short term benefits, the long term impact of this lock-out will not be known until the labor issues associated with the lock-out are ultimately resolved, shipping lines assess their losses, and containers and ships are redeployed into areas of demand.

     Cronos operates a diversified fleet of containers, including refrigerated containers, tanks, CPCs and rolltrailers. Specialized containers account for over 50% of the Cronos owned fleet (based on original equipment cost). Due to their specialized nature, demand for these containers is less likely to be affected by global economic downturns. During the third quarter of 2002, Cronos has experienced strong demand for all specialized containers.

     The following chart summarizes the combined utilization of the Cronos fleet (based on approximate original equipment cost) at the dates indicated:

	2002	2001

Utilization at September 30	83%	72%

     The Group reviews its owned container equipment when changes in circumstances require consideration as to whether the carrying value of the equipment has become impaired, pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Management considers assets to be impaired if the carrying value of the asset exceeds the future projected cash flows from related operations (undiscounted and without interest charges). When impairment is deemed to exist, the assets are written down to fair value or projected discounted cash flows from related operations. The Group periodically evaluates future cash flows and potential impairment of its fleet by container type rather than for each individual container. Therefore, future losses could result for individual container dispositions due to various factors including age, condition, suitability for continued leasing, as well as geographic location of the containers where disposed. In addition, subjective management judgement is required in estimating future cash flows from container operations. Accordingly, the estimates may not be indicative of the amounts that may be realized in future periods.

  Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

     Gross lease revenue of $28.3 million for the three months ended September 30, 2002, was $1.5 million, or 5%, lower than in the corresponding period of 2001. Dry cargo and refrigerated containers accounted for all of the decline as the effect of the increase in utilization reported during 2002 was more than offset by the effect of reduced per diem rates and the disposal of older dry cargo equipment.

     Equipment trading revenue for the three months ended September 30, 2002, represented transactions undertaken in which the Group used its relationships with equipment manufacturers to assist third-parties to design and acquire their own equipment and arrange for delivery to designated locations. Equipment trading expenses represent equipment and related costs for this activity.

The Cronos Group

     Commissions, fees and other income for the three months ended September 30, 2002, of $1 million were $0.7 million, or 42%, lower than in the same quarter of 2001. An increase of $0.2 million in direct finance lease income was offset by a $0.5 million decline in CPC license fee income and consultancy fee income, and reductions of $0.1 million in each of acquisition fees, investment income, property rental revenue and other income. The increase in finance lease income is attributable to the new transactions undertaken over the course of the last year that were funded primarily by the Group’s revolving credit facility. The reduction in the amount of deferred acquisition fees recognized during the quarter reflects the maturing profile of a number of investor programs. The reduction of property income follows the decision of the Group to relocate its UK office during the second quarter of 2002 to a leasehold premises. Previously, the Group had sublet this property to third party tenants.

     Direct operating expenses of $6.5 million for the three months ended September 30, 2002 were $2.2 million, or 26%, lower than in the third quarter of 2001. Storage costs declined by $1.5 million reflecting the increased demand for dry cargo containers when compared to the corresponding period in 2001. Repositioning expenses were $0.7 million lower than in 2001. This was due to the fact that the third quarter of 2001 included the cost of a large movement of off-hire dry cargo containers from the East Coast of the United States to Korea.

     Payments to managed container owners of $13.9 million during the three months ended September 30, 2002, were $0.6 million, or 4%, higher when compared to the corresponding period in 2001. Gross lease revenue declined for each segment due to the impact of lower per diem rates. However, the decline in direct operating expenses together with the inception of the joint venture program resulted in an increase in total Managed Container Owner net lease revenue.

     Depreciation and amortization of $3.9 million for the three months ended September 30, 2002, was almost unchanged when compared to the corresponding quarter of 2001. A $0.3 million increase in container depreciation, reflecting the acquisition of new equipment over the last year, was more than offset by a $0.2 million reduction in depreciation for leasehold and computer assets together with a $0.1 million reduction in the amortization of intangible assets due to the adoption of SFAS No. 142.

     Selling, general and administrative expenses of $3.4 million in the third quarter of 2002 were $0.1 million, or 3%, higher than in the corresponding period of 2001. A total increase of $0.3 million in manpower, professional service and insurance costs were partially offset by reductions of $0.1 million in each of occupancy and information technology costs.

     Interest expense of $1.5 million for the three months ended September 30, 2002, declined by $0.5 million, or 25%, when compared to the corresponding period in 2001. The decline in interest expense attributable to the reduction in interest rates more than offset the increase in interest expense resulting from higher debt balances used to finance new equipment purchases.

     Income taxes: Further to the settlement agreed with a foreign taxation authority during the second quarter of 2002, the Group performed an evaluation of its worldwide tax position during the third quarter of 2002. Based on this review, the Group recorded a tax benefit of $0.6 million in its US subsidiaries. This benefit was offset by $0.6 million of income tax charges arising primarily in European subsidiaries.

  Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

     Gross lease revenue of $84.5 million for the nine months ended September 30, 2002, was $6.8 million, or 7%, lower than in the corresponding period of 2001. Dry cargo and refrigerated containers accounted for all of the decline as the effect of the increase in utilization reported during 2002 was more than offset by the effect of reduced per diem rates and the disposal of older dry cargo equipment.

     Equipment trading revenue of $0.6 million for the nine months ended September 30, 2002, represented transactions undertaken in which the Group used its relationships with equipment manufacturers to assist third-parties to design and acquire their own equipment and arrange for delivery to designated locations. Equipment trading expenses represent equipment and related costs for this activity.

The Cronos Group

     Commissions, fees and other income for the nine months ended September 30, 2002, of $3.6 million were $1.1 million, or 24%, lower when compared to the first nine months of 2001. Reductions of $0.8 million in CPC license fee income, $0.3 million in acquisition fees, $0.3 million in investment and other income and a $0.3 million decline in the profit realized on the sale of fixed assets were partly offset by a $0.6 million increase in direct finance lease income.

     Gain on sale of investment of $0.3 million in the first nine months of 2001 represented the sale of shares that had been held in escrow as security for a 1994 tax indemnification agreement. This agreement expired on December 31, 2000, and the shares were released in the first quarter of 2001.

     Direct operating expenses of $21.5 million in the first nine months of 2002 were $1.8 million, or 8%, lower than in the corresponding period of 2001. Reduced storage costs of $2.2 million reflect the increased demand for dry cargo containers during 2002. This was partly offset by $0.4 million of increased repositioning expense.

     Payments to managed container owners of $39.5 million in the nine months ended September 30, 2002, were $4.0 million, or 9%, lower when compared to the corresponding period in 2001, due primarily to the decline in dry cargo container net lease revenue for each of these segments. Payments to Container Equity Programs of $12.6 million in the nine months to September 30, 2002, were $2.1 million lower than in the same period of 2001. Payments to Other Managed Container Owners were $26.9 million for the nine months ended September 30, 2002, a decrease of $1.9 million, or 7%, when compared to the same period of 2001.

     Depreciation and amortization of $11.6 million for the nine months ended September 30, 2002, was $0.3 million, or 3%, lower when compared to the corresponding period in 2001. In 2002, depreciation expense for leasehold and computer assets was $0.5 million lower than for the same period in 2001. This is due to certain computer assets reaching the end of their useful life and the relocation of the UK office to new leasehold premises in the second quarter of 2002. This was offset by a $0.5 million increase in container depreciation expense reflecting the addition of new equipment. The amortization of intangible assets declined by $0.3 million in 2002 due to the adoption of SFAS No. 142.

     Selling, general and administrative expenses of $10.2 million for the nine months ended September 30, 2002, were almost unchanged when compared to the corresponding period of 2001. Reductions of $0.2 million in information technology costs and $0.1 million in occupancy expense were offset by increased professional services costs.

     Interest expense of $4.8 million for the nine months ended September 30, 2002, decreased by $1.6 million, or 25%, when compared to the corresponding period in 2001. The decline in interest expense attributable to the reduction in interest rates more than offset the increase in interest expense resulting from higher debt balances used to finance new equipment purchases.

     Income taxes: During the second quarter of 2002, the Group agreed to a settlement with a foreign taxation authority. This followed a review that focused primarily on the transfer prices under the terms of the principal trading agreements between Cronos Group companies prior to December 31, 1998. The Group had previously recorded a charge of $2.9 million in this regard. As a result of the settlement, the Group reversed $2.5 million of the tax liability in the second quarter of 2002 and recorded a tax benefit of the same amount. Further to the settlement agreed in the second quarter, the Group performed an evaluation of its worldwide tax position during the third quarter. Based on this review, the Group recorded a tax benefit of $0.6 million in its US subsidiaries. The total income tax benefit was partly offset by $0.8 million of income tax charges in the first nine months of 2002.

     Income from recovery of related party loans for the nine months ended September 30, 2001, represented the partial recovery of interest and principal receivable under two promissory notes between the Group and Mr. Palatin. The Group had previously made a provision against some of the amounts owed under the promissory notes in December 1997. In May 2001, Cronos was awarded 1.8 million outstanding common shares in the Company that were beneficially owned by Mr. Palatin in partial consideration for amounts owed under the promissory notes. These shares were recorded as common shares in treasury. The valuation of $6 million was based on the estimated fair value of the shares received.

The Cronos Group

     Impairment charges of $4 million for the nine months ended September 30, 2001, were recorded against certain refrigerated containers and against loan notes receivable from a third-party container owner.

     In June 2001, the Group undertook a review of its refrigerated container equipment and identified a number of issues that had an impact on the carrying value of certain equipment, which use the R12 refrigerant gas. As a result of the review, management concluded that inventories of R12 equipment would be targeted for immediate sale and that 531 containers with a carrying value of $2.4 million exceeded fair value. Additionally, a review was conducted of 776 containers with a carrying value of $3.7 million that were on lease at June 30, 2001. It was concluded that the carrying value of these assets exceeded the future cash flows expected to result from the use of the assets and their eventual disposition. As a result of these reviews, an impairment charge of $2 million was recorded.

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

     At September 30, 2002, the Group had $114.4 million of available container borrowing facilities under which $104.6 million was outstanding. In addition, the Group had $1.7 million of credit facilities under which $0.1 million was outstanding. The credit facilities are available, if required, for operating cash flow purposes.

     Cash Flow Statements for the Nine Months ended September 30, 2002 and 2001

     Cash from Operating Activities: Net cash provided by operating activities was $16.1 million and $10.4 million during the first nine months of 2002 and 2001, respectively. In 2002, the cash provided by operating activities represented earnings from operations together with a dividend of $1.1 million received from the joint venture container purchase program. This was partly offset by a decrease in amounts payable and accrued expenses. The net cash generated in 2001 reflected a decrease in container equipment for resale, resulting from the sale of $8 million of container equipment to a new managed container owner program of which $6.8 million was used to pay container manufacturers.

The Cronos Group

     Cash from Investing Activities: Net cash used in investing activities was $3.8 million in the first nine months of 2002, reflecting the acquisition of $5.6 million of container and other equipment. This was more than offset by the sale of $11.8 million of container equipment, of which $9.8 million was sold to a new container purchase program. Net cash used in investing activities was $14.1 million in the first nine months of 2001, reflecting the acquisition of $17.9 million of container equipment, $9 million of which relates to a five year refrigerated container term lease. Net cash provided by investing activities comprised proceeds generated from the sale of container equipment of $5.9 million, and proceeds from the sale of investments of $0.5 million.

     Cash from Financing Activities: Net cash used in financing activities was $10.9 million during the first nine months of 2002. Proceeds from the issuance of new term debt of $16.3 million was more than offset by the repayment of $27.2 million of debt and capital lease obligations, including $11.3 million that was repaid at the inception of the joint venture container purchase program. In the first nine months of 2001, net cash provided by financing activities was $2.1 million.

Capital Resources

     The Group purchases new containers for its own account and for resale to Managed Container Owners and other parties. At September 30, 2002, the Group owed container manufacturers $1.6 million for equipment, of which $1.5 million is scheduled to be funded in the fourth quarter of 2002, utilizing available container funding facilities.

     In addition, the Group had outstanding orders to purchase container equipment at September 30, 2002 of $1.5 million. These orders relate to containers to be financed by the Group using available container funding facilities.

     On September 18, 2002, Cronos established a container purchase program (the “Program”) with a major international financial services provider (the “Bank”), and a current lender to the Company. The purpose of the Program is to acquire and lease to third party lessees marine cargo containers through a joint venture 50% owned by a subsidiary of the Company and 50% owned by an affiliate of the Bank. The joint venture entity is a bankruptcy-remote, special purpose company organized under the laws of Bermuda.

     The Bank has committed $35 million in debt financing to the joint venture, and each of the Group and the Bank have committed approximately $5 million in equity to the joint venture. The intention is to expand the Program, as additional lenders become part of the lending group, with the lenders providing up to 80% of the cost of acquiring the containers and the joint venture partners each providing one-half of the equity to fund the balance of the capital requirements of the joint venture.

     The Group sold approximately $18.8 million of containers to the joint venture and transferred an additional $4.7 million of containers as a capital contribution. The Group utilized the proceeds from the sale of containers to repay approximately $10.2 million of indebtedness outstanding under its existing revolving line of credit with the Bank. In addition, an initial distribution from the joint venture of approximately $1.1 million was utilized to further reduce the existing revolving line of credit with the Bank. The sale of the containers by the Group to the joint venture did not result in a material gain (or loss).

     In connection with the establishment of the Program, and the repayment of a portion of the outstanding balance under its revolving line of credit with the Bank, the Group has amended its revolving line of credit agreement with the Bank to reduce the maximum commitment of the Bank thereunder from $60 million to $50 million, and has agreed to amortize the balance outstanding under the revolving line of credit, as of September 18, 2003, over five years.

     The Group believes that it has sufficient capital resources to support its operating and investing activities for the next twelve months.

The Cronos Group

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

     Interest rate risk: Outstanding borrowings are subject to interest rate risk. Approximately 83% of total borrowings had floating interest rates at September 30, 2002. The Group conducted an analysis of borrowings with variable interest rates to determine their sensitivity to interest rate changes. In this analysis, the same change was applied to the current balance outstanding, leaving all other factors constant. It was found that if a 10% increase were applied to variable interest rates, the expected effect would be to reduce annual cash flows by $0.3 million.

     Exchange rate risk: Substantially all of the Group’s revenues are billed and paid in US dollars and a significant portion of costs are billed and paid in US dollars. Of the remaining costs, the majority are individually small, unpredictable and incurred in various denominations and thus are not suitable for cost effective hedging. By reference to the first nine months of 2002, it is estimated that for every 10% incremental decline in the value of the US dollar against various foreign currencies, the effect would be to reduce annual cash flows by $0.9 million in any given year.

     As exchange rates are outside of the control of the Group, there can be no assurance that such fluctuations will not adversely effect its results of operations and financial condition.

Item 4 — Controls and Procedures

     The principal executive and principal financial officers of the Company have evaluated the disclosure controls and procedures of the Group within 90 days prior to the filing of this quarterly report. As used herein, the term “disclosure controls and procedures” has the meaning given to the term by Rule 13a-14 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), and includes the controls and other procedures of the Group that are designed to ensure that information required to be disclosed by the Company in the reports that it files with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon their evaluation, the principal executive and financial officers of the Company have concluded that the Group’s disclosure controls and procedures provide reasonable assurance that the information required to be disclosed by the Company in this report is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms applicable to the preparation of this report.

     There have been no significant changes in the Group’s internal controls or in other factors that could significantly affect the Group’s internal controls subsequent to the evaluation described above conducted by the Company’s principal executive and financial officers.

The Cronos Group

     PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

     Disputes with the Contrin Group

     Contrin’s $2.6 Million Claim. The Group manages containers for investment entities sponsored by or affiliated with Contrin. Approximately 1% (measured by TEUs) of the Group’s fleet of containers is owned by Contrin. The Group is in litigation with Contrin over funds that Contrin claims to have remitted to Cronos for the purchase of additional containers. Contrin claims that in 1994 it transmitted $2.6 million to Cronos for the purchase of containers. The Group did not receive these funds and believes that the funds were diverted to an account controlled by Mr. Palatin, and that this was known or should have been known by Contrin.

     On August 8, 2000, Contrin, through its affiliate, CWC, filed an action in the Luxembourg District Court against the Company, seeking recovery of $2.6 million, together with interest and costs. On January 10, 2001, the Company responded to CWC’s complaint, (i) requesting that the District Court dismiss the proceeding for lack of jurisdiction over the dispute, and (ii) denying Contrin’s claims on the merits. Since January 10, 2001, the parties have supplemented their pleadings and filed documentary evidence with the court to respond to assertions made and evidence submitted by the other party. On September 26, 2002, the Company issued its “intervening” summons in the proceeding, naming Mr. Palatin, his wife, and Klamath as cross-defendants. By its intervening summons, the Company claims the right to indemnity from the Palatins and Klamath for any liability imposed upon the Company in favor of Contrin on Contrin’s claims against the Company. Klamath is a Panamanian company and the record owner of an estate located in Amersham, England. The Company alleges that a substantial portion of the $2.6 million transferred by Contrin for the purchase of containers was diverted by the Palatins to improve and furnish the Amersham estate, in which they lived in 1994, and that Mr. Palatin is the beneficial owner of Klamath. The Company is currently in the process of serving the summons on the Palatins and Klamath; once served, the cross-defendants will have the opportunity to file responsive pleadings and evidence. No date has been set for a final hearing on CWC’s claims against the Company.

     In anticipation of the filing of Contrin’s claims against the Company in Luxembourg, the Group, on June 1, 2000, filed a protective claim in the High Court of Justice, London, England, against Mr. Palatin and his wife. By this claim, the Group seeks to establish that the Palatins are liable to the Group for any liability which the Group may have to Contrin arising out of the 1994 transfers. On March 29, 2001, the Group secured a “freezing injunction” from the High Court of Justice in aid of its UK claim against the Palatins. By the injunction, the Palatins are prohibited from selling, charging, or otherwise disposing of their interest in the Amersham estate. The injunction also extends to Klamath, the record owner of the estate.

     The Palatins and Klamath have contested the jurisdiction of the High Court of Justice over them, or, in the alternative, have requested that the court exercise its discretion not to exercise jurisdiction over them. In support their application, the Palatins have filed an affidavit with the court asserting that the Amersham estate is owned by Pontino, SA, a Panamanian company, in which they disclaim any interest. The Group has opposed the applications of the Palatins and Klamath. A hearing on the defendants’ motion for dismissal was originally scheduled to be heard on July 22, 2002; the hearing was postponed and has been re-set for hearing on November 27, 2002, or, if the motion cannot be heard on that date, on January 21, 2003.

     In light of the Company’s issuance of its intervening summons against the Palatins and Klamath in the Luxembourg proceeding, described above, the Group is seeking a stay of prosecution of the UK proceeding pending the outcome of the Luxembourg proceeding, and is seeking to preserve its freezing injunction prohibiting any disposition by the defendants of their interest in the Amersham estate pending the outcome of the Luxembourg proceeding.

The Cronos Group

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

     Austrian Conviction of Mr. Palatin. In July 1998, the Vienna public prosecutor initiated criminal proceedings against Mr. Palatin, Axel Friedberg, a director of the Company from January 1997 through March 1999, and a third defendant, the managing director of the Austrian companies affiliated with Contrin. The focus of the indictment is the defendants’ conduct in managing, or controlling the management of, the Austrian entities affiliated with Contrin.

     One of the counts of the indictment involved Contrin’s transfer, in 1994, of $2.6 million, discussed above. Specifically, the 1998 indictment alleged that S. Palatin instructed the managing director of Contrin’s Austrian affiliates to transfer this amount, intended for the purchase of containers to be managed by the Group, to the personal account of Mr. Palatin’s wife. The Vienna public prosecutor alleged that this conduct constituted the crime of gross fraud under the Austrian criminal code.

     The trial of the defendants proceeded intermittently through October 15, 2002. On that date, the court, in the form of two judges and two lay jurors, rendered its judgment, convicting Messrs. Palatin and Contrin’s managing director of certain of the counts brought against them, and acquitting Mr. Friedberg of the counts brought against him. Mr. Palatin was convicted of gross fraud with respect to the transfer by Contrin of $2.6 million in 1994. The public prosecutor withdrew the count alleging that Contrin’s managing director colluded in this conversion, but has reserved the right to re-file the count against Contrin’s managing director. Mr. Palatin was also convicted of three of the other counts involving his mismanagement of the Austrian entities affiliated with Contrin, and sentenced to nine years in prison.

     The defendants have entered appeals of their convictions. The Group has not fully evaluated the impact of Mr. Palatin’s conviction on the prosecution of the proceedings it has brought against Mr. Palatin in Luxembourg and in the United Kingdom, described above. The Group presently intends to proceed vigorously with the prosecution of the aforesaid proceedings against Mr. Palatin, his wife, and Klamath.

     Contrin’s $0.5 Million Claim. On August 2, 2001, CWC filed a separate claim against CNV, a wholly-owned Netherlands Antilles subsidiary of the Company, in the High Court of Justice, London, England. By its claim, CWC asserts that CNV, wrongfully and in violation of the container management agreement between CWC and CNV, failed to distribute to CWC $0.5 million in distributions for the second through fourth calendar quarters of 1996. CWC seeks recovery of this sum, plus interest. On December 31, 2001, CNV filed its defense to CWC’s claim, denying CWC’s claims and denying that CNV is liable to the CWC in any amount. A trial of CWC’s claim is set for January 27, 2003.

     Concurrently with the filing of its defense to CWC’s claims, CNV filed a separate claim against the Palatins and Klamath, seeking recovery of $0.5 million from the Palatins that CNV alleges was misappropriated from CNV by Mr. Palatin. On April 8, 2002, Klamath filed its application with the court seeking an order declaring that the court has no jurisdiction over Klamath or, in the alternative, that it should exercise its discretion not to assert jurisdiction over the Group’s claims against Klamath. The Palatins filed their application for dismissal with the court on July 5, 2002, alleging that the court has no jurisdiction over them. CNV opposes both applications. A hearing on the applications is scheduled to be heard on November 27, 2002, or, if the hearing cannot be held on that date, on January 21, 2003.

The Cronos Group

     Contrin’s Contractual Disposal Claim. On September 18, 2002, three Austrian affiliates of Contrin filed a claim against CNV in the High Court of Justice, London, England. The claimants assert that CNV has breached container management agreements entered into in 1993 by selling containers without obtaining the consent of the claimants, in violation of the terms of the container management agreements. The claimants assert that they are entitled to all sums received by CNV from the sale of containers wrongfully disposed of under the container management agreements or, alternatively, that CNV is liable for damages for wrongfully depriving the claimants of the use and possession of the containers sold. Claimants assert damages in excess of £50,000 pounds sterling, and request an accounting, interest, and costs.

     Prior to the filing of the above-described action, CNV had rejected Contrin’s container disposal contractual claims as a misinterpretation of the relevant container management agreements, and intends to vigorously defend the claim filed by the three Contrin affiliates on September 18, 2002.

     Threatened TOEMT Claim. A subsidiary of the Company manages refrigerated containers for TOEMT. TOEMT, which is currently in liquidation in the United Kingdom, has been separately registered by the same name in both the United Kingdom and in the Isle of Man. Contrin has asserted a right to the distributions being held by the Group for TOEMT. Contrin has provided the Group with copies of default judgments Contrin secured in January and June 2001 from the Commercial Court of Vienna, Austria, against TOEMT, the UK company, in the amount of $0.1 million, and against TOEMT, the Isle of Man company, in the amount of $0.4 million. Until clarification is secured by the court overseeing the liquidation of the UK TOEMT and/or through agreement with the creditors of TOEMT, the Group presently intends to continue to set aside the distributions due and payable by the Group on the containers it manages for TOEMT.

     Contrin, through its UK counsel, has also provided notice to the Group of a claim counsel asserts will be filed against CNV by the liquidator of the UK TOEMT company. Counsel advises that the liquidator will allege that TOEMT (UK) entered into a management agreement with CNV on or about March 10, 1986; that sometime after November 21, 1991 (the date counsel alleges TOEMT (Isle of Man) was organized), CNV, in breach of the terms of the management agreement, transferred containers from TOEMT (UK) to TOEMT (Isle of Man) and/or paid over revenues and sums due to TOEMT (UK) to TOEMT (Isle of Man), in each case without the consent of TOEMT (UK). Counsel further advises that the liquidator will assert a right to all of the revenues the Group has set aside representing the distributions due and payable on the containers it manages for TOEMT, and will request an accounting, a declaration that TOEMT (UK) is the rightful owner of the containers purportedly transferred by CNV to TOEMT (Isle of Man), an order requiring CNV to pay to the liquidator all distributions set aside by the Group for TOEMT, and damages for breach of contract. The notice does not specify the amount of damages.

     The Group believes the assertions of wrongdoing made on behalf of TOEMT (UK) are without merit. If the liquidator of TOEMT (UK) proceeds with the filing of its claim against the Group, the Group intends to vigorously defend the claim.

     Collection of Palatin Notes

     On May 8, 2001, the Massachusetts Superior Court entered its judgment against Mr. Palatin and Klamath, affirming the default judgment secured on February 8, 2000 in the New York State Supreme Court by a subsidiary of the Company, Cronos Equipment (Bermuda) Limited (“CEB”) against Mr. Palatin in the amount of $6.6 million. The court further ordered the Group’s transfer agent to cancel 1,793,798 outstanding common shares of the Company owned of record by Klamath (the “Klamath Shares”), beneficially owned by Mr. Palatin, in partial satisfaction of the New York State Supreme Court judgment, and to transfer the Klamath Shares on the books and records of the transfer agent to CEB. The Group’s transfer agent promptly canceled the Klamath Shares and issued a new stock certificate for 1,793,798 common shares of the Company to CEB. The Court also ordered Mr. Palatin and Klamath to pay CEB’s fees and expenses, including attorneys’ fees, incurred in securing the final judgment.

     As of May 8, 2001, the amount owed by Mr. Palatin to CEB under the New York judgment totaled $7.3 million, representing the amount of the judgment ($6.6 million) plus interest thereon at 9% per annum. The Group reduced the amount owed by Mr. Palatin to CEB under the judgment by $6 million as a result of the cancelation of the Klamath Shares, leaving a balance due under the judgement of $1.3 million as of May 8, 2001.

The Cronos Group

     On November 23, 2001, CEB filed its claim against Mr. Palatin in the High Court of Justice, London, England, for the purpose of collecting the remaining balance due to CEB under the New York judgment. CEB will seek to enforce the claim against the estate that the Group believes is beneficially owned by Mr. Palatin in Amersham, England. On July 5, 2002, Mr. Palatin filed his application with the court seeking an order declaring that the court has no jurisdiction over him or, in the alternative, that it should exercise its discretion not to assert jurisdiction over him on the ground of forum non conveniens. CEB opposes Mr. Palatin’s application. A hearing on the application is tentatively set for November 27, 2002; if the hearing cannot be held on that date, then the hearing will be held on January 21, 2003.

     At the annual shareholders’ meeting held June 12, 2002, the shareholders approved a proposal to retire and cancel the Klamath Shares then held of record by CEB. As a result of this approval, the Klamath shares are no longer deemed authorized or outstanding common shares of the Company.

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

Item 6 — Exhibits and Reports on Form 8-K

     (a)  Exhibits

     99.1 Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2 Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

     On October 2, 2002, a Current Report on Form 8-K was filed by the Company announcing the establishment of a joint venture container purchase program with a major European financial institution.

The Cronos Group

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CRONOS GROUP

SIGNATURE		TITLE	DATE

By	/s/ PETER J YOUNGER Peter J Younger	Director, Chief Operating Officer, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)	November 12, 2002

The Cronos Group

CERTIFICATIONS
(Exchange Act Rule 13a-14)

     I, Dennis J Tietz, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of The Cronos Group (the “Registrant”);

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

     4. The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the Audit Committee of Registrant’s Board of Directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

     6. The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/   DENNIS J TIETZ
Dennis J Tietz
Chief Executive Officer

The Cronos Group

CERTIFICATIONS
(Exchange Act Rule 13a-14)

     I, Peter J Younger, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of The Cronos Group (the “Registrant”);

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

     4. The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the Audit Committee of Registrant’s Board of Directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

     6. The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/   PETER J YOUNGER
Peter J Younger
Chief Financial Officer

The Cronos Group

CERTIFICATIONS
(Exchange Act Rule 13a-14)

     Exhibit Index

Number	Exhibit	Page

99.1	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *	26
99.2	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *	27

*	These two certifications, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, are not deemed to be “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.