Form 10-K
period 2002-12-31
CRONOS GROUP
filed 2003-03-28
CIK 919869

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

      ☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2002

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

16, ALLÉE MARCONI, BOÎTE POSTALE 260, L-2120 LUXEMBOURG

(Address of principal executive offices)(zip code)

Registrant’s telephone number, including area codes:

(352) 453145

Securities registered pursuant to Section 12(b) of the Act.

Title of each class None	Name of each exchange on which registered Not applicable

Securities registered pursuant to Section 12(g) of the Act.

Common Shares, $2 par value per share

(Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☒  NO ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K.     ☐

      The aggregate market value of voting stock of the registrant held by non-affiliates as of March 24, 2003 (Common Shares) was approximately $21,123,430.

      The number of Common Shares outstanding as of March 24, 2003:

Class	Number of Shares Outstanding

Common	7,360,080

      Portions of the following documents have been incorporated by reference into this report.

Document	Parts in Which Incorporated

Proxy Statement for Annual Meeting to be held in 2003	Part III

The Cronos Group

TABLE OF CONTENTS

Page

Introductory Note
PART I
Item 1 — Description of Business
Item 2 — Properties
Item 3 — Legal Proceedings
Item 4 — Submission of Matters to a Vote of Security Holders
PART II
Item 5 — Market for the Company’s Common Equity and Related Stockholder Matters
Item 6 — Selected Financial Data
Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A — Quantitative and Qualitative Disclosures about Market Risk
Item 8 — Financial Statements and Supplementary Data
Item 9 — Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
PART III
Item 14 — Controls and Procedures
PART IV
Item 15 — Exhibits, Financial Statement Schedules, and Reports on Form 8-K

i

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

      All statements in this report regarding the market for the Company’s container leasing services and the Company’s revenues, expenses, and financial condition, and any statement containing the words “anticipate”, “believe”, “plan”, “estimate”, “expect”, “intend” or other similar expressions, constitute forward-looking statements. Our actual results of operations may differ materially from those contained in any forward-looking statement. This cautionary statement applies to all forward-looking statements wherever they appear in this report.

      An investment in the common shares of the Company involves a high degree of risk. The principal risks that attend the Company and its business include the following:

Cronos is heavily dependent upon third-parties to supply it with the capital needed to acquire containers; such capital may not be available to the Group to enable it to expand its fleet of containers.

The Group is in dispute with a group of container owners over actions taken by prior management; the group of container owners has filed lawsuits against Cronos in Luxembourg and in the United Kingdom, claiming damages in excess of $3 million, before interest and costs.

The market for the Company’s outstanding common shares is not liquid. The Company’s six largest groups of shareholders control approximately 72% of its outstanding common shares. For 2002, the average daily trading volume in the Company’s shares was 1,365.

      The Group is subject to other risks in the operation of its business. For a discussion of the container leasing industry and the Group’s business, see “Description of Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.

      For a discussion of the Group’s legal proceedings, see “Legal Proceedings” herein. For a discussion of the Group’s commitments and contingencies, see Note 13, “Commitments and Contingencies”, to the Company’s Consolidated Financial Statements. For a discussion of the market for the Company’s common shares, see “Market for the Company’s Common Equity and Related Stockholder Matters” herein.

ii

PART I

Item 1 — Description of Business

          Introduction

      The Company is a limited liability company (société anonyme) organized in Luxembourg with its registered office at 16, Allée Marconi, Boîte Postale 260, L-2120 Luxembourg (telephone (352) 453145). The Company is registered with the Luxembourg Registrar of Companies under registration number R.C.S. Lux. B. 27489. The internet address of the Company is www.cronos.com. Cronos Containers Limited, the Company’s principal container leasing subsidiary, is a UK corporation located at The Ice House, Dean Street, Marlow, Buckinghamshire, SL7 3AB, England.

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

      Cronos is one of the world’s leading lessors (by aggregate TEU capacity) of intermodal marine containers. It owns and manages a fleet of dry cargo, refrigerated, tank and dry freight special containers. Dry freight specials represent a small but growing segment of the world container fleet and include rolltrailers, cellular palletwide containers (“CPCs”), flatrack and open top containers. Through an extensive global network of offices and agents, Cronos leases both its own and other owners’ containers to over 400 ocean carriers and transport operators, including all of the 30 largest ocean carriers.

          Industry Background

      A marine cargo container is a reusable metal container designed for the efficient carriage of cargo with a minimum of exposure to loss through damage or theft. Containers are manufactured to conform to worldwide standards of container dimensions and container ship fittings adopted by the International Standards Organization (“ISO”) in 1968. The standard container is either 20’ long × 8’ wide × 8’6” high (one TEU) or 40’ long × 8’ wide × 8’6” high (two TEU). Standardization of the construction, maintenance and handling of containers allows containers to be picked up, dropped off, stored and repaired effectively throughout the world. This standardization is the foundation on which the container industry has developed.

      Standard dry cargo containers are rectangular boxes with no moving parts, other than doors and are typically made of steel. They are constructed to carry a wide variety of cargoes ranging from heavy industrial raw materials to light-weight finished goods. Specialized containers such as refrigerated and tank containers are utilized for the transport of temperature-sensitive goods and for the carriage of liquid cargo. CPCs provide shipping lines with a container with extra width for the carriage of unitized or palletized cargoes. Dry cargo containers currently constitute approximately 88% (in TEU) of the worldwide container fleet. Refrigerated containers and tank containers currently constitute approximately 5% (in TEU) of the worldwide container fleet, with open-tops and other specialized containers constituting the remaining 7%. See “Fleet Profile” below.

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

      The logistical advantages and reduced freight rates brought about by containerization have been major catalysts for world trade growth since the late 1960s, resulting in increased demand for containers. The world’s container fleet has grown from an estimated 270,000 TEU in 1969 to approximately 16 million TEU by the end of 2002.

      The container leasing business is cyclical and depends largely upon the volume of world trade.

          Benefits of Leasing

      Leasing companies own approximately 44% of the world’s container fleet with the balance owned predominantly by shipping lines. Shipping lines, which traditionally operate on tight profit margins, often supplement their owned fleet of containers by leasing a portion of their equipment from container leasing companies, and in doing so, achieve the following financial and operational benefits:

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

      Lease rates depend on several factors including the customer credit rating, type of lease, length of term, maintenance provided, type and age of the equipment, equipment replacement costs and market conditions.

          Company Strategy

      Cronos focuses primarily on providing flexible term and master leases to the world’s top ocean carriers, across a broad range of dry and specialized containers.

          Lease Profile

      Cronos offers flexible leasing arrangements primarily through term and master leases on dry cargo containers.

	Percentage of Fleet by Lease Type as of December 31, 2002

				Dry Freight
Type of Lease	Dry Cargo	Refrigerated	Tank	Specials

Master	48%	30%	48%	45%
Term
- short-term	13%	18%	40%	9%
- long-term	34%	50%	7%	35%
Direct Financing	5%	2%	5%	11%

Total	100%	100%	100%	100%

      The terms and conditions of the Group’s leases provide that customers are responsible for paying all taxes and service charges arising from container use, maintaining the containers in good and safe operating condition while on lease and paying for repairs, excluding ordinary wear and tear, upon redelivery. Some leases provide for a “damage protection plan” whereby lessees, for an additional payment (which may be in the form of a higher per diem rate), are relieved of the responsibility of paying some of the repair costs upon redelivery of the containers. The Group provides this service to selected customers. Repairs provided under such plans are carried out by the same depots, under the same procedures, as are repairs to containers not covered by such plans. Customers are also required to insure leased containers against physical damage, loss and against third-party liability for loss, damage, bodily injury or death.

          Customers

      Cronos is not dependent upon any particular customer or group of customers. None of the Group’s customers accounts for more than 10% of its revenue and the ten largest customers accounted for approximately 44% of the total TEU fleet on-hire. The majority of Cronos’ customers are billed and pay in United States dollars.

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

      Refrigerated containers are used to transport temperature-sensitive products, such as meat, fruit, vegetables and photographic film. All of Cronos’ refrigerated containers have high-grade stainless steel interiors. The majority of Cronos’ 20’ refrigerated containers have high-grade stainless steel outer walls, while most of the 40’ refrigerated containers are steel framed with aluminum outer walls to reduce weight. As with the dry cargo containers, all refrigerated containers are designed to minimize repair and maintenance and maximize damage resistance. Cronos’ refrigerated containers are designed and manufactured to include the latest generation refrigeration equipment, with the most recently built units controlled by modular microprocessors.

      Cronos’ tank containers, both owned and managed, are constructed and maintained in accordance with strict international codes for the worldwide transport and storage of bulk liquids on both land and sea. These codes include ISO, International Maritime Organization (“IMO”) and American Society of Mechanical Engineers (“ASME”) VIII Pressure Vessel Design Code. The fleet comprises both IMO1 and IMO2 type tanks, enabling them to carry highly flammable, corrosive, toxic and oxidizing substances as well as non-hazardous cargoes such as food stuffs and oils. They range in capacity from 17,500 litres to 31,000 litres and are generally insulated and equipped with a heating system (steam or electrical) or alternatively, a refrigeration system.

      Cronos diversified into dry freight specials in 1996, when it acquired Intermodal Leasing AB, a Swedish company with a fleet of approximately 800 rolltrailers, a type of heavy-duty chassis used for moving cargo onto and off of ships. Cronos markets this product on a worldwide basis through its network of offices and agents, and has increased its rolltrailer fleet to 2,667 TEU at the end of 2002. Cronos owns the patents for the CPC, a specialized container designed specifically for the carriage of European coastal cargo on “Euro” or “metric” pallets. CPCs allow for the side-by-side stowage of pallets which is not possible in a standard ISO container, therefore increasing the load capacity per container.

      During 2002, the size of the Group’s total fleet decreased by 900 TEU, representing new container production of 20,246 TEU and net of disposals of 21,146 TEU. The total cost of new container production for the total fleet in 2002 was $32.2 million.

	Cronos Fleet (in TEU thousands)
	at December 31,

	2002	2001	2000	1999	1998

Dry Cargo	364.5	368.4	375.9	346.6	337.8
Refrigerated	13.3	13.9	12.5	13.6	14.7
Tank	2.4	2.3	2.0	2.0	2.0
Dry Freight Specials:
CPCs	8.3	5.4	3.3	3.1	2.4
Rolltrailer	2.7	2.5	2.5	1.9	2.2
Other Dry Freight Specials	3.8	3.4	3.0	2.7	2.3

Total Fleet	395.0	395.9	399.2	369.9	361.4

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

      All of the tank containers in the Cronos fleet have been purchased from manufacturers based in the United Kingdom, South Africa, Belgium and China.

     Repair and Maintenance

      All containers are inspected and repaired when redelivered by customers who are obligated to pay for all damage repairs, excluding wear and tear, according to standardized industry guidelines. Some customers are relieved of the responsibility for paying some repair costs upon redelivery of containers, as described under “Description of Business — Lease Profile”. Depots in major port areas perform repair and maintenance work that is verified by either independent surveyors or the Cronos technical and operations staff.

      Before any repair or refurbishment is authorized on older containers in the Cronos fleet, the Cronos technical and operations staff review the age, condition and type of container and its suitability for continued leasing. Cronos compares the cost of such repair or refurbishment with the prevailing market resale price that might be obtained for that container and makes the appropriate decision whether to repair or sell the container. Cronos is authorized to make this decision for most of the owners for whom it manages equipment and makes the decision by applying the same standards to the managed containers as to its own containers.

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

     Operations

      Cronos’ sales and marketing operations are conducted through Cronos Containers Limited (“CCL”), a wholly-owned subsidiary based in the United Kingdom. CCL is supported in this role by area offices and dedicated agents located in San Francisco, New Jersey, Antwerp, Genoa, Hamburg, Gothenburg, Singapore, Hong Kong, Sydney, Tokyo, Taipei, Seoul, Rio de Janeiro, Shanghai and Madras.

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

      In addition, Cronos relies on the services of approximately 300 independently-owned and operated depots around the world to inspect, repair, maintain and store containers while off-hire. The Group’s area offices authorize all container movements into and out of the depot and supervise all repairs and maintenance performed by the depot. The Group’s technical staff set the standards for repair of the Cronos fleet throughout the world and monitor the quality of depot repair work. The depots provide a link to the Group’s operations, as the redelivery of a container into a depot is the point at which the container is off-hired from one customer and repaired in preparation for re-leasing to the next customer.

      Cronos’ global network is integrated with its computer system and provides 24-hour communication between offices, agents and depots. The system allows Cronos to manage and control its global fleet by providing the responsiveness and flexibility necessary to service the leasing market effectively. This system is an integral part of Cronos’ service, as it processes information received from the various offices, generates billings to lessees and produces a wide range of reports on all aspects of the Group’s leasing activities. The system records the life history of each container, including the length of time on-hire, repair costs, as well as port activity trends, leasing activity and equipment data per customer. The operations and marketing data is fully interfaced with Cronos’ finance and accounting system to provide revenue, cost and asset information to management and staff around the world.

     Competition

      Competition among container leasing companies is based upon several factors, including the location and availability of inventory, lease rates, the type, quality and condition of the containers, the quality and flexibility of the service offered, the availability of suitable financing and the professional relationship between the customer and the lessor. Other factors include the speed with which a leasing company can prepare its containers for lease and the ease with which a lessee believes it can do business with a lessor or its local area office. Not all container leasing companies compete in the same market as some supply only dry cargo containers and not specialized containers. In addition to dry cargo containers, refrigerated containers and tanks, Cronos supplies a wide range dry freight special equipment.

      Cronos competes with various container leasing companies in the markets in which it conducts business. Mergers and acquisitions have been a feature of the container leasing industry for over a decade and the leasing market essentially comprises three distinct groups: the very large (in TEU terms) companies, GE SeaCo, Textainer Group, Transamerica Leasing, Triton Container International Ltd. and Interpool Inc., who

between them, with fleets of around 1 million TEU each in mid-2002, control approximately two thirds of the total leased fleet; a middle tier of companies possessing fleets in the 200,000 to 500,000 TEU range; and the smaller, more specialized fleet operators. In recent years, several major leasing companies, as well as numerous smaller ones, have been acquired by competitors. Cronos believes that the trend towards consolidation in the container leasing industry will continue, up to a point. There appears to be an upper limit to the size of the optimum fleet, beyond which dis-economies of scale and / or barriers against further market share development become apparent. Furthermore, ocean carriers have a tendency to support a number of lessors simultaneously in order to maximize competition and increase the number of available locations for redelivery of containers. Economies of scale, worldwide operations, diversity, size of fleet and financial strength are increasingly important to the successful operation of a container leasing business. Additionally, as containerization continues to grow, and regions such as China, South America and the Indian sub-continent generate an increasing volume of containerized cargo, customers may demand more flexibility from leasing companies, particularly regarding per diem rates, pick-up and drop-off locations, and the availability of containers.

      In recent years, Cronos and other lessors have developed certain internet-based applications. For Cronos, these applications allow customer access to make on-line product inquiries. The Group is continuing to develop this side of its business and will introduce other internet options as suitable applications are identified.

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

Operating Segments

      Cronos has three operating segments, which are determined based on source of container funding:

1. Container Equity Programs (“Container Equity Programs”),

2. Other Managed Container Owners (“Other Managed Container Owners”), and

3. Owned Containers (“Owned Containers”).

      In September 2002, the Group announced the establishment of a joint venture container purchase program (the “Joint Venture Program”). Prior to the inception of the Joint Venture Program, the Cronos operating segments were defined as containers managed on behalf of US Limited Partnerships, containers managed on behalf of Other Managed Container Owners, and containers owned by the Group itself. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information”, Cronos structures operating segments based on the way in which management organizes the Group for making operating decisions and assessing performance. The Group views the new Joint Venture Program as a natural extension to its US Limited Partnership programs. The Joint Venture Program will target the same container products and customer base and the operating decision making and performance assessment processes will be consistent with those used for the US Limited Partnership programs. Accordingly, the Group has combined the US Limited Partnerships and the Joint Venture Program into a revised operating segment entitled Container Equity Programs.

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

      The following chart summarizes the composition of the Cronos fleet (based on original equipment cost) at December 31 for each of the years indicated:

	2002	2001	2000	1999	1998

Container Equity Programs	31%	29%	31%	33%	34%
Other Managed Container Owners	44%	45%	45%	45%	41%
Owned Containers	25%	26%	24%	22%	25%

Total	100%	100%	100%	100%	100%

      As of December 31, 2002, no single owner, other than the Group, held more than 13% of the Cronos fleet (based on original equipment cost).

      All containers, whether owned or managed, are leased as part of a single global fleet, without regard to ownership. One customer, Mediterranean Shipping Company S.A. (“MSC”), generated 11.5% of gross lease revenue of the Container Equity Program in the year ended December 31, 2002. MSC is a private company based in Switzerland and is ranked as the second largest container liner operator in the world. The Group evaluates the performance of its operating segments based on operating profit or loss. Lease revenue is deemed to be earned based on the physical location of the containers while on lease. Substantially all of the Group’s lease revenue is earned on containers used in global trade routes. Accordingly, the Group believes that it does not possess discernible geographic reporting segments as defined in SFAS No. 131. See Note 2 to the 2002 Consolidated Financial Statements.

      Segment revenues from external customers, operating profit or loss and total assets are disclosed in the Group’s Financial Statements and are incorporated herein by reference.

     Container Equity Programs

      Cronos raised capital through investment syndication activities from 1979 to 1997 by organizing and sponsoring public limited partnership offerings. Cronos sponsored sixteen public limited partnerships and raised over $478 million from over 37,000 investors, providing the means to purchase 181,000 TEU of dry cargo containers, 3,500 TEU of refrigerated containers and 300 TEU of tank containers. A majority of the limited partners in a partnership can remove the general partner, thereby terminating the agreement with Cronos. However, upon any such removal, the general partner is entitled to payment, generally over five years, of the present fair market value of its interest in the partnership.

      The US Limited Partnerships provide compensation to Cronos consisting of the following fees and commissions:

•	Acquisition fees: equal to 5% of the original cost of equipment purchased by the partnerships, recognized for accounting purposes over a 12-year period;

•	Base management fees: equal to 7% of gross lease revenue;

•	General partner share: equal to 5% of distributable cash generated by the partnerships’ operating activities;

•	Incentive fees: equal to 15% of distributable cash after the limited partners have received a return of their adjusted capital contributions and distributions in an amount equal to a cumulative compounded rate between 8% to 10% per annum (depending on the program);

•	Reimbursed administrative expenses: for certain overhead and operating expenses.

      Management fees, acquisition fees and equity in Container Equity Programs recorded by the Group, were $5.1 million, $6.4 million, and $8.3 million, respectively, for the years ended December 31, 2002, 2001 and 2000, respectively.

      In September 2002, Cronos established the Joint Venture Program with a current lender to the Company. The purpose of the Joint Venture Program is to acquire and lease to third party lessees marine cargo containers. The Joint Venture Program will provide compensation to Cronos consisting of the following fees:

•	Management fees: equal to 8% of net lease revenue;

•	Acquisition fees: equal to 1.25% of the original cost of equipment purchased by the Joint Venture Program, recognized for accounting purposes over a 12-year period;

•	Disposition fees: equal to 5% of the excess of the disposal proceeds over the net book value of a container.

Other Managed Container Owners

      In addition to Container Equity Programs, Cronos manages containers pursuant to agreements negotiated directly with corporations, partnerships and private individuals located in Europe, Asia, the United States and South Africa. Cronos’ obligations to investors in the Container Equity Programs and to Other Managed Container Owners are substantially similar. The terms of the agreements vary from 1 to 15 years and take two principal forms.

      Under the first form of agreement, Cronos generally earns compensation consisting of management fees of between 5% and 30% of the net lease revenue generated by the containers. In addition, Cronos has historically earned an acquisition fee under these agreements of approximately 2.5% to 5% of the aggregate original equipment cost of the equipment managed for the owners where Cronos has negotiated the purchase of the equipment. In certain cases, an incentive fee may also be earned. Acquisition fees under the agreements are generally recognized in Cronos’ statements of operations over periods ranging from 7 to 15 years, representing the life of the agreements to which they relate.

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

      Under the second form of agreement, the container owner is entitled to a fixed payment for a specified term (see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein). Minimum lease payments on the agreements, which have fixed payment terms are presented in Note 11 (c) to the Group’s 2002 Consolidated Financial Statements.

      Total fees earned by the Group from Other Managed Container Owners were $1.2 million, $3 million and $7.4 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Owned Containers

      Cronos uses various forms of debt funding to finance its owned fleet including bank loans and capital leases. Container ownership provides the Group with the ability to generate lease revenues over the life of the container, matched with related interest and depreciation expenses. From time to time, Cronos also owns containers on a temporary basis until such time that the containers are sold to its Container Equity Programs and Other Managed Container Owner programs. Most containers targeted for transfer to managed programs are purchased new by Cronos, and sold to a managed container owner within six months. This strategy allows Cronos more flexibility to negotiate and buy containers strategically, based on market conditions and later sell these containers after the initial lease profile is established for a particular group of containers.

Environmental

      Countries that are signatories to the Montreal Protocol on the environment agreed in November 1992 to restrict the use of environmentally destructive refrigerants, banning production (but not use) of chlorofluorocarbon compounds (“CFCs”) beginning in January 1996. CFCs are used in the operation, insulation and manufacture of refrigerated containers. All of Cronos’ refrigerated containers purchased since June 1993 use non-CFC refrigerant gas in the operation and insulation of the containers, although a reduced quantity of CFCs are still used in the container manufacturing process. The replacement refrigerant used in the Group’s new refrigerated containers may also become subject to similar governmental regulations. During 2001, Cronos conducted a review of the majority of its owned containers that were manufactured in 1992 and earlier. As a result of this review, a $2 million impairment charge was recorded against the carrying value of 1,307 containers. This review targeted owned off-hire containers for immediate disposal. Owned containers that are currently on a lease will be disposed of when they are off-hired. In the past, the Group has retrofitted certain refrigerated containers with non-CFC refrigerants. Cronos has decided not to retrofit any additional containers. In the unlikely event that any such further retrofitting expenses should be required, they would not be material to the financial position or results of operations of the Group. The environmental impact of refrigerant gases has become increasingly prominent. On January 1, 2001, it became illegal for environmentally destructive refrigerants to be handled, other than for disposal, in most of the countries that are members of the European Union.

Employees

      As of December 31, 2002, Cronos had 75 employees worldwide; 40 were located in Europe, 21 in the United States and 14 in Asia and Australia combined. None of Cronos’ employees is covered by a collective bargaining agreement.

Insurance

      Cronos’ lease agreements typically require lessees to obtain insurance to cover all risks of physical damage and loss of the equipment under lease, as well as public liability and property damage insurance. However, the precise nature and amount of the insurance carried by each ocean carrier varies from lessee to lessee.

      In addition, Cronos has purchased secondary insurance effective in the event that a lessee fails to have adequate primary coverage. This insurance covers liability arising out of bodily injury and / or property damage as a result of the ownership and operation of the containers, as well as insurance against loss or damage to the containers, loss of lease revenue in certain cases and cost of container recovery and repair in the event that a customer goes into bankruptcy. Cronos believes that the nature and amounts of its insurance are customary in the container leasing industry and subject to standard industry deductions and exclusions.

Item 2 —	Properties

      Cronos leases approximately 6,300 square feet of office space near London, England, from where its container leasing operations are conducted. Cronos also leases approximately 12,160 square feet of office space (of which approximately 4,260 square feet is sub-let) in San Francisco, California, where its Managed Container Owner activities are based. Cronos also conducts its container leasing operations from offices in New Jersey, Genoa, Gothenburg, Hamburg, Hong Kong, Singapore and Sydney generally under shorter-term leases of varying durations. The containers owned and managed by Cronos are described under Item 1 — “Description of Business — Company Strategy — Fleet Profile, Operating Segments — Container Equity Programs, Other Managed Container Owners and Owned Containers”, above. As of December 31, 2002, Cronos owned 62,321 TEU of dry cargo containers, 6,951 TEU of refrigerated containers, 8,214 TEU of CPCs, 2,013 TEU of rolltrailers, 493 TEU of tank containers, and 1,226 TEU of other specialized equipment. As of December 31, 2002, Cronos managed a total of 302,165 TEU of dry cargo containers, 6,373 TEU of refrigerated containers, 1,911 TEU of tank containers, 654 TEU of rolltrailers, and 2,639 TEU of other specialized equipment.

Item 3 —	Legal Proceedings

Disputes with the Contrin Group

      Contrin’s $2.6 Million Claim. The Group manages containers for investment entities sponsored by or affiliated with Contrin Holding S.A., a Luxembourg holding company (“Contrin”). Approximately 1% (measured by TEUs) of the Group’s fleet of containers is owned by Contrin. The Group is in litigation with Contrin over funds that Contrin claims to have remitted to Cronos for the purchase of containers. Contrin claims that in 1994 it transmitted $2.6 million to Cronos for the purchase of containers. The Group did not receive these funds and believes that the funds were diverted to an account controlled by Stefan M. Palatin, a former chairman and chief executive officer of the Company, and that this was known or should have been known by Contrin.

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

      On September 26, 2002, the Company issued its “intervening” summons in the proceeding, naming Mr. Palatin, his wife, and Klamath Enterprises S.A. (“Klamath”) as cross-defendants. By its intervening summons, the Company claims the right to indemnity from the Palatins and Klamath for any liability imposed upon the Company in favor of Contrin on Contrin’s claims against the Company. Klamath is a Panamanian company and the record owner of an estate located in Amersham, England. The Company alleges that a substantial portion of the $2.6 million transferred by Contrin for the purchase of containers was diverted by the Palatins to improve and furnish the Amersham estate, in which they lived in 1994, and that Mr. Palatin is the beneficial owner of Klamath. The Company has served the summons on Klamath and is in the process of serving the summons on the Palatins. Once served, the cross-defendants will have the opportunity to file responsive pleadings and evidence. Klamath, through its Austrian counsel, has indicated that it will challenge the jurisdiction of the Luxembourg court over it.

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

      The Palatins and Klamath contested the jurisdiction of the High Court of Justice over them, or, in the alternative, requested that the court exercise its discretion not to exercise jurisdiction over them. In support of their application, the Palatins filed an affidavit with the court asserting that the Amersham estate is owned by Pontino S.A., a Panamanian company, in which they disclaim any interest. The Group opposed the applications of the Palatins and Klamath. A hearing was held on the defendants’ motion for dismissal on November 27, 2002, and on December 22, 2002, the court rendered its decision rejecting the defendants’ motion for dismissal. A further hearing was held on February 26, 2003, at which time the court rejected the defendants’ motion for leave to appeal the court’s decision, and awarded the Company 90% of its costs in opposing the motions, ordering the defendants to pay $30,000 on account of these costs. The defendants have indicated they may petition the court of appeal for its consent to appeal the court’s decision on jurisdiction.

      In light of the Company’s issuance of its intervening summons against the Palatins and Klamath in the Luxembourg proceeding, described above, the Group sought a stay of prosecution of the UK proceeding pending the outcome of the Luxembourg proceeding. The court, by its decision of December 22, 2002, rejecting the defendants’ motion to dismiss, declined to stay prosecution of the UK proceeding pending the outcome of the Luxembourg proceeding. Accordingly, depending upon whether the defendants appeal the court’s ruling on jurisdiction, the Group will have to decide whether to pursue its claim for indemnity against the Palatins and Klamath in Luxembourg or in the UK.

      On July 13, 2000, the Group also filed a protective claim against Barclays Bank PLC (“Barclays”) in the High Court of Justice, London, England. Barclays was the bank that received the $2.6 million from Contrin. By its claim, the Group seeks a declaration that Barclays is liable to the Group for $2.6 million, plus interest and costs, arising out of Contrin’s 1994 transfer to an account with Barclays in the name of Mrs. Palatin. In February 2001, the Group obtained an order from the court requiring the production of documents by Barclays. The Group and Barclays have agreed to a stay of the action and that stay remains in place.

      Austrian Conviction of Mr. Palatin. In July 1998, the Vienna public prosecutor initiated criminal proceedings against Mr. Palatin, Axel Friedberg, a director of the Company from January 1997 through March 1999, and a third defendant, the managing director of the Austrian companies affiliated with Contrin. The focus of the indictment was the defendants’ conduct in managing, or controlling the management of the Austrian entities affiliated with Contrin.

      One of the counts of the indictment involved Contrin’s transfer, in 1994, of $2.6 million, discussed above. Specifically, the 1998 indictment alleged that Mr. Palatin instructed the managing director of Contrin’s Austrian affiliates to transfer this amount, intended for the purchase of containers to be managed by the Group, to the personal account of Mrs. Palatin. The Vienna public prosecutor alleged that this conduct constituted the crime of gross fraud under the Austrian criminal code.

      The trial of the defendants proceeded intermittently through October 15, 2002. On that date, the court, in the form of two judges and two lay jurors, rendered its judgement, convicting Messrs. Palatin and Contrin’s managing director of certain of the counts brought against them, and acquitting Mr. Friedberg of the counts brought against him. Mr. Palatin was convicted of gross fraud with respect to the transfer by Contrin of $2.6 million in 1994. The public prosecutor withdrew the count alleging that Contrin’s managing director colluded in this transfer. Mr. Palatin was also convicted of three of the other counts involving his mismanagement of the Austrian entities affiliated with Contrin, and was sentenced to nine years in prison.

      The defendants have entered appeals of their convictions. The Group intends to proceed vigorously with the prosecution of its proceedings against Mr. Palatin, his wife, and Klamath, notwithstanding Mr. Palatin’s conviction in Austria.

      Contrin’s $0.5 Million Claim. On August 2, 2001, CWC filed a separate claim against Cronos Containers N.V. (“CNV”), a wholly-owned Netherlands Antilles subsidiary of the Company, in the High Court of Justice, London, England. By its claim, CWC asserts that CNV, wrongfully and in violation of the container management agreement between CWC and CNV, failed to distribute to CWC $0.5 million in distributions for the second through fourth calendar quarters of 1996. CWC seeks recovery of this sum, plus interest. On December 31, 2001, CNV filed its defense to CWC’s claim, denying CWC’s claims and denying that CNV is liable to the CWC in any amount. The trial of CWC’s claim, initially set for January 27, 2003, has been postponed. The new trial date has yet to be scheduled.

      Concurrently with the filing of its defense to CWC’s claims, CNV filed a separate claim against the Palatins and Klamath, seeking recovery of $0.5 million from the Palatins that CNV alleges was misappropriated from CNV by Mr. Palatin. On April 8, 2002, Klamath filed its application with the court seeking an order declaring that the court has no jurisdiction over Klamath or, in the alternative, that it should exercise its discretion not to assert jurisdiction over the Group’s claims against Klamath. The Palatins filed their application for dismissal with the court on July 5, 2002, alleging that the court has no jurisdiction over them. CNV opposed both applications, and both were heard by the court at the same time as Klamath’s and the Palatins’ challenge to the jurisdiction of the UK court over them with respect to the Group’s $2.6 million claim against them, discussed above. The court, by its decision of December 22, 2002, rejected the defendants’ jurisdictional challenge to CNV’s claim.

      Contrin’s Disposals Claim. On September 18, 2002, three Austrian affiliates of Contrin filed a claim against CNV in the High Court of Justice, London, England (the “Disposals Claim”). The claimants assert that CNV has breached container management agreements entered into in 1993 by selling containers without obtaining the consent of the claimants, in violation of the terms of the container management agreements. The claimants assert that they are entitled to all sums received by CNV from the sale of containers wrongfully disposed of under the container management agreements or, alternatively, that CNV is liable for damages for wrongfully depriving the claimants of the use and possession of the containers sold. Claimants assert damages in excess of $0.1 million, and request an accounting, interest, and costs.

      CNV filed its defense to the Disposals Claim on December 13, 2002, denying the substantive allegations of the claim and that the claimants are entitled to the relief claimed or to any other relief.

Collection of Palatin Notes

      On May 8, 2001, the Massachusetts Superior Court entered its judgement against Mr. Palatin and Klamath, affirming the default judgement secured on February 8, 2000, in the New York State Supreme

Court by a subsidiary of the Company, Cronos Equipment (Bermuda) Limited (“CEB”) against Mr. Palatin in the amount of $6.6 million. The court further ordered the Group’s transfer agent to cancel 1,793,798 outstanding common shares of the Company owned of record by Klamath (the “Klamath Shares”), beneficially owned by Mr. Palatin, in partial satisfaction of the New York State Supreme Court judgement, and to transfer the Klamath Shares on the books and records of the transfer agent to CEB. The Group’s transfer agent promptly cancelled the Klamath Shares and issued a new stock certificate for 1,793,798 common shares of the Company to CEB. The Court also ordered Mr. Palatin and Klamath to pay CEB’s fees and expenses, including attorneys’ fees, incurred in securing the final judgement.

      As of May 8, 2001, the amount owed by Mr. Palatin to CEB under the New York judgement totaled $7.3 million, representing the amount of the judgement ($6.6 million) plus interest thereon at 9% per annum. The Group reduced the amount owed by Mr. Palatin to CEB under the judgement by $6 million as a result of the cancellation of the Klamath Shares, leaving a balance due under the judgement of $1.3 million as of May 8, 2001.

      On November 23, 2001, CEB filed its claim against Mr. Palatin in the High Court of Justice, London, England, for the purpose of collecting the remaining balance due to CEB under the New York judgement. CEB will seek to enforce the claim against the Amersham estate discussed above. On July 5, 2002, Mr. Palatin filed his application with the court seeking an order declaring that the court has no jurisdiction over him or, in the alternative, that it should exercise its discretion not to assert jurisdiction over him on the ground of forum non conveniens. CEB opposed Mr. Palatin’s application, and on December 22, 2002, the court rejected the application at the same time that it rejected Mr. Palatin’s and Klamath’s jurisdictional challenges to the other claims brought by the Group against the Palatins and Klamath in the UK, discussed above. CEB has now filed its motion for summary judgement on its claim; the motion is to be heard on May 23, 2003.

      At the annual shareholders meeting held June 12, 2002, the shareholders approved a proposal to retire and cancel the Klamath Shares then held of record by CEB. As a result of this approval, the Klamath shares were cancelled.

Item 4 —	Submission of Matters to a Vote of Security Holders

      Not Applicable

PART II

Item 5 —	Market for the Company’s Common Equity and Related Stockholder Matters

      As of March 20, 2003, there were outstanding 7,360,080 common shares. They were held of record by approximately 354 holders.

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

	Price Range

	High	Low

March 31, 2001	$4.875	$4.250
June 30, 2001	$5.300	$4.000
September 30, 2001	$5.550	$5.000
December 31, 2001	$5.000	$3.750
March 31, 2002	$5.000	$3.600
June 30, 2002	$4.240	$3.000
September 30, 2002	$4.450	$3.803
December 31, 2002	$4.010	$2.500

      There are currently no Luxembourg foreign exchange control restrictions on the payment of dividends on the common shares or on the conduct of Cronos’ operations. In addition, there are no limitations on holding or voting applicable to foreign holders of common shares, imposed by Luxembourg law, by the Company’s Articles of Incorporation or otherwise, other than those restrictions which apply equally to Luxembourg holders of common shares.

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

      On December 10, 2002, the Board of Directors of the Company resolved to commence the payment of quarterly dividends on the outstanding common shares of the Company, subject to the Company’s ongoing ability to pay such dividends. Because under Luxembourg law and the Company’s Articles of Association, dividends may not be declared during the first six months of the year unless a meeting of shareholders is held and the shareholders approve the financial statements for the prior calendar year, and because the annual meeting of shareholders is scheduled to be held during the second quarter of 2003, the Board of Directors declared a dividend of 4 cents per common share on the outstanding common shares of the Company, 2 cents per common share for the fourth quarter of 2002 (which was paid January 9, 2003 to shareholders of record as of December 23, 2002), and 2 cents per common share for the first calendar quarter of 2003, payable April 17, 2003 to shareholders of record on March 28, 2003.

      In addition, on December 10, 2002, the Board of Directors authorized the repurchase of up to 200,000 of the Company’s common shares. Repurchases of common shares are limited to “block” purchases, as defined by the SEC’s Rule 10b-18 (generally, purchases of 2,000 shares or more) and will be made in the open market, at times and prices considered appropriate by the Company, until no later than December 10, 2003 (unless extended by the Board). Depending on market conditions and other factors, share repurchases may be commenced or suspended at any time or from time-to-time, without prior notice. The Company has retained Deutsche Bank Securities, Inc. to effect all repurchases under the program.

      As of December 31, 2002, the Company had repurchased 12,000 of its common shares at an aggregate price of $37,200 or, on average, $3.10 per share. Subject to the conditions stated above, up to an additional 188,000 common shares may be repurchased under the program.

Item 6 — Selected Financial Data

      The following table sets forth consolidated financial information for the Group as of and for the periods noted. The balance sheet and statements of operations data have been derived from the Consolidated Financial Statements of the Company. The table should be read in conjunction with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the 2002 Consolidated Financial Statements and related notes thereto included elsewhere in this Annual Report.

	Years Ended December 31,

	2002	2001	2000	1999	1998

	(in thousands, except per share data)
Statements of Operations Data:
Gross lease revenue	$113,643	$120,345	$137,605	$132,140	$157,546
Equipment trading revenue	1,045	5,279	—	—	—
Commissions, fees and other operating income	4,390	5,449	5,026	5,949	4,955
Interest income	307	282	877	1,011	1,154
Equity in earnings of affiliate	306	—	—	—	—
Gain on sale of investment	—	301	3,631	1,278	—

Total revenues	119,691	131,656	147,139	140,378	163,655

Direct operating expenses	26,793	30,857	26,626	31,179	35,318
Payments to Managed Container Owners	55,120	56,965	71,659	63,943	75,527
Equipment trading expenses	969	4,942	—	—	—
Depreciation and amortization	15,487	15,791	16,055	16,200	18,714
Selling, general and administrative expenses	14,272	14,099	17,580	16,569	21,164
Financing and recomposition expenses(1)	—	—	—	—	5,375
Interest expense	6,150	7,754	9,367	10,809	15,718
Income from recovery of related party loans(2)	—	(6,000)	—	—	—
Reversal of unrealized holding gain on securities(3)	—	—	—	—	1,929
Impairment losses(4)	—	4,000	—	—	6,500

Total expenses	118,791	128,408	141,287	138,700	180,245

Income (loss) before income taxes	900	3,248	5,852	1,678	(16,590)
Income taxes (benefit) provision(5)	(2,158)	78	636	(236)	306

Net income (loss) available for common shares	$3,058	$3,170	$5,216	$1,914	$(16,896)

Basic net income (loss) per share	$0.42	$0.40	$0.57	$0.21	$(1.91)

Diluted net income (loss) per share	$0.41	$0.39	$0.57	$0.21	$(1.91)

Shares used in:
— basic net income (loss) per share calculations	7,365	8,001	9,158	8,983	8,858
— diluted net income (loss) per share calculations	7,425	8,052	9,214	8,998	8,858
Balance Sheet Data (at end of period):
Cash and cash equivalents	$4,626	$4,914	$6,601	$8,701	$9,281
Total assets	214,189	225,819	230,893	231,867	279,979
Long-term debt and capital lease obligations	87,911	95,101	81,228	93,401	61,195
Total debt and capital lease obligations	100,997	107,920	99,379	109,978	148,466
Shareholders’ equity	64,206	61,479	64,753	60,370	56,087

(1)	In 1998, the Group incurred costs in connection with certain financing and other transactions and the restructuring of the Board of Directors, senior management and other employee positions. Costs incurred and accrued were charged to the statements of operations when the Group determined that no future benefit would be derived from such costs.

(2)	Income from recovery of related party loans represented the partial recovery during 2001 of interest and principal under two promissory notes between the Group and a former chairman.

(3)	At December 31, 1998, in response to claims made against certain escrow funds holding Transamerica shares pending final determination of post-closing reports and adjustments, the Group provided $1.9 million against the unrealized holding gain of $1.7 million recognized in 1996, together with a $0.2 million charge related to a reduction in the number of shares held.

(4)	During 2001 and 1998, the Group recorded accounting charges relating to the impairment of certain long-lived assets.

(5)	In 2002, the Group recorded a tax benefit of $2.5 million further to a settlement with an overseas tax authority.

Item 7 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion of the Group’s financial condition and results of operations should be read in conjunction with the 2002 Consolidated Financial Statements and the notes thereto and the other financial and statistical information appearing elsewhere in this annual report. The 2002 Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

     General

      The segment information presented in Note 2 to the Group’s 2002 Consolidated Financial Statements relates to the portions of the Group’s fleet owned by the Group itself, Owned Containers, or by the Group’s managed container programs (“Managed Container Owners”), which comprise Container Equity Programs and Other Managed Container Owners. Owned Containers include containers held for resale. The Group bears the risk of ownership with respect to containers in the Owned Containers segment, but not with respect to the majority of containers in the Managed Container Owners segment, although the Group bears the risk that the management agreements could be terminated, resulting in the removal of the corresponding managed containers from the fleet. At December 31, 2002, approximately 31%, 44% and 25% of the Group’s fleet (by original equipment cost) was owned by way of Container Equity Programs, Other Managed Container Owners and Owned Containers, respectively.

      All containers, whether owned or managed, are operated as part of a single fleet. The Group has discretion over which ocean carriers, container manufacturers and suppliers of goods and services it deals with. Since the Group’s management agreements with the Managed Container Owners meet the definition of leases in SFAS No. 13 (“SFAS 13”) “Accounting for Leases”, they are accounted for in the Group’s financial statements as leases under which the container owners are lessors and the Group is lessee. In 2002, 81% of payments to Managed Container Owners represented agreements which generally provided that the amounts payable to container owners were based upon the rentals to ocean carriers after deducting direct operating expenses and a management fee. The remaining 19% of payments to Managed Container Owners represented agreements under which there were fixed payment terms. Minimum lease payments on the agreements with fixed payment terms are presented in Note 11 (c) to the Group’s 2002 Consolidated Financial Statements.

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

      Equipment trading revenue represents revenue earned from the sale of equipment to third-parties. Equipment trading expenses are the costs of the equipment sold.

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

      Commissions, fees and other operating income includes acquisition fees relating to the Group’s managed container programs, income from direct financing leases (containers leased under lease-purchase arrangements), fees earned in connection with equipment consultancy and design services, license fee income earned in connection with the patented CPCs (see “Fleet Profile” herein), fees from the disposal of used containers, and miscellaneous other fees and income. This item is affected by the size of managed programs and the contracted acquisition fee, the level of consultancy and design work undertaken, the quantity of CPCs acquired by third-parties, the number and value of direct financing leases and income from disposals of used containers. The quantity of CPCs acquired is in turn affected by the availability of financing to the third-party purchasers. Although acquisition fees are generally received in cash at the inception of a managed container program and are non-refundable, they are amortized in the statement of operations on a straight-line basis over the period of the managed container agreement to which they relate.

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

      Selling, general and administrative expenses include all employee and office costs, professional fees, business insurance and computer systems costs.

      Operating profit or loss, for reported segments, includes items directly attributable to specific containers in each of the Group’s operating segments. It also includes items not directly attributable to any specific container. Such indirect items are allocated across operating segments. Items directly attributable to specific containers include gross lease revenue, direct operating expenses, equipment trading revenue and expenses, payments to Managed Container Owners, commissions, fees and other operating income, equity in earnings of Container Equity Programs, container interest expense, container depreciation expense and certain impairment charges. Indirect items allocated across segments include selling, general and administrative expenses and non-container interest and depreciation expense.

Material Off-Balance Sheet Arrangements, Transactions and Obligations

      Joint Venture Container Purchase Entity. In September 2002, Cronos established the Joint Venture Program with a major international financial services provider (the “Bank”), and a current lender to the Company. The purpose of the Joint Venture Program is to acquire and lease to third party lessees marine cargo containers through a joint venture 50% owned by a subsidiary of the Company and 50% owned by an affiliate of the Bank. The joint venture entity is a bankruptcy-remote, special purpose company organized under the laws of Bermuda and is accounted for under the equity method of accounting.

      The Bank and another financial institution have committed a total of $50 million in debt financing to the Joint Venture Program, and the Group and the Bank have each committed approximately $6.5 million in equity to the Joint Venture Program. The intention is to expand the Joint Venture Program, as additional lenders become part of the lending group, with the lenders providing up to 80% of the cost of acquiring the containers and the joint venture partners each providing one-half of the equity to fund the balance of the capital requirements of the Joint Venture Program.

      Interest in Other Managed Container Owner. (see Critical Accounting Policies herein and Note 10 to the Group’s 2002 Consolidated Financial Statements). Cronos holds a 0.1% share in a Managed Container Owner to which it sold $49.7 million of containers in a series of transactions in prior years. Cronos manages the containers in return for a management fee and holds non-interest bearing loan notes and an option to acquire 75% of the container owning company in August 2006 for one US dollar. The loan notes, which had a carrying value of $5.3 million at December 31, 2002, are subordinate to other loan notes due to third-parties and fall due for repayment after the other loan notes have been repaid from funds generated from the containers.

      Fixed Non-Cancellable Operating Leases. Cronos, as lessee, has entered into fixed operating lease contracts for container equipment, computer equipment and office space. In 2002 the rental expense was $11.6 million of which the fixed operating lease rental expense for container equipment was $10.4 million. Fixed non-cancellable operating lease rental expense for containers is shown in the statements of income as payments to Managed Container Owners.

      Guarantee to US Limited Partnership. During 2000, the Group provided a guarantee under a $5 million third-party loan note (the “Note”), with a 2006 maturity date, to a US Limited Partnership. Under the terms of the guarantee, the Group may be liable for any principal and interest outstanding under the terms of the

Note in the event of a default by the US Limited Partnership. At December 31, 2002, the balance outstanding under the Note was $2.9 million.

      Guarantee of third-party loan & rent support agreement. During 1996 and 1997, the Group sold a total of $26.3 million of equipment, which was under a direct financing lease with a major shipping line, to a third-party. The third-party financed the acquisition of this equipment with a loan of $26.3 million, with a 2004 maturity date, to which the Group provided a first loss guarantee for 20% of the outstanding debt. The Group can collateralize up to 50% of the guarantee with a first security interest in additional equipment. At December 31, 2002, the balance outstanding under the loan was $4.6 million. In addition, under the terms of a rent support agreement for which Cronos earns a fee of $0.1 million per annum, the Group is required to deposit an amount equal to the aggregate of all rental charges scheduled to be paid under the direct financing lease for the next twelve months or until the end of the lease, if sooner, upon the occurrence of a continuing event of default by the shipping line. Annual rental charges under the lease, with a 2004 scheduled maturity date, approximate $3.5 million.

      Guarantee under a purchase, assignment and agency agreement. During 1996, the Group entered into a term lease with a lessee in the ordinary course of business. During 1997, the containers held under the lease were sold, and the lease assigned, to a financial institution. The transaction was accounted for as a sale. As part of this contract, the Group continues to manage the containers held under the term lease and invoices the lessee and collects monies on behalf of the financial institution. Rental under the lease is approximately $0.5 million per annum of which the Group remits $0.4 million to the financial institution as rent and $0.1 million to a retention account held as security by the institution. As compensation for this service, the Group earns an agency fee. Under the terms of the contract with the financial institution, if the lessee fails to make payments, other than in the event of being declared bankrupt, the Group has guaranteed that it will continue to make payments to the financial institution. The guarantee and agreement with the financial institution will expire in 2005.

      Agreements with Other Managed Container Owners — early termination options. Approximately 49% (based on original equipment cost) of the Agreements with Other Managed Container Owners contain early termination options, whereby the container owner may terminate the Agreement if certain performance thresholds are not achieved. At December 31, 2002, approximately 37% (based on original equipment cost) of total Agreements were eligible for early termination. Cronos believes that early termination of these Agreements by the Other Managed Container Owners is unlikely.

      Agreements with Other Managed Container Owners — change of control provisions. Approximately 54% (based on original equipment cost) of Agreements with Other Managed Container Owners provide that a change in ownership of the Group, without the prior consent of the container owner, may constitute an event of default under the Agreement. In substantially all of these Agreements, the consent of the container owners may not be unreasonably withheld. In the event that consent is not obtained, 31% of total Agreements may require the Group to transfer possession of the equipment to another equipment manager. Such transfer of possession may result in the Group incurring certain costs. The remaining 23% of total Agreements may require the Group to purchase the equipment from the container owners pursuant to the terms of their respective Agreements, generally a stipulated percentage (determined by age of the equipment) of the original cost of the equipment.

      The following table sets forth the payments by period where Cronos has entered into fixed non-cancellable operating leases, and the commitment expiration by period where it has provided loan guarantees and entered into rent support agreements for third-parties. For a discussion of the Group’s commitments and contingencies, see Note 13, “Commitments and Contingencies”, to the Company’s 2002 Consolidated Financial Statements.

Amount of Operating Lease Payments and Commitment Expiration by Period

							2008 and
	Total	2003	2004	2005	2006	2007	thereafter

	(US dollar equivalent, in thousands)
Fixed operating leases	$48,920	$7,697	$9,089	$8,024	$5,437	$2,793	$15,880
Loan guarantees	$7,594	$5,345	$989	$841	$419	$—	$—
Rent support agreements	$4,431	$3,952	$380	$99	$—	$—	$—

Critical Accounting Policies

      Amounts receivable from Other Managed Container Owner (see Note 10 to the Group’s 2002 Consolidated Financial Statements). In 1998, 1997 and 1996, the Group sold containers to a third-party container owner for a total of $49.7 million. The total consideration for the container sales comprised cash, management fees receivable on revenues earned by the containers, non-interest bearing loan notes and an option to acquire 75% of the container owning company in August 2006 for one US dollar. The loan notes, which are subordinate to other loan notes due to third-parties, fall due for repayment after the other loan notes have been repaid from funds generated from the containers, which are managed by the Group.

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

      The Group recorded an impairment charge against the carrying value of the receivables from the third-party container owner in the second quarter of 2001. Due to the global economic downturn, management revised the projections for per diem revenues and utilization downwards. Based on the revised projected trends, the Group considered that the carrying value of the loan notes due from the third-party container owner exceeded the discounted value of the future cash flows by $2 million.

      Under current projections, gross lease revenue is forecast to increase in 2003 by approximately 10% over the level reported in 2002 and remain at this level until the fleet size decreases due to container disposals. Projected gross lease revenue is based on current per diem and utilization rates. The underlying leasing and disposal assumptions are consistent with 10 year historical information including available information for comparable US Limited Partnerships and other managed programs. The maximum estimated remaining life for the containers is 9.5 years.

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

      Container equipment — valuation. The Group reviews container equipment when changes in circumstances require consideration as to whether the carrying value of the equipment has become impaired, pursuant to guidance established in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Management considers assets to be impaired if the carrying value of the asset exceeds the future projected cash flows from related operations (undiscounted and without interest charges). When impairment is deemed to exist, the assets are written down to fair value or projected discounted cash flows from related operations. The Group periodically evaluates future cash flows and potential impairment of its fleet by container type rather than for each individual container. Therefore, future losses could result for individual container disposals due to various factors including age, condition, suitability for continued leasing, as well as geographic location of the containers where disposed.

      Deferred Taxation. Under SFAS No. 109 (“SFAS 109”) “Accounting for Income Taxes”, the Group is required to record a valuation allowance if realization of a deferred tax asset is not “more-likely-than-not”. Substantial weight must be given to recent historical results and near term projections, and management must assess the availability of tax planning strategies that might impact either the need for, or the amount of, any valuation allowance.

      Based on the recent history of operating losses in its US subsidiaries, the near term outlook and management’s evaluation of available tax planning strategies, the Group has maintained a 100% valuation allowance for its deferred tax asset related to net operating loss carryforwards in the US since 1998. As of December 31, 2002, the Group’s valuation allowance aggregated $2.5 million. In the event the Group were to determine that it would be able to realize its deferred tax asset, a reversal of part or all of the valuation allowance would be recorded.

      Allowance for doubtful accounts. Cronos continually tracks its credit exposure to each customer using specialist third-party credit information services and reports prepared by local staff to assess credit applications. Cronos’ credit committee meets quarterly to analyze the performance of existing customers and to recommend actions to be taken in order to minimize credit risks. Over the last 10 years, bad debts have approximated 1% of lease revenues. Based on this information, Cronos has calculated an allowance for doubtful accounts comprising specific amounts provided against known probable losses plus an additional amount based on loss experience. However, the Group may be subject to unexpected loss in rental revenue from container lessees that default under their container lease agreements.

      Intangibles. Intangible assets consist of goodwill and patents. On January 1, 2002, the Group adopted SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, which provides that intangible assets with finite useful lives be amortized over that life and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Patents will continue to be amortized on a straight-line basis over their estimated useful lives, to a residual of zero. In addition to market valuations, the annual impairment test uses cash flow discounting techniques to determine the fair value of respective reporting units. Management discounts the projected future net cash flows to be generated by the reporting units based on historic and projected trends for per diem revenues, utilization, container disposal proceeds and funding costs over the expected remaining life of the unit. Although the projected trends are based on historical and current available information, they require subjective management judgement for projections relating to utilization rates, per diem rates, the disposal age of the containers, equipment residual values, cash collections and interest rates.

Results of Operations

      Improved market conditions for all container types and the implementation of several Cronos marketing initiatives during 2002 resulted in a 46% reduction in off-hire container inventories. Utilization increased by 12% from 73% at the beginning of the year to 85% by the end of December.

      Lower levels of new worldwide container production in 2001 and the first half of 2002 addressed, to some extent, the problems of container over-supply caused by higher levels of production in 1999 and 2000. As a result, demand increased for the existing container fleets of leasing companies and shipping lines. In many parts of Asia and particularly in the south eastern ports, demand exceeded supply. In addition, in 2002, imports to Europe and the US declined thereby slowing the build up in container inventories in these locations. To exploit such opportunities, the Group repositioned off-hire equipment to locations of greatest demand and pursued leasing opportunities through its global network of marketing resources.

      Since December 2001, the combined per diem rate for the Cronos fleet of dry cargo containers declined by approximately 12%. Most of this decline occurred in the first three months of 2002 and is attributable to three main factors.

1.	Per diem rental rates decreased in line with the reduction in container prices and interest rates.

2.	Cronos converted lease agreements with several shipping lines from master to long-term lease. These conversions provide greater revenue stability but at lower lease rates than master leases.

3.	Cronos initiated new long-term leases for older equipment which, while resulting in lower per diem rates, significantly lowered inventory levels.

      The combined effect of the reduction in per diem rates resulted in reduced gross lease revenue, but also significantly lowered direct operating expenses due to the reduction in storage and other inventory costs.

      The following chart summarizes the combined utilization of the Cronos fleet (based on approximate original equipment cost):

	2002	2001	2000

Utilization at December 31	85%	73%	75%
Average utilization during the year	80%	72%	79%

      Cronos uses debt and capital leases to finance the acquisition of container equipment and investments in direct financing leases. The primary facilities include financial covenants that are tested on a quarterly basis relating to minimum tangible net worth, maximum level of total liabilities to tangible net worth, maximum level of debt and capital lease obligations to tangible net worth, interest expense coverage and debt service coverage. In 2002, the Group was in compliance with these covenants. Future compliance with the covenants will depend on the ability of the Group to report a minimum level of income before income taxes for each quarter (equal to 110% of interest expense for that quarter), and to generate sufficient cash from operations and other activities to maintain the current portion of borrowings within financial covenant limits. The breach of a covenant constitutes an event of default.

      The Group operates a diversified fleet of containers, including refrigerated containers, tanks, CPCs and rolltrailers. Specialized containers account for over 50% of the Cronos owned fleet (based on original equipment cost). Due to their specialized nature, demand for certain of these containers is less likely to be affected by global economic downturns.

      Cronos reported net income of $3.1 million, $3.2 million and $5.2 million for the years ended December 31, 2002, 2001 and 2000, respectively. The following chart represents certain key performance measurements, expressed as a percentage of total revenues:

	Year Ended
	December 31,

	2002	2001	2000

	%	%	%
Gross lease revenue	95	91	94
Payments to Managed Container Owners	46	43	49
Direct operating expenses	22	23	18
Depreciation and amortization	13	12	11
Selling, general and administrative expenses	12	11	12
Interest expense	5	6	6

          Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      Gross lease revenue of $113.6 million for the year ended December 31, 2002, was $6.7 million, or 6%, lower than for the year ended December 31, 2001. Revenue from dry cargo and refrigerated containers accounted for all of the decline as the effect of the increase in utilization reported during 2002 was more than offset by the effect of reduced per diem rates and the disposal of older dry cargo equipment.

      Equipment trading revenue of $1 million in 2002 represented transactions undertaken in which the Group used its relationships with equipment manufacturers to assist third-parties to design and acquire their own equipment and organize delivery to designated locations. Equipment trading expenses represented equipment and related costs for this activity. The Group earned $0.1 million from equipment trading activity during 2002, compared with $0.3 million in 2001.

      Commissions, fees and other operating income of $4.4 million in 2002 was $1.1 million, or 19%, lower than in 2001. Reductions of $0.9 million in CPC license fee income due to lower third-party demand for new CPC containers during 2002, $0.4 million in amortized acquisition fee income reflecting a maturing portfolio of managed container programs, $0.1 million on fees earned on the disposal of managed container program containers, $0.1 million in design and consultancy fee income, $0.1 million in property rental income and $0.3 in other items were partly offset by an $0.8 million increase in income earned on direct financing leases.

      Interest income of $0.3 million for the year ended December 31, 2002 was unchanged when compared to the prior year. In both 2002 and 2001, the reduction in interest rates reduced the amount of interest income earned when compared to previous years.

      Equity in earnings of affiliate of $0.3 million in 2002 represents the recognition of the Cronos share of earnings from the Joint Venture Program entity that was set up in September of 2002.

      Direct operating expenses were $26.8 million in 2002, a decrease of $4.1 million, or 13%, compared to 2001. Reduced storage costs accounted for almost all of the decline and reflected lower inventory levels due to increased demand for dry cargo containers during the year.

      Payments to Managed Container Owners were $55.1 million for the year ended December 31, 2002, a decrease of $1.8 million, or 3%, when compared to the prior year. This is due primarily to the decline in dry cargo container net lease revenue for each of the managed segments.

      Depreciation and amortization was $15.5 million for 2002, compared with $15.8 million for 2001. Depreciation expense for leasehold and computer assets was $0.6 million lower than in 2001. This is due to certain computer assets reaching the end of their useful life and the relocation of the UK office to new leasehold premises in the second quarter of 2002. This was offset by a $0.7 million increase in container depreciation expense reflecting the addition of new container equipment. The amortization of intangible assets declined by $0.4 million in 2002 due to the adoption of SFAS No. 142.

      Selling, general and administrative expenses were $14.3 million in 2002, an increase of $0.2 million, when compared to 2001. Reductions of $0.3 million in information technology costs and $0.1 million in occupancy costs were more than offset by increased manpower costs of $0.3 million, increased professional services expenses of $0.1 million and increased business insurance and other costs of $0.2 million. The decrease in occupancy costs was mainly due to an office relocation in the UK during 2002. During 2002, the decline in the US dollar relative to the UK pound and to the Euro had the effect of increasing the cost of overheads in these economic areas.

      Interest expense of $6.2 million in 2002, was $1.6 million, or 21%, lower than in 2001. The decline in interest expense was attributable to the reduction in interest rates and lower total debt balances in 2002.

      Income Taxes. During the second quarter of 2002, the Group agreed to a settlement with a foreign taxation authority. This followed a review that focused primarily on the transfer prices under the terms of the principal trading agreements between Cronos Group companies prior to December 31, 1998. The Group had previously recorded a charge of $2.9 million in this regard. As a result of the settlement, the Group reversed $2.5 million of the tax liability and recorded a tax benefit of the same amount. Further to the settlement, the Group performed an evaluation of its worldwide tax position during the third quarter. Based on this review, the Group recorded a net tax benefit of $0.4 million in its US subsidiaries. The total income tax benefit for 2002 was partly offset by $0.7 million of income tax charges. In 2001, the Group recorded income from the recovery of related party loans of $6 million and a gain on sale of investment of $0.3 million in jurisdictions where such income is not subject to income taxes. In addition, the Group utilized taxation losses that were carried forward from prior years to reduce 2001 taxable income. The 2001 charge for income taxes of $0.1 million represented 2% of income before income taxes.

          Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

      Gross lease revenue of $120.3 million for the year ended December 31, 2001, was $17.3 million, or 13%, lower than for the year ended December 31, 2000. Gross lease revenue for dry cargo containers decreased by $14.9 million due to the combined effect of lower utilization and per diem rates together with equipment disposals. Revenue for refrigerated containers was $2.5 million lower than in 2000 due to the combined effect of lower utilization and per diem rates, product obsolescence and equipment disposals. This downward trend was reversed to some extent by the addition of approximately $20 million of new term lease equipment to the fleet during the year. Revenue for tank containers declined by $0.6 million due primarily to a reduction in per diem rates. Gross lease revenue for dry freight specials was $0.7 million higher than in the prior year.

      Equipment trading revenue of $5.3 million in 2001 represented transactions undertaken in which the Group used its relationships with equipment manufacturers to assist third-parties to design and acquire their own equipment and organize delivery to designated locations. After deducting equipment trading expenses of $4.9 million for the year, the Group earned $0.3 million from this activity in 2001.

      Commissions, fees and other operating income of $5.4 million in 2001 was $0.4 million, or 8%, higher than in 2000. Increases of $0.3 million earned in connection with equipment design services, $0.3 million in license fee income earned in connection with the purchase of the patented CPCs and $0.2 million in direct financing lease income were partly offset by a $0.1 million reduction in acquisition fees. During 2000, a gain of $0.3 million was recorded on the sale of a building.

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

      Interest income was $0.3 million in 2001, compared to $0.9 million in 2000. Interest income earned in 2000 included $0.2 million of income earned on cash on deposit in investment related escrow accounts, and interest income earned on other cash deposits. In 2001, a general decline in interest rates and lower cash balances reduced the amount of interest income earned.

      Direct operating expenses were $30.9 million in 2001, an increase of $4.2 million, or 16%, compared to 2000. An increase of $4.7 million in inventory-related costs, reflecting a larger off-hire fleet, together with an increase in activity-related costs of $0.7 million, was partly offset by a total reduction of $1.2 million in legal costs and in provisions for doubtful accounts.

      Payments to Managed Container Owners were $57 million for the year ended December 31, 2001, a decrease of $14.7 million, or 21%, when compared to the prior year. This was a result of a decline in net lease revenue due to the global economic environment for those agreements where the amounts payable to container owners were based upon the rentals to ocean carriers after deducting direct operating expenses and a management fee. Payments to US Limited Partnerships were $7.7 million lower than the prior year. Payments to Other Managed Container Owners were $37.9 million in 2001, a decrease of $7 million, or 16%, from 2000.

      Depreciation and amortization decreased by $0.3 million, to $15.8 million during 2001. A $0.3 million increase in container depreciation due to the addition of new equipment during 2001 was more than offset by a $0.4 million reduction in depreciation for non-container assets and a reduction in goodwill amortization expense of $0.2 million.

      Selling, general and administrative expenses were $14.1 million in 2001, a decline of $3.5 million, or 20%, when compared to 2000. This was primarily due to reductions of $1.7 million in non-operating legal and related expenses, $1.1 million in manpower costs, $0.3 million in professional services costs and $0.2 million in each of occupancy and information technology. Non-operating legal and related expenses were $0.5 million in 2001. In 2000, manpower costs included a total of $0.9 million for bonus and termination costs. There were minimal expenses for these items in 2001.

      Interest expense of $7.8 million in 2001, was $1.6 million, or 17%, lower than in 2000. This decrease was primarily due to the effect of lower interest rates. Interest expense during 2001 included a $0.1 million non-recurring charge incurred in connection with the refinancing of certain loan facilities. Interest expense for 2000 included interest on a loan facility relating to a building, which was sold in June of that year.

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

      In the second quarter of 2001, the Group undertook a review of its refrigerated container equipment and identified a number of issues that have had an impact on the carrying value of certain equipment, which uses the R12 refrigerant gas. As a result of the review, management concluded that inventories of R12 equipment would be targeted for immediate sale and that 531 containers with a carrying value of $2.4 million exceeded fair value. Additionally, a review was conducted of 776 containers with a carrying value of $3.7 million that were on lease at June 30, 2001. It was concluded that the carrying value of these assets exceeded the future cash flows expected to result from the use of the assets and their eventual disposition. As a result of these reviews, an impairment charge of $2 million was recorded.

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

      Operating cash flow is largely dependent upon the timely collections of lease revenues from shipping lines. Based on loss experience for the last ten years, bad debts have approximated 1% of lease revenues. The Group monitors the aging of lease receivables, collections and the credit status of existing and potential customers. In the current economic climate there is a risk that some shipping lines may experience financial difficulty. Any resultant material increase in the level of bad debts could potentially impair the ability of the Group to meet its operating commitments.

      At December 31, 2002, the Group had $106 million of available container borrowing facilities under which $101 million was outstanding. In addition, the Group had $1.7 million of credit facilities under which there were no amounts outstanding. The credit facilities are available, if required, for operating cash flow purposes.

      On December 10, 2002, the Board of Directors declared a quarterly dividend of 2 cents per common share which was paid on January 9, 2003. In addition the Board declared a quarterly dividend of 2 cents per common share for the first calendar quarter of 2003, payable April 17, 2003 to shareholders of record as of March 28, 2003.

          Cash Flow Statements for the years ended December 31, 2002, 2001 and 2000

      Cash from Operating Activities. Net cash provided by operating activities during 2002, 2001 and 2000 was $19.1 million, $19.1 million and $17.8 million, respectively. The net cash generated in 2002 reflected earnings from operations including $1.2 million of income tax repayments relating primarily to a settlement with a foreign taxation authority during the year. The net cash generated in 2001 reflected earnings from operations, as well as cash generated from the sale of new container equipment purchased for resale to a new managed container owner program. This sale generated $8 million in proceeds of which $6.8 million was used to pay container manufacturers. The net cash generated in 2000 reflected earnings from operations and an $8.7 million increase in amounts due to container manufacturers. This was partly offset by a $9.3 million increase in new container equipment for resale and a $1.6 million increase in the net amounts due from lessees.

      Cash from Investing Activities. The Group uses cash from investing activities to acquire containers for its owned fleet, to purchase other assets related to the operation of its worldwide office network and, on occasion, to acquire subsidiaries and other investments. Net cash used in investing activities was $3.5 million in 2002. Proceeds from the sale of container equipment of $12.3 million included $9.8 million of equipment that was sold to a new Container Equity Program. In addition, the Group received a dividend of $1.4 million from a Container Equity Program. These items were more than offset by total expenditure of $17.2 million on fixed assets and direct finance lease equipment. Net cash used in investing activities was $24 million in 2001, reflecting the acquisition of $22.4 million of container and other equipment and the investment of $6.5 million in direct financing leases. Net cash provided by investing activities during 2001 comprised proceeds generated from the sale of container equipment of $4.4 million and proceeds from the sale of investments of $0.5 million. Net cash provided by investing activities for 2000 was $10.7 million. During 2000, the Group generated $10.9 million in proceeds from the sale of a building and container equipment, and received $1.2 million of funds that had been held in an escrow account.

      Cash from Financing Activities. The Group uses cash from financing activities to fund capital acquisition requirements and short-term purchasing requirements of new containers held for resale. Net cash used in financing activities was $15.8 million for 2002. Proceeds from the issuance of new term debt of $17.9 million was more than offset by the repayment of $33.7 million of debt and capital lease obligations, including $11.3 million that was repaid at the inception of the Joint Venture Program. Net cash provided by financing activities was $3.2 million for 2001. In July 2001, the Group entered into a $60 million revolving credit facility, under which Cronos refinanced $37.6 million of existing debt. The Group has borrowed an additional $24.5 million to finance new container production. In addition to the refinancing of existing debt, the Group repaid $22.3 million of debt and capital lease obligations during 2001. Net cash used in financing activities for 2000 was $30.7 million. During 2000, in addition to scheduled debt repayments, the Group utilized proceeds from the sale of a building, proceeds from the sale of shares, and the release of cash deposits to prepay $11.8 million of debt.

          Capital Resources

          Capital Expenditures and Commitments

      The Group purchases new containers for its own account and for resale to its Managed Container Owners and other parties. At December 31, 2002, the Group owed container manufacturers $8.6 million for equipment. The Group will fund $6.1 million of this equipment utilizing available container funding facilities and the remaining $2.5 million will be sold to a Container Equity Program.

      In addition, the Group had outstanding orders to purchase container equipment at December 31, 2002 of $0.9 million. These orders relate to containers to be financed by the Group using available container funding facilities.

      Capital expenditures for containers in 2002, 2001 and 2000 were $10.9 million, $22.3 million and $2.1 million respectively. Other capital expenditures in 2002, 2001 and 2000 were $0.3 million, $0.1 million and $0.1 million, respectively.

      On September 18, 2002, Cronos established the Joint Venture Program with a major international financial services provider, and a current lender to the Company. The purpose of the Joint Venture Program is to acquire and lease to third-party lessees marine cargo containers through a joint venture 50% owned by a subsidiary of the Company and 50% owned by an affiliate of the Bank. The joint venture entity is a bankruptcy-remote, special purpose company organized under the laws of Bermuda.

      The Group sold approximately $18.8 million of containers to the Joint Venture Program and transferred an additional $4.7 million of containers as a capital contribution. The Group utilized the proceeds from the sale of containers to repay approximately $10.2 million of indebtedness outstanding under its existing revolving line of credit with the Bank. In addition, an initial distribution from the Joint Venture Program of approximately $1.1 million was utilized to further reduce the existing revolving line of credit with the Bank. The sale of the containers by the Group to the Joint Venture Program did not result in a material gain (or loss).

      On July 19, 2001, the Group entered into a $60 million revolving credit facility with the Bank. This facility was for a term of three years with an interest rate of London Inter Bank Offered Rate (“Libor”) plus 2.25%, payable monthly in arrears. The first drawdown under the facility was utilized to refinance existing loan facilities and to fund new container additions.

      In connection with the establishment of the Joint Venture Program and the repayment of a portion of the outstanding balance under the revolving credit facility with the Bank, the Group has amended its revolving line of credit agreement with the Bank to reduce the maximum commitment of the Bank thereunder from $60 million to $50 million, and has agreed to amortize the balance outstanding under the revolving line of credit, as of September 18, 2003, over five years.

      On December 10, 2002, the Board of Directors authorized the repurchase of up to 200,000 of the Company’s common shares. Repurchases of common shares are limited to “block” purchases, as defined by the SEC’s Rule 10b-18 (generally, purchases of 2,000 shares or more) and will be made in the open market, at times and prices considered appropriate by the Company, until no later than December 10, 2003 (unless extended by the Board). Depending on market conditions and other factors, share repurchases may be commenced or suspended at any time or from time-to-time, without prior notice. The Company has retained Deutsche Bank Securities, Inc. to effect all repurchases under the program.

      As of December 31, 2002, the Company had repurchased 12,000 of its common shares at an aggregate price of $37,200 or, on average, $3.10 per share. Subject to the conditions stated above, up to an additional 188,000 common shares may be repurchased under the program.

      On December 10, 2002, the Board of Directors, declared an interim dividend of 4 cents per common share. The Company paid 50% of this dividend on January 9, 2003, to shareholders of record as of December 23, 2002. The remaining 50% will be paid on April 17, 2003, to shareholders of record as of March 28, 2003.

      During 1996, the Group entered into agreements (the “Agreements”) to acquire the patent rights relating to the CPC, the Slimwall CPC and the intellectual property of Cargo Unit Containers Limited from a third-party (the “Seller”). Under the terms of the intellectual property agreement (the “Agreement”), it was agreed that royalties received by the Group as defined in the Agreement would be shared equally between the Group and the Seller. In April 2000, the Group entered into another agreement with the Seller which provided that, in consideration for the sum of $1 million, the Group would fully discharge any liabilities for accrued royalties, acquire full right, title and interest that the Seller may have had to receive royalties in the future and acquire all residual rights as the Seller had or may have had under the Agreements. In accordance with the agreed-upon installment payment plan, the Group paid $1 million to the Seller during 2000, thus fulfilling its obligations under the agreement.

New Accounting Pronouncements

      In June 2002, the Financial Accounting Standards Board issued SFAS No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposals Activities”. The Company does not consider the provisions of SFAS 146 to have any effect on the results from operations presented herein.

      In December 2002, the Financial Accounting Standards Board issued SFAS No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation — Transition and Disclosure”. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the method used to report results. The Company has already adopted the disclosure requirements under SFAS 123, and will adopt the interim disclosure requirements from the first quarter of 2003.

      In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN 45 requires (i) that for financial statements issued after the issuance of FIN 45, certain disclosures be made by the guarantor in its financial statements and (ii) that for guarantees issued after December 31, 2002 a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Accounting for guarantees issued prior to the initial application of FIN 45 shall not be revised or restated to reflect the recognition or measurement provisions of FIN 45.

      In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”. The Group has not yet completed the process of identifying whether it has variable interests in any variable interest entities. The Group is evaluating the impact that will result from adopting FIN 46 and is therefore unable to disclose the impact that adopting FIN 46 will have on its financial position and results of operation when such statement is adopted.

Inflation

      Management believes that inflation has not had a material adverse effect on the Group’s results of operations.

Item 7A —	Quantitative and Qualitative Disclosures about Market Risk

      The following table sets forth principal cash flows and related weighted average interest rates by expected maturity dates for debt and capital lease obligations at December 31, 2002:

		Expected Maturity Date of Debt and Capital Lease Obligations

							2008 and
	Total	2003	2004	2005	2006	2007	thereafter

	(US dollar equivalent, in thousands)
Long-term debt and capital lease obligations:
Fixed rate ($US)	$14,952	$4,064	$10,888	$—	$—	$—	$—
Average interest rate %	—	8.6	8.6	—	—	—	—
Variable rate ($US)	$86,045	$9,022	$16,525	$14,544	$12,223	$13,934	$19,797
Average interest rate %	—	3.3	3.3	3.4	3.4	3.3	3.2

      Interest rate risk: Outstanding borrowings are subject to interest rate risk. At December 31, 2002, 85% of total borrowings had floating interest rates. The Group conducted an analysis of borrowings with variable interest rates to determine their sensitivity to interest rate changes. In this analysis, the same change was applied to the current balance outstanding, leaving all other factors constant. It was found that if a 10% increase were applied to market rates, the expected effect would be to reduce annual cash flows by $0.3 million.

      Exchange rate risk: In 2002, over 96% of the Group’s revenues were billed and paid in US dollars. The Group believes that the proportion of US dollar revenues may decrease in future years, reflecting a more diversified customer base and lease portfolio. Approximately 78% of costs in 2002 were incurred and paid in US dollars. Of the remaining costs, approximately 77% are individually small, unpredictable and were incurred in various denominations. Thus, such amounts are not suitable for cost-effective hedging.

      As exchange rates are outside of the control of the Group, there can be no assurance that such fluctuations will not adversely affect its results of operations and financial condition. By reference to 2002, it is estimated that for every 10% incremental decline in value of the US dollar against various foreign currencies, the effect would be to reduce cash flows by $1.2 million in any given year.

Item 8 —	Financial Statements and Supplementary Data

      Independent Auditors’ Report

The financial statements listed in this Item 8 are set forth herein beginning on page F1:

      Consolidated Balance Sheets — At December 31, 2002 and 2001

      Consolidated Statements of Income for the Years Ended December 31, 2002, 2001 and 2000

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2002, 2001 and 2000

      Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000

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

Item 14 —	Controls and Procedures

      The principal executive and principal financial officers of the Company have evaluated the disclosure controls and procedures of the Group within 90 days prior to the filing of this annual report. As used herein, the term “disclosure controls and procedures” has the meaning given to the term by Rule 13a-14 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), and includes the controls and other procedures of the Group that are designed to ensure that information required to be disclosed by the Company in the reports that it files with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon their evaluation, the principal executive and financial officers of the Company have concluded that the Group’s disclosure controls and procedures provide reasonable assurance that the information required to be disclosed by the Company in this report is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms applicable to the preparation of this report.

      There have been no significant changes in the Group’s internal controls or in other factors that could significantly affect the Group’s internal controls subsequent to the evaluation described above conducted by the Company’s principal executive and financial officers.

PART IV

Item 15 — Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) Financial Statements

      Independent Auditors’ Report

      Consolidated Balance Sheets — At December 31, 2002 and 2001

      Consolidated Statements of Income for the Years Ended December 31, 2002, 2001 and 2000

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2002, 2001 and 2000

      Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000

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

Number	Exhibit Description

2.1	Purchase Agreement by and between Cronos Equipment (Bermuda) Limited and CF Leasing Limited, dated as of September 18, 2002 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated September 18, 2002).
3.1	Co-ordinated Articles of Incorporation (incorporated by reference to Exhibit 1.1 to the Company’s Annual Report on Form 20-F for the year ended December 31, 1997 (File No. 0-24464)).
3.2	Policies and procedures with respect to the indemnification of directors and officers of the Company, as adopted by the Board of Directors on August 4, 1999 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-3, dated November 24, 1999).
10.1	Agreement for the Sale and Purchase of Orchard Lea, Berkshire, England (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
10.2	Guarantee, dated as of July 19, 2001, by and between the Group and Fortis Bank N.V., as agent on behalf of itself (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
10.3	Loan Agreement, dated as of July 19, 2001, by and between Cronos Finance (Bermuda) Limited (“CFBL”) as issuer, and Fortis Bank (Nederland) N.V. (“Fortis”) as agent on behalf of the noteholder, and itself, as the initial noteholder (incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
10.4	Amendment No. 1 to the Amended and Restated Loan Agreement dated as of August 6, 2001, by and between CFBL and Fortis (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

Number	Exhibit Description

10.5	Amendment No. 2 to the Amended and Restated Loan Agreement dated as of November 20, 2001, by and between CFBL and Fortis (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.6	Amendment No. 3, dated as of September 18, 2002, to Amended and Restated Loan Agreement, dated as of July 19, 2001, by and between CFBL and Fortis, as Agent and Initial Noteholder (incorporated by reference Exhibit 10.22 to the Company’s Current Report on Form 8-K, dated September 18, 2002).
10.7	Amendment No. 4, dated as of March 5, 2003, to Amended and Restated Loan Agreement, dated as of July 19, 2001, by and between CFBL and Fortis, as Agent and Initial Noteholder.
10.8	Management Agreement by and between CF Leasing Limited and Cronos Containers (Cayman) Limited, dated as of September 18, 2002 (incorporated by reference Exhibit 10.23 to the Company’s Current Report on Form 8-K, dated September 18, 2002).
10.9	Amendment No. 1, dated as of March 7, 2003 to the Management Agreement, dated as of September 18, 2002, by and between the CF Leasing Limited and Cronos Containers (Cayman) Limited.
10.10	Collateral Agreement dated as of November 16, 2001, by and between Cronos Equipment (Bermuda) Limited, Cronos Finance (Bermuda) Limited and Fortis Bank (Nederland) N.V. (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.11	Grant of Security Interest (Patents) dated as of November 19, 2001, by between Cronos Equipment (Bermuda) Limited, Cronos Finance (Bermuda) Limited and Fortis Bank (Nederland) N.V. (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
Executive Compensation Plans and Arrangements
10.12	Stock Appreciation Rights Agreement by and between the Company and Peter J. Younger, dated as of October 13, 1999 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-3, dated November 24, 1999).
10.13	1999 Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, dated February 25, 2000).
10.14	Employment Agreement by and between Cronos Containers Inc. and John Foy, dated April 1, 1999, as amended on December 1, 1999 (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the period ended December 31, 1999).
10.15	Amendment, dated December 1, 2000, to the Employment Agreement between Cronos Containers Inc. and John Foy dated April 1, 1999, as amended December 1, 1999 (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2000).
10.16	Amendment, dated November 5, 2001, to the Employment Agreement between Cronos Containers Inc. and John Foy, dated April 1, 1999, as amended on December 1, 1999 and December 1, 2000 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2001).
10.17	Amendment, dated November 5, 2002, to the Employment Agreement between Cronos Containers Inc. and John Foy, dated April 1, 1999, as amended on December 1, 1999, December 1, 2000, December 1, 2001 and October 15, 2002.
10.18	Service Agreement by and between Cronos Containers Limited and John Kirby, dated February 29, 2000.
10.19	Amendment, dated November 5, 2002, to the Service Agreement by and between Cronos Containers Limited and John Kirby, dated February 29, 2000.
10.20	Employment Agreement by and between Cronos Containers S.R.L. and Nico Sciacovelli, dated April 7, 2000 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2000).

Number	Exhibit Description

10.21	Amendment, dated December 1, 2000, to the Employment Agreement between Cronos Containers S.R.L. and Nico Sciacovelli, dated April 7, 2000 (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2000).
10.22	Amendment, dated December 18, 2001, to the Employment Agreement between Cronos Containers S.R.L. and Nico Sciacovelli, dated April 7, 2000 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2001).
10.23	Amendment, dated November 5, 2002, to the Employment Agreement between Cronos Containers S.R.L. and Nico Sciacovelli, dated April 7, 2000, as amended December 18, 2001.
10.24	Amendment to the 1999 Stock Option Plan, dated June 1, 2001 (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2001).
10.25	Amended and Restated Employment Agreement between Cronos and Dennis J. Tietz, dated November 8, 2001 (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2001).
10.26	Amended and Restated Employment Agreement between Cronos and Peter J. Younger, dated December 1, 2001 (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2001).
10.27	Amended and Restated Indemnification Agreement between Cronos and Charles Tharp, dated November 6, 2002.
10.28	Amended and Restated Indemnification Agreement between Cronos and Maurice Taylor, dated November 6, 2002.
10.29	Amended and Restated Indemnification Agreement between Cronos and Dennis J. Tietz, dated November 6, 2002.
10.30	Amended and Restated Indemnification Agreement between Cronos and Peter J. Younger, dated November 6, 2002.
10.31	Indemnification Agreement between Cronos and S. Nicholas Walker, dated November 6, 2002.
10.32	Indemnification Agreement between Cronos and Robert M. Melzer, dated November 6, 2002.
10.33	Indemnification Agreement between Cronos Containers Limited and John C. Kirby, dated November 22, 2002.
10.34	Indemnification Agreement between Cronos Containers Inc. and John M. Foy, dated November 1, 2002.
10.35	Indemnification Agreement between Cronos Containers S.R.L. and Nico Sciacovelli, dated November 22, 2002.
10.36	Stock Option Agreement between Cronos and Charles Tharp, dated January 10, 2003.
10.37	Stock Option Agreement between Cronos and Maurice Taylor, dated January 10, 2003.
10.38	Stock Option Agreement between Cronos and S. Nicholas Walker, dated January 10, 2003.
10.39	Stock Option Agreement between Cronos and Robert M. Melzer, dated January 10, 2003.
Other Exhibits
21.1	List of principal wholly-owned subsidiaries at December 31, 2002.
23.1	Consent of Independent Auditors dated March 21, 2003.
99.1	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8K

On May 23, 2002, a Current Report on Form 8-K was filed by the Company announcing the grant of common shares of the Company to certain eligible employees and agents.

On October 2, 2002, a Current Report on Form 8-K was filed by the Company announcing the establishment of a joint venture container purchase program with a major European financial institution.

On December 10, 2002, a Current Report on Form 8-K was filed by the Company declaring a quarterly dividend of 2 cents per common share, to be paid January 9, 2003, to shareholders of record as of December 23, 2002, and authorized the repurchase of up to 200,000 of the Registrant’s common shares.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date: March 20, 2003

THE CRONOS GROUP

By:	/s/ DENNIS J TIETZ

Dennis J Tietz
Chairman of the Board and
Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By /s/ DENNIS J TIETZ Dennis J Tietz	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 20, 2003
By /s/ PETER J YOUNGER Peter J Younger	Director, Chief Operating Officer, Chief Financial Officer, and Chief Accounting Officer (Principal Financial and Accounting Officer)	March 20, 2003
By /s/ MAURICE TAYLOR Maurice Taylor	Director	March 20, 2003
By /s/ CHARLES THARP Charles Tharp	Director	March 20, 2003
By /s/ STEPHEN NICHOLAS WALKER Stephen Nicholas Walker	Director	March 20, 2003
By /s/ ROBERT M MELZER Robert M Melzer	Director	March 20, 2003

CERTIFICATION

I, Dennis J. Tietz, certify that:

1.	I have reviewed this annual report on Form 10-K of The Cronos Group (the “Registrant”);

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s Board of Directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.	The Registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003

/s/ DENNIS J. TIETZ

Dennis J. Tietz
Chief Executive Officer

CERTIFICATION

I, Peter J. Younger, certify that:

1.	I have reviewed this annual report on Form 10-K of The Cronos Group (the “Registrant”);

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

4.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s Board of Directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.	The Registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003

/s/ PETER J. YOUNGER
_______________________________________ Peter J. Younger
Chief Financial Officer

THE CRONOS GROUP

Consolidated financial statements as of December 31, 2002 and 2001 and for the years ended December 31, 2002, 2001 and 2000
and Independent Auditors’ Report

INDEPENDENT AUDITORS’ REPORT

To the Shareholders and Board of Directors of The Cronos Group:

      We have audited the accompanying consolidated balance sheets of The Cronos Group and its subsidiaries (collectively the “Group”) as of December 31, 2002, and 2001, and the related consolidated statements of income, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Group’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Cronos Group and its subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Notes 2 and 9 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

/s/ Deloitte & Touche LLP

San Francisco, CA
February 14, 2003

THE CRONOS GROUP

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31, 2002, 2001 and 2000
(US dollar amounts in thousands, except per share amounts)

	2002	2001	2000

Gross lease revenue	$113,643	$120,345	$137,605
Equipment trading revenue	1,045	5,279	—
Commissions, fees and other operating income:
- Container Equity Programs	1,240	1,334	1,318
- Unrelated parties	3,150	4,115	3,708
Interest income	307	282	877
Gain on sale of investment:
- gain on conversion of investment	—	—	1,502
- realized holding gain	—	301	2,129
Equity in earnings of affiliate	306	—	—

Total revenues	119,691	131,656	147,139

Direct operating expenses	26,793	30,857	26,626
Payments to Managed Container Owners:
- Container Equity Programs	18,214	19,033	26,696
- Other Managed Container Owners	36,906	37,932	44,963
Equipment trading expenses	969	4,942	—
Amortization of intangible assets	188	560	710
Depreciation	15,299	15,231	15,345
Selling, general and administrative expenses	14,272	14,099	17,580
Interest expense	6,150	7,754	9,367
Income from recovery of related party loans	—	(6,000)	—
Impairment losses	—	4,000	—

Total expenses	118,791	128,408	141,287

Income before income taxes	900	3,248	5,852
Income taxes (benefit) provision	(2,158)	78	636

Net income	3,058	3,170	5,216
Other comprehensive income (loss):
- unrealized holding loss arising during the year on available for sale securities	—	(150)	(300)
- reclassification adjustment	—	(294)	(533)

Comprehensive income	$3,058	$2,726	$4,383

Basic net income per common share	$0.42	$0.40	$0.57

Diluted net income per common share	$0.41	$0.39	$0.57

The accompanying notes are an integral part of these consolidated financial statements.

THE CRONOS GROUP

CONSOLIDATED BALANCE SHEETS

December 31, 2002 and 2001
(US dollar amounts in thousands, except per share amounts)

	2002	2001

Assets
Cash and cash equivalents	$4,626	$4,914
Restricted cash	493	452
Amounts due from lessees, net	22,580	22,825
Amounts receivable from container owners, including amounts due from related parties of $3,400 and $4,333, respectively	7,542	8,675
New container equipment for resale	2,570	1,463
Net investment in direct financing leases, including amounts due within twelve months of $1,885 and $1,268, respectively	7,912	7,306
Investment in unconsolidated affiliate	3,603	—
Container equipment, net of accumulated depreciation of $91,726 and $81,162, respectively	136,926	150,440
Other equipment, net of accumulated depreciation of $10,354 and $11,986, respectively	513	375
Goodwill, net	11,038	11,038
Other intangible assets, net	909	1,097
Other assets	15,477	17,234

Total assets	$214,189	$225,819

The accompanying notes are an integral part of these consolidated financial statements.

THE CRONOS GROUP

CONSOLIDATED BALANCE SHEETS

December 31, 2002 and 2001
(US dollar amounts in thousands, except per share amounts)

	2002	2001

Liabilities and shareholders’ equity
Amounts payable to container owners, including amounts payable to related parties of $8,243 and $7,966, respectively	$18,583	$16,889
Amounts payable to container manufacturers	8,590	12,888
Direct operating expense payables and accruals	5,071	7,171
Debt and capital lease obligations, including amounts due within twelve months of $13,086 and $12,819, respectively	100,997	107,920
Income taxes	565	2,555
Deferred income taxes	4,971	4,357
Deferred income and deferred acquisition fees	5,201	6,711
Other amounts payable and accrued expenses	6,005	5,849

Total liabilities	149,983	164,340

Commitments and contingencies
Shareholders’ equity
Common shares, par value $2 per share (25,000,000 shares authorized; shares issued and outstanding, 2002: 7,372,080, 2001: 9,158,378)	14,744	18,317
Additional paid-in capital	47,125	49,846
Common shares held in treasury (2002: 12,000, 2001: 1,793,798)	(37)	(6,000)
Restricted retained earnings	1,832	1,832
Retained earnings/(accumulated deficit)	542	(2,516)

Total shareholders’ equity	64,206	61,479

Total liabilities and shareholders’ equity	$214,189	$225,819

The accompanying notes are an integral part of these consolidated financial statements.

THE CRONOS GROUP

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2002, 2001 and 2000
(US dollar amounts in thousands, except per share amounts)

	2002	2001	2000

Cash flows from operating activities
Net income	$3,058	$3,170	$5,216
Adjustments to reconcile net income to net cash provided by operating activities:
- impairment losses	—	4,000	—
- depreciation and amortization	15,487	15,791	16,055
- income from recovery of related party loans	—	(6,000)	—
- decrease in unamortized acquisition fees	(1,403)	(1,647)	(1,664)
- provision for losses on accounts receivable	440	630	1,326
- loss (gain) on disposal of fixed assets	146	(94)	(103)
- gain on sale of investment securities	—	(301)	(550)
- equity in earnings of affiliate	(306)	—	—
- (decrease) increase in current and deferred income taxes	(1,376)	(205)	59
- (increase) decrease in new container equipment for resale	(1,107)	6,282	(9,255)
- decrease (increase) in amounts receivable:
- Container Equity Programs	933	1,532	(8)
- unrelated parties	3,537	4,447	(1,285)
- increase (decrease) in amounts payable and accrued expenses:
- Container Equity Programs	277	(2,538)	(1,787)
- unrelated parties	(599)	(5,952)	9,807

Net cash provided by operating activities	19,087	19,115	17,811

Cash flows from investing activities
Purchase of container equipment	(10,886)	(22,324)	(2,111)
Purchase of other equipment	(269)	(43)	(65)
Investment in direct financing leases	(1,372)	(6,526)	—
Change in accrued equipment purchases	(4,625)	—	—
Proceeds from sales of container equipment	12,250	4,379	2,165
Dividends received from container equity programs	1,375	—	—
Proceeds from sales of property and other equipment	—	—	8,747
Proceeds from sale of investment securities	—	484	764
Proceeds from release of escrow	—	—	1,245

Net cash (used in) provided by investing activities	(3,527)	(24,030)	10,745

The accompanying notes are an integral part of these consolidated financial statements.

THE CRONOS GROUP

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2002, 2001 and 2000
(US dollar amounts in thousands, except per share amounts)

	2002	2001	2000

Cash flows from financing activities
Proceeds from issuance of term debt	17,919	62,114	—
Repayments of term debt and capital lease obligations	(33,689)	(59,852)	(29,238)
Shares repurchased	(37)	—	—
Cash deposits (restricted)	(41)	966	(1,418)

Net cash (used in) provided by financing activities	(15,848)	3,228	(30,656)

Net decrease in cash and cash equivalents	(288)	(1,687)	(2,100)
Cash and cash equivalents at beginning of year	4,914	6,601	8,701

Cash and cash equivalents at end of year	$4,626	$4,914	$6,601

Supplementary disclosure of cash flow information:
Cash paid during the year for:
- interest	$5,407	$8,178	$8,407
- income taxes	568	339	1,029
Cash received during the year for:
- dividends	1,375	—	—
- interest	240	409	657
- income taxes	1,198	58	30
Non-cash items:
- container equipment contributed to joint venture	4,672	—	—
- container equipment acquired under capital leases	7,612	4,985	17,476
- direct finance lease equipment acquired under capital leases	1,235	1,018	—
- other fixed assets acquired under capital leases	—	276	—
- transfer to long-term ownership of container equipment	225	4,045	—
- capital lease/ amounts payable to container manufacturers	—	—	1,163

The accompanying notes are an integral part of these consolidated financial statements.

THE CRONOS GROUP

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended December 31, 2002, 2001 and 2000
(US dollar amounts in thousands, except per share amounts)

				Accumulated			Unrestricted
		Additional	Share	other	Common	Restricted	retained	Total
	Common	paid-in	subscriptions	comprehensive	shares held	retained	earnings	shareholders’
	shares	capital	receivable	income	in treasury	earnings	(deficit)	equity

Balance, December 31, 1999	$18,317	$49,928	$(82)	$1,277	$—	$1,832	$(10,902)	$60,370
Net income							5,216	5,216
MEIP forfeits		(3)	3					—
Change in unrealized holding gain on available for sale securities				(833)				(833)

Balance, December 31, 2000	18,317	49,925	(79)	444	—	1,832	(5,686)	64,753
Net income							3,170	3,170
MEIP expirations		(79)	79					—
Receipt of shares in settlement of related party loans					(6,000)			(6,000)
Change in unrealized holding gain on available for sale securities				(444)				(444)

Balance, December 31, 2001	18,317	49,846	—	—	(6,000)	1,832	(2,516)	61,479
Net income							3,058	3,058
Retirement and cancellation of treasury shares	(3,588)	(2,412)			6,000			—
Employee share grant	15	(15)						—
Declaration of dividend		(294)						(294)
Purchase of treasury shares					(37)			(37)

Balance, December 31, 2002	$14,744	$47,125	$—	$—	$(37)	$1,832	$542	$64,206

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

      The Group enters into agreements (the “Agreements”) with managed container owners (“Managed Container Owners”) to manage the leasing of their containers to ocean carriers. These Agreements have taken two principal forms. Under the first principal form, the Company has organized Container Equity Programs (“Container Equity Programs”), where the Group has entered into two types of arrangements. Firstly, the Group has organized public limited partnerships in the United States (the “US Limited Partnerships”) and purchases and manages containers on behalf of the US Limited Partnerships. Secondly, the Group has a 50% equity investment in a joint venture container purchase entity. A subsidiary of the Group manages the containers held in the joint venture entity. Container Equity Programs are considered to be related parties of the Group (see Note 7).

      Under the second principal form, the Group enters into Agreements with other managed container owners (“Other Manager Container Owners”) that provide for the Group to purchase and manage containers for such container owners. Although the provisions of the Agreements vary, they all permit the Group to use the containers together with containers owned by the Group as part of a single fleet, which the Group operates without regard to ownership. The Group has discretion over which ocean carriers, container manufacturers and suppliers of goods and services with which it may deal. Since the Agreements meet the definition of leases in Statement of Financial Accounting Standards (“SFAS”) No. 13, they are accounted for as leases under which the container owners are lessors and the Group is lessee.

      The terms of the Agreements vary from 1 to 15 years. Containers generally have an expected useful economic life of 12 to 15 years. The Agreements generally contain provisions which permit earlier termination under certain conditions upon 60 – 90 days’ notice. For the US Limited Partnerships, a majority of the limited partners in a partnership can remove the subsidiary of the Company which acts as general partner, thereby terminating the Agreement with the Group. For the joint venture arrangement, the Agreement with the Group may be terminated should an event of default, as stipulated in the Agreement, occur. Under the Agreements with Other Managed Container Owners, certain container owners can terminate the Agreement if stipulated performance thresholds are not achieved by the Group (see Note 13). The Group believes that early termination is unlikely in normal circumstances.

      The Agreements generally provide that the Group will make payments to the container owners based upon the rentals collected from ocean carriers after deducting direct operating expenses and the Group’s management fee. In 2002, 81% of payments to container owners were contingent upon the leasing of the containers by the Group to ocean carriers and the collection of lease rentals. Details of the minimum lease payments on those Agreements with fixed payment terms are presented in Note 11 (c).

THE CRONOS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(US dollar amounts in thousands, except per share amounts)

      The Group also leases containers from lessors under capital lease agreements.

      The Group leases containers to ocean carriers under master leases, term leases and direct financing leases. Master leases do not specify the exact number of containers to be leased or the term that each container will remain on-hire but allow the ocean carrier to pick up and drop off containers at various locations specified in the lease agreement. Lease rentals, which are generally based upon the number of containers used by the ocean carrier and the applicable per diem rate, are therefore all contingent rentals.

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

      The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting period. The most significant estimates relate to a residual interest in leased containers (see Note 10 herein), the calculation of bad debt allowances, the annual impairment testing of intangible assets with indefinite lives and the carrying value of equipment including estimates relating to depreciable lives, residual values and asset impairments. Actual results could differ from those estimates.

c)  Gross lease revenue

      Gross lease revenue represents amounts invoiced to customers for leasing marine containers under master and term leases excluding advance billings which are recorded as deferred revenue. Gross lease revenue is recognized on the accrual basis based on the terms of the contractual agreement with the ocean carrier.

d)  Equipment trading revenue and expenses

      Equipment trading revenue represents revenue earned from the sale of equipment to third-parties. Equipment trading expenses are the costs of the equipment sold. In such transactions, the Group enters into an agreement in which it undertakes to supply equipment to a third-party buyer. Simultaneously, the Group enters into a separate agreement with a container manufacturer for the acquisition of the equipment. The Group acts as principal in such transactions and accordingly the revenue and expenses are reported gross. This equipment does not enter the Cronos fleet of managed containers unless the third-party buyer defaults on the agreement. Equipment trading revenue and expenses are recognized on the accrual basis based on the terms of the respective contractual agreements.

e)  Commissions, fees and other operating income

      This comprises acquisition fees, income on direct financing leases, fees earned in connection with equipment consultancy and design services, license fees earned in connection with the patented Cellular

THE CRONOS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(US dollar amounts in thousands, except per share amounts)

Palletwide Container (“CPC”), fees earned on the disposal of managed containers, gains and losses resulting from the disposal of fixed assets, income from the Group’s limited partner interests in US Limited Partnerships and other income.

      Acquisition fees represent amounts paid by container owners when the Group enters into an Agreement and begins to manage new container equipment on their behalf. Such fees are generally non-refundable and are deferred and recognized as income on a straight-line basis over the term of the Agreements. Licence fees and fees earned in connection with equipment consultancy and design services are recognized on the accrual basis based on the terms of the contractual agreements.

f)  Income taxes

      Income taxes are accounted for using SFAS No. 109 (“SFAS 109”), “Accounting for Income Taxes”. This statement requires that deferred income taxes be recognized for the tax consequences of “temporary differences” by applying the statutory tax rate to the difference between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred income taxes of a change in tax rates is recognized in income in the period of enactment. A valuation allowance is established to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.

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

      The components of basic and diluted net income per share were as follows:

	2002	2001	2000

Net income available for common shareholders	$3,058	$3,170	$5,216

Average outstanding shares of common stock	7,364,850	8,001,089	9,158,378
Dilutive effect of:
- 1998 stock option plan	17	21,451	31,358
- Warrants	—	12,929	19,473
- 1999 stock option plan	—	2,510	5,153
- Non employee directors’ equity plan	60,517	14,056	—

Common shares and common share equivalents	7,425,384	8,052,035	9,214,362

Basic net income per share	$0.42	$0.40	$0.57

Diluted net income per share	$0.41	$0.39	$0.57

h)  Cash equivalents

      Cash equivalents are highly liquid commercial debt instruments purchased with original maturities of three months or less. The carrying value approximates fair value. Cash and cash equivalents are maintained in accounts which, at times, may exceed federally insured deposit limits. No losses have been experienced in

THE CRONOS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(US dollar amounts in thousands, except per share amounts)

such accounts and management believes it is not exposed to any significant credit risk. The Group places its cash and cash equivalents in investment grade, short-term debt instruments and limits the amount of credit exposure to any one commercial issuer.

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

k)  Leases

i.   Group as lessor

      Operating leases with customers. The Group enters into leases with customers, principally as lessor in operating leases. Operating lease rentals are recognized as gross lease revenue on a straight-line basis in accordance with US GAAP.

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

      Operating leases. Payments by the Group to container owners are charged to the statement of income in each period based upon the amounts paid and payable under the Agreements with container owners. The majority of payments are contingent upon the lease rentals to ocean carriers and reduced by direct operating expenses and management fees due to the Group.

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

ii.  Investments in Container Equity Programs

      Investments in Container Equity Programs are accounted for using the equity method and take two forms:

      Under the first form, investments comprise the Group’s general and limited partner interests in US Limited Partnerships, in which a subsidiary company, Cronos Capital Corp., acts as a general partner.

      Under the second form the Group has a 50% equity investment in a joint venture container purchase entity. The joint venture entity is a bankruptcy-remote, special purpose entity organized under the laws of Bermuda.

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

n)  Other equipment

      Other equipment is carried at cost less accumulated depreciation. Depreciation for leasehold improvements is recorded on a straight-line basis over the lower of the useful life or the lease term. Depreciation for other equipment is recorded on a straight-line basis over a life of four to seven years.

o)  Restricted cash

      Under the terms of a loan facility, the Group is required to hold a minimum balance equivalent to two months of interest due under the facility on deposit in a restricted cash account. The account would be utilized in the event that adequate funds were not available to meet the scheduled debt service payments.

p)  Intangible assets

      Intangible assets consist of goodwill and patents. Until December 31, 2001, goodwill was amortized over a period of 40 years and patents were amortized on a straight-line basis over their estimated useful lives, to a residual of zero. On January 1, 2002, the Group adopted SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, which provides that intangible assets with finite useful lives be amortized over that life and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. As a result of the implementation of SFAS 142, annual goodwill amortization expense declined by $373. Patents will continue to be amortized on a straight-line basis over their estimated useful lives, to a residual of zero.

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

      Transactions denominated in other currencies are translated into US dollars and recorded at the rate of exchange at the date of the transaction. Balances denominated in other currencies are translated into US dollars at the rate of exchange on the balance sheet date. Exchange differences arising are charged or credited to the statements of income.

r)  Stock-based compensation

      The Group has adopted disclosure requirements under SFAS No. 123 (“SFAS 123”) “Accounting for Stock-Based Compensation”, but continues to account for stock-based compensation under Accounting Practices Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” under which no compensation expense has been recognized. In accordance with SFAS 123, the Company discloses the fair value of its stock options which is calculated based on the Black Scholes model.

      If the Stock Options had been accounted for under SFAS No. 123, the impact on the Group’s net income and net income per share would have been as follows:

	2002	2001	2000

Net income:
- as reported	$3,058	$3,170	$5,216
- stock-based compensation expense, net of tax effects	(235)	(365)	(309)

- pro forma	$2,823	$2,805	$4,907

Basic net income per share:
- as reported	$0.42	$0.40	$0.57
- pro forma	$0.38	$0.35	$0.54
Diluted net income per share:
- as reported	$0.41	$0.39	$0.57
- pro forma	$0.38	$0.35	$0.53

s)  Asset impairment

      Certain long-lived assets of the Group are reviewed when changes in circumstances require consideration as to whether their carrying value has become impaired, pursuant to guidance established in SFAS No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”. Management considers assets to be impaired if the carrying value of the asset exceeds the future projected cash flows from related operations (undiscounted and without interest charges). When impairment is deemed to exist, the assets are written down to fair value or projected discounted cash flows from related operations. The Group periodically evaluates future cash flows and potential impairment of its fleet by container type rather than for each individual container. Therefore, future losses could result for individual container dispositions due to various factors including age, condition, suitability for continued leasing, as well as geographic location of the containers where disposed. Management also re-evaluates the period of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.

THE CRONOS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(US dollar amounts in thousands, except per share amounts)

t)  New pronouncements

      In June 2002, the Financial Accounting Standards Board issued SFAS No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposals Activities”. The Company does not consider the provisions of SFAS 146 to have any effect on the results from operations presented herein.

      In December 2002, the Financial Accounting Standards Board issued SFAS No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation — Transition and Disclosure”. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the method used to report results. The Company has already adopted the disclosure requirements under SFAS 123 (see discussion in r) above), and will adopt the interim disclosure requirements beginning in the first quarter of 2003.

      In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN 45 requires (i) that for financial statements issued after the issuance of FIN 45, certain disclosures be made by the guarantor in its financial statements and (ii) that for guarantees issued after December 31, 2002 a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Accounting for guarantees issued prior to the initial application of FIN 45 shall not be revised or restated to reflect the recognition or measurement provisions of FIN 45.

      In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”. The Group has not yet completed the process of identifying whether it has variable interests in any variable interest entities. The Group is evaluating the impact that will result from adopting FIN 46 and is therefore unable to disclose the impact that adopting FIN 46 will have on its financial position and results of operation when such statement is adopted.

THE CRONOS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(US dollar amounts in thousands, except per share amounts)

2   Operating segment data

      Segment information is provided in the tables below:

		Other
	Container	Managed
	Equity	Container	Owned
	Programs	Owners	Containers	Total

Year ended December 31, 2002
Items directly attributable to operating segments:
- gross lease revenue	$29,925	$50,890	$32,828	$113,643
- direct operating expenses	(8,130)	(13,583)	(5,080)	(26,793)

- net lease revenue	21,795	37,307	27,748	86,850
- equipment trading revenue	—	—	1,045	1,045
- payments to Managed Container Owners	(18,214)	(36,906)	—	(55,120)
- commissions, fees and other operating income	1,240	840	2,310	4,390
- equity in earnings of affiliate	306	—	—	306
- equipment trading expenses	—	—	(969)	(969)
- container depreciation	—	—	(15,169)	(15,169)
- container interest expense	—	—	(6,025)	(6,025)

Operating profit before indirect items	5,127	1,241	8,940	15,308

Indirect allocations:
- interest income	7	180	120	307
- depreciation	(34)	(58)	(38)	(130)
- interest expense	(33)	(56)	(36)	(125)
- selling, general and administrative expenses	(4,238)	(4,859)	(3,132)	(12,229)

Operating profit (loss)	$829	$(3,552)	$5,854	$3,131

Segment assets	$13,436	$21,034	$153,748	$188,218

Expenditure for segment assets	$71	$120	$18,801	$18,992

Reconciliation of operating loss for reportable segments to income before income taxes:

Operating profit	$3,131
Unallocated selling, general and administrative expenses	(2,043)
Amortization of intangibles	(188)

Income before income taxes	$900

Reconciliation of assets for reportable segments to total assets:

Total assets for reportable segments	$188,218
General corporate assets	25,971

Total assets	$214,189

THE CRONOS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(US dollar amounts in thousands, except per share amounts)

		Other
	Container	Managed
	Equity	Container	Owned
	Programs	Owners	Containers	Total

Year ended December 31, 2001
Items directly attributable to operating segments:
- gross lease revenue	$33,744	$54,715	$31,886	$120,345
- direct operating expenses	(9,631)	(15,129)	(6,097)	(30,857)

- net lease revenue	24,113	39,586	25,789	89,488
- equipment trading revenue	—	—	5,279	5,279
- payments to Managed Container Owners	(19,033)	(37,932)	—	(56,965)
- commissions, fees and other operating income	1,334	1,333	2,782	5,449
- equipment trading expenses	—	—	(4,942)	(4,942)
- container depreciation	—	—	(14,459)	(14,459)
- container interest expense	—	—	(7,712)	(7,712)
- impairment losses	—	—	(4,000)	(4,000)

Operating profit before indirect items	6,414	2,987	2,737	12,138

Indirect allocations:
- interest income	—	182	100	282
- depreciation	(218)	(351)	(203)	(772)
- interest expense	(12)	(19)	(11)	(42)
- selling, general and administrative expenses	(4,271)	(4,736)	(2,773)	(11,780)

Operating profit (loss)	$1,913	$(1,937)	$(150)	$(174)

Segment assets	$10,589	$21,372	$165,603	$197,564

Expenditure for segment assets	$89	$145	$31,439	$31,673

Reconciliation of operating profit for reportable segments to income before income taxes:

Operating loss	$(174)
Gain on sale of investment	301
Unallocated selling, general and administrative expenses	(2,319)
Income from recovery of related party loans	6,000
Amortization of intangibles	(560)

Income before income taxes	$3,248

Reconciliation of assets for reportable segments to total assets:

Total assets for reportable segments	$197,564
General corporate assets	28,255

Total assets	$225,819

THE CRONOS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(US dollar amounts in thousands, except per share amounts)

		Other
	Container	Managed
	Equity	Container	Owned
	Programs	Owners	Containers	Total

Year ended December 31, 2000
Items directly attributable to operating segments:
- gross lease revenue	$43,288	$61,787	$32,530	$137,605
- direct operating expenses	(9,640)	(11,090)	(5,896)	(26,626)

- net lease revenue	33,648	50,697	26,634	110,979
- payments to Managed Container Owners	(26,696)	(44,963)	—	(71,659)
- commissions, fees and other operating income	1,318	1,701	2,007	5,026
- container depreciation	—	—	(14,122)	(14,122)
- container interest expense	—	—	(9,070)	(9,070)

Operating profit before indirect items	8,270	7,435	5,449	21,154
Indirect allocations:
- interest income	—	575	302	877
- depreciation	(385)	(549)	(289)	(1,223)
- interest expense	(96)	(133)	(68)	(297)
- selling, general and administrative expenses	(5,107)	(5,513)	(2,963)	(13,583)

Operating profit	$2,682	$1,815	$2,431	$6,928

Segment assets	$14,793	$25,336	$159,766	$199,895

Expenditure for segment assets	$20	$29	$19,603	$19,652

Reconciliation of operating profit for reportable segments to income before income taxes:

Operating profit	$6,928
Gain on sale of investment	3,631
Unallocated selling, general and administrative expenses	(3,997)
Amortization of intangibles	(710)

Income before income taxes	$5,852

Reconciliation of assets for reportable segments to total assets:

Total assets for reportable segments	$199,895
General corporate assets	30,998

Total assets	$230,893

      The segments shown above depict the different forms of Agreements entered into by the Group with container owners and represent different levels of profitability and risk to the Group. Although there are a number of different forms of Agreements, they fall into two principal categories — those with Container Equity Programs and those with Other Managed Container Owners. Owned containers are those which are financed by the Group’s own capital resources, debt facilities and capital leases, and include new container equipment for resale.

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

      Gross lease revenue from external customers by product comprised:

	2002	2001	2000

Dry cargo containers	$78,760	$84,921	$99,853
Refrigerated containers	21,293	22,422	24,899
Tanks	6,123	5,908	6,481
Dry freight specials	7,467	7,094	6,372

Total	$113,643	$120,345	$137,605

      No single customer accounted for 10% or more of total revenues in the years ended December 31, 2002, 2001 and 2000, respectively.

      Lease revenue is deemed to be earned based on the physical location of the containers while on lease. Almost all of the Group’s lease revenue is earned on containers used by its customers in global trade routes. Accordingly, the Group believes that it does not possess discernible geographic reporting segments as defined in SFAS No. 131 (“SFAS 131”), “Disclosures about Segments of an Enterprise and Related Information”.

3   Income taxes

      The (benefit) provision for income taxes comprises:

	2002	2001	2000

Current taxes:
Federal	$(611)	$—	$(17)
Foreign	(1,690)	(316)	717

	(2,301)	(316)	700

Deferred taxes:
Federal	(425)	(843)	(729)
State	142	(234)	(135)
Withholding	—	145	11
Foreign	426	1,326	789

	143	394	(64)

Total provision (benefit) for income taxes	$(2,158)	$78	$636

THE CRONOS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(US dollar amounts in thousands, except per share amounts)

      Differences between the (benefit) provision for taxes that would be computed at the US statutory rate and the actual tax (benefit) provision were:

	2002	2001	2000

US Federal provision	$307	$1,104	$1,989
Foreign income not subject to US corporate taxes	(1,946)	(2,429)	(2,568)
State taxes (net of federal tax benefit)	(145)	(234)	(102)
Foreign corporate taxes	(1,299)	1,010	1,507
Tax on unremitted retained earnings of subsidiaries	—	145	11
Valuation allowance	1,358	371	(112)
Other	(433)	111	(89)

Actual tax (benefit) provision	$(2,158)	$78	$636

      Income before income taxes comprises:

	2002	2001	2000

United States	$(4,822)	$(3,897)	$(1,702)
Foreign	5,722	7,145	7,554

	$900	$3,248	$5,852

      Temporary differences giving rise to the net deferred income tax liability as of the balance sheet date were:

	2002	2001

Assets
Acquisition fees	$1,036	$1,506
Losses carried forward	2,432	1,452
Disallowed interest expense carried forward	1,491	1,491
Alternative minimum tax credit	—	57
Other	372	283

Total deferred income tax assets	5,331	4,789

Liabilities
Depreciation	6,603	6,465
Partnership income taxable in different periods for book and tax purposes	776	1,116
Unremitted retained earnings of subsidiaries	422	422
Valuation allowance	2,501	1,143

Total deferred income tax liabilities	10,302	9,146

Net deferred income tax liabilities	$4,971	$4,357

THE CRONOS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(US dollar amounts in thousands, except per share amounts)

      Tax losses have arisen in certain US entities. As of December 31, 2002, the deferred tax asset associated with these losses carried forward will expire as follows:

2002	$48
2003	130
2004	69
2005	41
2006	80
2007	34
2008 and thereafter	2,021

Total	$2,423

      At December 31, 2002, the Group had net operating loss carryforwards available of approximately $5,830, $4,945 and $- for federal, state and foreign income taxes, respectively, to offset future income tax liabilities. The expected tax effect of these losses is reflected as a deferred tax asset. A valuation allowance has been established in the US subsidiaries since the realization of tax benefits of net operating loss carryforwards is not assured. The amount of the valuation allowance is reviewed on a quarterly basis.

      The Group has a potential deferred income tax liability on unremitted retained earnings of certain subsidiaries. Upon remittance of such earnings to the parent company, tax may be withheld by certain jurisdictions in which the Group operates. Management has considered the Group’s remittance intentions in arriving at the related provision for deferred income taxes.

4   Amounts due from lessees

a)  Lease rentals

      As of December 31, 2002, the minimum lease rentals receivable in future years under term operating leases were:

2003	$36,429
2004	27,704
2005	17,963
2006	11,033
2007	3,038
2008 and thereafter	464

Total	$96,631

      Contingent rentals approximated $65,000, $82,000, and $103,000 of gross lease revenue, respectively, in the years ended December 31, 2002, 2001 and 2000, respectively.

THE CRONOS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(US dollar amounts in thousands, except per share amounts)

b)  Allowance for doubtful accounts

      The activity in the allowance for doubtful accounts was:

	2002	2001	2000

Beginning of year	$2,601	$2,765	$3,569
Provision for doubtful accounts	440	630	1,326
Write-offs, net of recoveries	(978)	(794)	(2,130)

End of year	$2,063	$2,601	$2,765

5   New container equipment for resale

      Activity during the year in new container equipment for resale was:

	2002	2001	2000

Beginning of year	$1,463	$11,790	$2,535
Container purchases	11,920	8,947	45,592
Container disposals:
- sold to Container Equity Programs	(9,062)	(18)	(6,425)
- sold to Other Managed Container Owners	—	(7,451)	(26,833)
- sold to other parties	(1,677)	(4,942)	—
Transferred to net investment in direct financing leases	—	(932)	—
Transferred to long-term ownership of container equipment	(74)	(5,931)	(3,079)

End of year	$2,570	$1,463	$11,790

      As part of organizing Container Equity Programs, the Group purchases containers for resale to these programs. These transactions were entered into on normal commercial terms.

6   Net investment in direct financing leases

      The Group, as lessor, has entered into various leases of equipment that qualify as direct financing leases. The minimum future lease rentals under these direct financing leases, net of unearned income, are due as follows:

	Net lease	Unearned	Minimum future
	receivables	lease income	lease rentals

December 31, 2001	$7,306	$3,009	$10,315

December 31, 2002:
- 2003	1,885	1,180	3,065
- 2004	2,042	755	2,797
- 2005	1,495	487	1,982
- 2006	1,409	258	1,667
- 2007	563	106	669
- 2008 and thereafter	518	33	551

Total	$7,912	$2,819	$10,731

THE CRONOS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(US dollar amounts in thousands, except per share amounts)

7   Investments, including investments in related parties

      Investments comprise:

	2002	2001

Investment in unconsolidated affiliate	$3,603	$—

i.   Investment in Container Equity Programs

      Investments in Container Equity Programs take two forms:

      Under the first form, the investments comprise interests as a general partner and as a limited partner in eight US Limited Partnerships. These general and limited partner investments are accounted for using the equity method. At December 31, 2002 and 2001, distributions exceeded the sum of the investments in the partnerships and the profit recognized under the equity method for the eight partnerships by a total of $1,749 and $853, respectively. For these partnerships, the net balance is included in amounts payable to container owners.

      Under the second form, the Group has a 50% equity investment in CF Leasing Ltd., a joint venture container purchase entity. The joint venture entity is a bankruptcy-remote, special purpose entity organized under the laws of Bermuda and is accounted for using the equity method. For segment reporting, the investment in unconsolidated affiliate is included in Container Equity Programs. At December 31, 2002, the joint venture had total assets of $29,560 and total liabilities of $22,354. During the period from September 18, 2002 (date of inception) to December 31, 2002, the joint venture reported net income of $611. During 2002, Cronos received a distribution of $1,125 representing a repayment of excess capital at the inception of the joint venture together with a subsequent distribution of $250 from earnings.

      The activity in the investment in unconsolidated affiliate was:

2002

Beginning of year	$—
Investment in joint venture	4,672
Equity in earnings of affiliate	306
Distributions received from joint venture	(1,375)

End of year	$3,603

ii.  Investment Securities

      During 2000, the Group recorded a gain of $3,170 resulting from the sale of shares in Aegon N.V. The shares were previously held in two escrow accounts, pending final determination of post-closing reports and adjustments, following the acquisition by Aegon of Transamerica Corporation during 1999. In addition, the Group recorded a gain of $461 in connection with an interim settlement of the escrow subject to the terms of a tax indemnification agreement.

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

THE CRONOS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(US dollar amounts in thousands, except per share amounts)

8       Container equipment

      The activity in container equipment for the years ended December 31, 2002 and 2001, was:

Cost
Balance, December 31, 2000	$219,525
Additions	31,354
Disposals	(17,277)
Impairment loss	(2,000)

Balance, December 31, 2001	231,602
Additions	18,723
Disposals	(14,126)
Container equipment contributed to unconsolidated affiliate	(7,547)

Balance, December 31, 2002	$228,652

Accumulated depreciation
Balance, December 31, 2000	$78,774
Depreciation expense	14,459
Disposals	(12,071)

Balance, December 31, 2001	81,162
Depreciation expense	15,169
Disposals	(1,730)
Container equipment contributed to unconsolidated affiliate	(2,875)

Balance, December 31, 2002	$91,726

Book value
December 31, 2002	$136,926

December 31, 2001	$150,440

      Depreciation expense in 2000 was $14,122.

Impairment loss

      In the second quarter of 2001, the Group reviewed its refrigerated container equipment to consider recent changes in the marketplace and economic environment and to identify the consequences, if any, from an accounting perspective. Management identified a number of issues that had an impact on the carrying value of certain equipment at June 30, 2001.

      In 1992, the Montreal Protocol outlawed the production of the R12 refrigerant gas by developed countries. Since that date, shipping lines and leasing companies continued to operate fleets including equipment with the R12 refrigerant gas. However, the environmental impact of refrigerant gases has become increasingly prominent. On January 1, 2001, it became illegal for R12 to be handled, other than for disposal, in most of the countries that are members of the European Union.

      Several of the major shipping lines that lease from Cronos and other leasing companies made a commitment in 2001 to eliminate containers with the R12 refrigerant gas from their fleets. Over the course of 2001, these factors together with the deteriorating economic environment resulted in a very slow leasing market for R12 equipment. In addition, it was forecast that residual prices for R12 containers would decrease as equipment was returned.

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

      R12 Assets to be disposed of: In June 2001 management committed to a plan to dispose of 531 containers with a carrying value of $2,400. It was concluded that the carrying value of the assets exceeded fair value and accordingly an impairment charge of $1,400 was recorded to operations under impairment losses. Fair value was determined by discounting expected cash flows. The assets are reported as part of the owned container business segment. In accordance with SFAS 144, the containers that remained unsold at June 2002, were reclassified from other assets to container equipment in the third quarter of 2002. At December 31, 2002, 107 assets remained unsold.

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

9       Intangible assets

      The activity in the intangible assets was:

	Goodwill	Patents	Total

Cost
Balance, December 31, 2000	$16,231	$2,096	$18,327
Additions	—	—	—

Balance, December 31, 2001	16,231	2,096	18,327
Additions	—	—	—

Balance, December 31, 2002	$16,231	$2,096	$18,327

Accumulated amortization
Balance, December 31, 2000	$4,820	$812	$5,632
Amortization expense	373	187	560

Balance, December 31, 2001	5,193	999	6,192
Amortization expense	—	188	188

Balance, December 31, 2002	$5,193	$1,187	$6,380

Book value
December 31, 2002	$11,038	$909	$11,947

December 31, 2001	$11,038	$1,097	$12,135

      The amortization expense in 2000 was $710.

i.   Goodwill

      Goodwill arose on the acquisition in 1990 of Intermodal Equipment Associates and the acquisition in 1996 of Intermodal Management AB.

THE CRONOS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(US dollar amounts in thousands, except per share amounts)

ii.   Patents

      The Group entered into agreements to acquire the patent rights relating to the CPC, the Slimwall CPC and the intellectual property of Cargo Unit Containers Limited in August 1996 for a total consideration of $2,096 from a third-party (the “Seller”). In April 2000, the Group entered into another agreement with the Seller which provided that, in consideration for the sum of $1,000, the Group would fully discharge any liabilities for accrued royalties, acquire full right, title and interest that the Seller may have had to receive royalties in the future and acquire all residual rights as the Seller had or may have had under the Agreements.

      In accordance with SFAS 142, patents are amortized on a straight-line basis over their estimated useful life to a residual value of $0.

      SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will be tested annually for impairment. Cronos will conduct its impairment test in December of each year. The impact of the adoption of SFAS 142 on the results of operations of the Group may be presented as follows:

	For the Years Ended
	December 31,

	2002	2001	2000

Net income:
Reported net income	$3,058	$3,170	$5,216
Add back Goodwill amortization	—	373	524

Adjusted net income	$3,058	$3,543	$5,740

Earnings per share:
Reported basic net income per share	$0.42	$0.40	$0.57
Add back Goodwill amortization	—	$0.05	$0.06

Adjusted basic net income per share	$0.42	$0.45	$0.63

Reported diluted net income per share	$0.41	$0.39	$0.57
Add back Goodwill amortization	—	$0.05	$0.06

Adjusted diluted net income per share	$0.41	$0.44	$0.63

10  Other assets

      Other assets includes the following items:

	2002	2001

Residual interests in leased containers (non-interest bearing loan notes)	$5,305	$5,305
Retention deposits	4,010	4,004
Unamortized loan origination fees	1,743	2,370
Deposits held in escrow for third-party container owner	1,267	1,175
Prepaid expenses	1,146	923
Other	2,006	3,457

	$15,477	$17,234

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

ii.  At December 31, 2002 and 2001, amounts of $4,010 and $4,004, respectively, were held as retention deposits by financial institutions in connection with long-term funding transactions. At December 31, 2002, the remaining release dates for these amounts ranged between 2003 and 2005 in accordance with the terms of the funding transactions (see Note 11).

iii.  At December 31, 2002 and 2001, deposits of $1,267 and $1,175, respectively, were held in escrow accounts relating to amounts due to a third-party container owner (see Note 13).

11  Debt and lease obligations

      As of December 31, 2002, the Group had $106,390 of term facilities (including capital lease financing) under which $100,997 was outstanding and $1,661 of credit facilities under which $0 was outstanding. Interest rates under these facilities ranged from 2.9% to 8.6%. The terms of these facilities extend to various dates through 2012. The rate of interest for the majority of floating rate facilities is based on a three month London Inter Bank Offered Rate (“Libor”) plus a margin. The size of the margin is dependent on the financial institution and the nature, size and term of the facility.

      Debt and capital lease obligations are comprised of:

				Interest Rate % at
	2002		2001	December 2002/2001

Floating rate debt	$51,750		$59,886	2.9 – 3.6 / 4.1 – 4.5
Fixed rate debt	13,861		16,588	8.6
Other loans	62		80	8.3 / 6.2

Total debt	65,673		76,554
Obligations under capital leases	35,324		31,366	2.9 – 8.3 / 3.5 – 8.3

Total	$100,997	]	$107,920

THE CRONOS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(US dollar amounts in thousands, except per share amounts)

a)  Debt

      Debt is comprised of:

	2002		2001

Long-term debt:
Bank term loans
- fixed rate	$13,923	]	$16,588
- variable rate	51,750		59,966

	65,673		76,554
Less: current maturities of long-term debt	6,899		8,094

	$58,744	]	$68,460

      Bank loans are secured by the Group’s container equipment with installments payable through 2008 and with interest rates fixed or floating dependent upon the facilities. The weighted average interest rates for the years ended December 31, 2002, 2001 and 2000, were 5.6%, 6.7% and 8.4%, respectively.

      As of December 31, 2002, the estimated fair value of fixed rate long-term debt was $14,851 (2001 — $17,501) for which the carrying value was $13,861 (2001 — $16,588). The fair value of fixed rate long-term debt has been calculated using the market rates prevailing at December 31, 2002 and 2001, respectively.

      In July 2001, the Group entered into a $60,000 revolving credit facility for a term of three years with a major international financial services provider (the “Bank”). On September 18, 2002, Cronos established a container purchase program (the “Program”) with the Bank. In connection with the establishment of the Program, and the repayment of a portion of the outstanding balance under the revolving line of credit with the Bank, the Group has amended its revolving line of credit agreement to reduce the maximum commitment of the Bank thereunder from $60,000 to $50,000, and has agreed to amortize the balance outstanding under the revolving line of credit, as of September 18, 2003, over five years.

      The primary facilities include financial covenants that are tested on a quarterly basis relating to minimum tangible net worth, maximum level of total liabilities to tangible net worth, maximum level of debt and capital lease obligations to tangible net worth, interest expense coverage and debt service coverage. At December 31, 2002, the Group was in compliance with each covenant. Future compliance with the covenants will depend on the ability of the Group to report a minimum level of income before income taxes for each quarter (equal to 110% of interest expense for that quarter), and to generate sufficient cash from operations and other activities to maintain the current portion of borrowings within financial covenant limits. The breach of a covenant constitutes an event of default.

      As of December 31, 2002, the annual maturities of debt were:

2003	$6,899
2004	21,035
2005	8,923
2006	8,923
2007	10,038
2008	9,855

Total	$65,673

THE CRONOS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(US dollar amounts in thousands, except per share amounts)

b)  Capital lease obligations

      The cost and net book value of assets acquired through capital leases was $47,418 and $37,210, respectively, at December 31, 2002 ($40,222 and $31,897, respectively, at December 31, 2001). Amortization in respect of these leases is included in depreciation expense. In addition, $2,731 of direct finance lease equipment was acquired through capital leases. At December 31, 2002, the net investment in direct finance lease for this equipment was $2,336. The aggregate capital lease obligations are secured by container equipment.

      As of December 31, 2002, the minimum lease payments under capital leases representing interest and principal were:

	Principal		Interest		Total

2003	$6,187		$1,698	]	$7,885
2004	6,378		1,371		7,749
2005	5,621		1,045		6,666
2006	3,300		870		4,170
2007	3,896		709		4,605
2008 and thereafter	9,942		1,003		10,945

Total	$35,324	]	$6,696	]	$42,020

      At December 31, 2001, the current maturities under capital leases were $4,725.

c)  Operating leases

i.  Group as lessee

      The total fixed operating lease rental expense for container equipment, computer equipment and office space was $11,618, $11,926 and $10,291 for the years ended December 31, 2002, 2001 and 2000, respectively. Of this, the fixed operating lease rental expense for container equipment was $10,382, $10,379 and $8,675 for the years ended December 31, 2002, 2001 and 2000, respectively. Rental expense for containers, the majority of which is contingent as described in Note 1, is shown in the statements of income as payments to container owners.

      As of December 31, 2002, future minimum lease payments under these non-cancellable operating leases were:

2003	$7,697	]
2004	9,089
2005	8,024
2006	5,437
2007	2,793
2008 and thereafter	15,880

Total	$48,920	]

ii.  Group as lessor

      The Group leases containers to ocean carriers under operating leases, as described in Note 1. The Group also leases office space and earned revenue of $319, $380 and $315 for the years ended December 31, 2002, 2001 and 2000, respectively.

THE CRONOS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(US dollar amounts in thousands, except per share amounts)

      Rental income from leasing containers owned by Managed Container Owners to ocean carriers was $80,815, $88,459 and $105,075 for the years ended December 31, 2002, 2001 and 2000, respectively (see Note 2). These amounts are included in gross lease revenue in the statements of income.

      Future lease rentals for containers leased under operating leases to ocean carriers under non-cancellable term leases are included in the amounts shown in Note 4.

12  Deferred income and deferred acquisition fees

      Deferred income and deferred acquisition fees comprise:

	2002	2001

Advance billings	$1,436	$1,543
Deferred acquisition fees	3,765	5,168

	$5,201	$6,711

      The recognition of deferred acquisition fees is not contingent upon the performance or continuation of any of the Agreements to which they relate. On the termination of an Agreement, any deferred fees are recognized immediately. As of December 31, 2002, deferred acquisition fees are scheduled to be recognized as follows:

2003	$1,145
2004	881
2005	656
2006	445
2007	338
2008 and thereafter	300

Total	$3,765

13  Commitments and contingencies

i.   Commitments

      At December 31, 2002, the Group had outstanding orders to purchase container equipment of $916.

ii.  Guarantee to US Limited Partnership

      During 2000, the Group provided a guarantee under a $5,000 third-party loan note (the “Note”) with a 2006 maturity date, to a US Limited Partnership. Under the terms of the guarantee, the Group may be liable for any principal and interest outstanding under the terms of the Note in the event of a default by the US Limited Partnership. At December 31, 2002, the balance outstanding under the Note was $2,942.

iii.  Guarantee of third-party loan & rent support agreement

      During 1996 and 1997, the Group sold a total of $26,300 of equipment, which was under a direct financing lease with a major shipping line, to a third-party. The third-party financed the acquisition of this equipment with a loan of $26,300, with a 2004 maturity date, to which the Group provided a first loss guarantee for 20% of the outstanding debt. The Group can collateralize up to 50% of the guarantee with a first security interest in additional equipment. At December 31, 2002, the balance outstanding under the loan was $4,652.

THE CRONOS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(US dollar amounts in thousands, except per share amounts)

      In addition, under the terms of a rent support agreement for which Cronos earns a fee of $70 per annum, the Group is required to deposit an amount equal to the aggregate of all rental charges scheduled to be paid under the direct financing lease for the next twelve months or until the end of the lease, if sooner, upon the occurrence of a continuing event of default by the shipping line. Annual rental charges under the lease, with a 2004 scheduled maturity date, approximate $3,490.

iv.  Guarantee under a purchase, assignment and agency agreement

      During 1996, the Group entered into a term lease with a lessee in the ordinary course of business. During 1997, the containers held under the lease were sold, and the lease assigned, to a financial institution. As part of this contract, the Group continues to manage the containers held under the term lease and invoices the lessee and collects monies on behalf of the financial institution. Rental under the lease is approximately $482 per annum of which the Group remits $378 to the financial institution as rent and $84 to a retention account held as security by the institution. As compensation for this service, the Group retains an agency fee of $20 per annum.

      Under the terms of the contract with the financial institution, if the lessee fails to make payments, other than in the event of being declared bankrupt, the Group has guaranteed that it will continue to make payments to the financial institution. The guarantee and agreement with the financial institution will expire in 2005.

v.   Agreements with Other Managed Container Owners — early termination options

      Approximately 49% (based on original equipment cost) of the Agreements with Other Managed Container Owners contain early termination options, whereby the container owner may terminate the Agreement if certain performance thresholds are not achieved. At December 31, 2002, approximately 37% (based on original equipment cost) of total Agreements were eligible for early termination. Cronos believes that early termination of these Agreements by the Other Managed Container Owners is unlikely.

vi.  Agreements with Other Managed Container Owners — change of control provisions

      Approximately 54% (based on original equipment cost) of Agreements with Other Managed Container Owners provide that a change in ownership of the Group, without the prior consent of the container owner, may constitute an event of default under the Agreement. In substantially all of these Agreements, the consent of the container owners may not be unreasonably withheld. In the event that consent is not obtained, 31% of total Agreements may require the Group to transfer possession of the equipment to another equipment manager. Such transfer of possession may result in the Group incurring certain costs. The remaining 23% of total Agreements may require the Group to purchase the equipment from the container owners pursuant to the terms of their respective Agreements, generally a stipulated percentage (determined by age of the equipment) of the original cost of the equipment.

vii. Dispute with Contrin Holding S.A.

      Since 1983, the Group has managed containers for Austrian investment entities sponsored by companies owned or controlled by Contrin Holding S.A., a Luxembourg holding company, and for Contrin Holding S.A. itself (collectively, “Contrin”).

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

THE CRONOS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(US dollar amounts in thousands, except per share amounts)

      In December 1997, the Group recorded an accrual of $3,400 relating to the alleged transfer of $2,600, the related interest, plus the estimated settlement costs of this and other claims by Contrin. On December 31, 2002, the balance of this accrual was $3,016.

      On August 8, 2000, Contrin, through an affiliate, Contrin Worldwide Container Leasing GmbH (“CWC”) filed an action in the Luxembourg District Court against the Company, seeking recovery of $2,600 million, together with interest and costs. On January 10, 2001, the Company responded to Contrin’s complaint, requesting that the District Court dismiss the proceeding for lack of jurisdiction over the dispute, and denying Contrin’s claims on the merits. Since January 10, 2001, the parties have supplemented their pleadings and filed documentary evidence with the court to respond to assertions made by the other party. No date has been set for a final hearing on CWC’s claims against the Company.

      On September 26, 2002, the Company issued its “intervening” summons in the proceeding, naming Mr. Palatin, his wife, and Klamath Enterprises, S.A. (“Klamath”) as cross-defendants. By its intervening summons, the Company claims the right to indemnity from the Palatins and Klamath for any liability imposed upon the Company in favor of Contrin on Contrin’s claims against the Company. Klamath is a Panamanian company and the record owner of an estate located in Amersham, England. The Company alleges that a substantial portion of the $2,600 transferred by Contrin for the purchase of containers was diverted by the Palatins to improve and furnish the Amersham estate, in which they lived in 1994, and that Mr. Palatin is the beneficial owner of Klamath. The Company has served the summons on Klamath and is currently in the process of serving the summons on the Palatins. Once served, the cross-defendants will have the opportunity to file responsive pleadings and evidence. Klamath, through its Austrian counsel has indicated that it will challenge the jurisdiction of the Luxembourg court over it.

      In anticipation of the filing of Contrin’s claims against the Company in Luxembourg, the Group, in June of 2000, filed claims for indemnity against Mr. Palatin and his wife in the High Court of Justice, London, England, and in July 2000, separately, a claim against Barclays Bank PLC (“Barclays”). Barclays was the bank that received the $2,600 from Contrin. For a description of these claims, see “Legal Proceedings.”

      On August 2, 2001, CWC filed a separate claim against Cronos Containers N.V. (“CNV”), a wholly-owned Netherlands Antilles subsidiary of the Company, in the High Court of Justice, London, England. By its claim, Contrin asserts that CNV, wrongfully and in violation of the container management agreement between Contrin and CNV, failed to distribute to Contrin $500 in distributions for the second through fourth calendar quarters of 1996. Contrin seeks recovery of this sum, plus interest. On December 31, 2001, CNV filed its defense to CWC’s claim, denying CWC’s claims and denying that CNV is liable to CWC in any amount. The trial of CWC’s claim, initially set for January 27, 2003, has been postponed. The new trial date has yet to be scheduled.

      Concurrently with the filing of its defense to CWC’s claims, CNV filed a separate claim against the Palatins and Klamath, seeking recovery of $500 from the Palatins that CNV alleges was misappropriated from CNV by Mr. Palatin. For the status of this separate claim by CNV against the Palatins and Klamath, see “Legal Proceedings.”

      On September 18, 2002, three Austrian affiliates of Contrin filed a claim against CNV in the High Court of Justice, London, England (the “Disposals Claim”). The claimants assert that CNV has breached container management agreements entered into in 1993 by selling containers without obtaining the consent of the claimants, in violation of the terms of the container management agreements. The claimants assert that they are entitled to all sums received by CNV from the sale of containers wrongfully disposed of under the container management agreements or, alternatively, that CNV is liable for damages for wrongfully depriving the claimants of the use and possession of the containers sold. Claimants assert damages in excess of $100, and request an accounting, interest, and costs.

THE CRONOS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(US dollar amounts in thousands, except per share amounts)

      CNV filed its defense to the Disposals Claim on December 13, 2002, denying the substantive allegations of the claim and that the claimants are entitled to the relief claimed or to any other relief.

      Contrin has also asserted an interest in the containers managed by the Group for Transocean Equipment Manufacturing and Trading Limited (“TOEMT”) and in the distributions payable with respect to such containers, as discussed below.

      Management considers that prudent provision has been made in the financial statements for the Contrin matters noted above. There is a reasonable possibility that a material change could occur with respect to these commitments and contingencies within one year of the date of these financial statements. In such an event, management estimates that possible losses could exceed the amount accrued by $3,200.

viii. TOEMT

      TOEMT, which is currently in liquidation in the United Kingdom, has been separately registered by the same name in both the United Kingdom and in the Isle of Man. At December 31, 2002, the Group had $1,245 in amounts payable to TOEMT on deposit in a bank account pending clarification of the proper claimants to the distributions payable with respect to the containers owned by TOEMT. Contrin has provided the Group with copies of default judgements that Contrin secured in January and June 2001 from the Commercial Court of Vienna, Austria, against TOEMT, the UK company, in the amount of $100, and against TOEMT, the Isle of Man company, in the amount of $400. Contrin has recently retained separate UK insolvency counsel, and has initiated proceedings to place TOEMT (Isle of Man) in liquidation. Contrin has claimed an entitlement to all of the distributions that the Group has set aside in the separate bank account on the TOEMT containers, and its insolvency counsel, which also represents the liquidator of the UK TOEMT and the proposed liquidator of TOEMT (Isle of Man) has requested an accounting and extensive information on the Group’s management of the containers for TOEMT. Until clarification is secured by the court(s) overseeing the liquidation(s) of UK TOEMT and TOEMT (Isle of Man) and / or through agreement with the liquidators of TOEMT, the Group presently intends to continue to set aside the distributions due and payable by the Group on the containers it manages for TOEMT.

14  Common shares

	2002	2001	2000

Common shares outstanding:
At beginning of year	7,364,580	9,158,378	9,158,378
New common shares issued	7,500	—	—
Common shares held in treasury	(12,000)	(1,793,798)	—

At end of year	7,360,080	7,364,580	9,158,378

      On December 11, 1998, an option to purchase 300,000 common shares was granted to Mr. Tietz on his appointment as chief executive officer (see Note 15).

      On June 3, 1999, the 1999 Stock Option Plan (“the Plan”) was approved by the Board of Directors. The Plan authorizes the issuance of 500,000 common shares to key employees (see Note 15).

      In August 1999, the Company issued an additional 300,000 common shares and warrants to purchase 200,000 common shares in connection with the Group’s refinancing of approximately $47,800 of its short-term and other indebtedness. The warrants are exercisable at $4.41 per share and expire on August 15, 2004, plus ninety days or, if later, the date on which there has been full repayment of the monies borrowed under the associated refinancing. Using a Black Scholes model, the fair value of the warrant was determined to be $246 and such amount was credited to additional paid-in capital. The corresponding debt discount has been

THE CRONOS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(US dollar amounts in thousands, except per share amounts)

deferred and is being amortized over the life of the associated refinancing using the interest method in accordance with SFAS No. 91.

      On October 29, 1999, a Shareholder Rights Plan (the “Rights Plan”) was adopted. Under the Rights Plan, one common share purchase right was distributed as a dividend on each share of the Company’s common shares as of the close of business on October 25, 1999. The rights will be attached to and trade with all certificates representing common shares. The rights expire on October 28, 2009, and are redeemable by the Company at any time prior to this date. The rights will only be exercisable on the acquisition by any person or related group of persons of 20% or more of the Company’s common shares. The rights entitle the holder, with the exception of the acquiring person or group, to purchase a specified number of the Company’s common shares for 50% of their market value at that time. The rights will not be triggered if the Company’s Board of Directors has previously approved such an acquisition.

      On January 10, 2001, the Non-Employee Director’s Equity Plan (the “Equity Plan”) was approved by the shareholders. The Equity Plan authorized the issuance of 275,000 common shares to non-employee directors (see Note 15).

      In May 2001, the Group was awarded 1,793,798 outstanding common shares in the Company that were beneficially owned by a former chairman and chief executive officer in part consideration for amounts owed under two promissory notes. Cancelation of the shares beneficially owned by the former chairman represents a 19.6% reduction in the number of outstanding common shares of the Group. Cronos formally cancelled and retired the 1,793,798 shares in June 2002.

      On December 10, 2002, a stock repurchase plan (the “Repurchase Plan”) was approved, whereby the Board of Directors has authorized the expenditure of up to $500 over the period ending December 10, 2003, for the repurchase of not more than 200,000 shares of the Company’s common shares. At December 31, 2002, 12,000 shares had been repurchased at $3.10 per share.

      On December 1, 2002, a total of 7,500 shares were granted to eligible employees and agents of the Company and its subsidiaries. The purpose of the Company’s restricted stock grants is to increase the number of shareholders of the Company and to further align the interests of the grantees with the interests of the shareholders of the Company. No cash payment will be required of the grantees for the shares. A total of 8,000 Cronos shares have been authorized for grant hereunder. The shares vest upon the second anniversary of the date of grant if the grantee has remained an employee from the date of grant. Upon vesting, the shares are no longer subject to forfeiture. A grantee shall be entitled to all rights of a shareholder of the Company during the time the shares are subject to forfeiture. The fair value of the grant was determined to be $21 calculated at $2.80 per share, being the market value of the shares on the date of the grant. At December 31, 2002, the remaining contractual life was 1.92 years.

      All 7,360,080 of common shares outstanding rank equally in respect of shareholder rights.

15  Stock-Based Compensation

      Stock-based compensation comprises:

i.    Management Equity Investment Plan (the “MEIP”)

      The MEIP was introduced in 1994 and included a total of 440,000 common shares, which were reserved for key employees of the Company. From its inception to expiration, no options were exercised and on November 25, 2001, all unexercised options expired.

THE CRONOS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(US dollar amounts in thousands, except per share amounts)

ii.  1998 Stock Option Plan

      In December 1998, the Company granted Dennis J. Tietz, on his appointment as chief executive officer of the Company, the option to acquire 300,000 common shares in the Company. The term of the option is ten years, and may be exercised, in whole or in part, at any time from the date of grant. If the options are exercised, payment for shares is to be made by cash, the surrender of the Company’s common shares already owned by the employee (valued at their fair market value on the date of the surrender), or an alternate form of payment as may be approved by the Company’s Compensation Committee (the “Committee”). The number and price of shares subject to the option will be adjusted in the event of any stock split, declaration of a stock dividend, or like changes in the capital stock of the Company.

iii.  1999 Stock Option Plan

      The 1999 Stock Option Plan authorizes the issuance of 500,000 common shares and permits the Company to award to key employees incentive options and non-qualified stock options. The number of shares available for issuance under the Plan may be adjusted in the event of any subdivision of the outstanding shares of the common shares of the Company, the declaration of a dividend payable in common shares of the Company, or like events. The Plan terminated on December 31, 2002. A total of 500,000 options have been granted under the Plan and the exercise price of each option was determined by the Committee on the date of each grant. The exercise price of a stock option may be paid in cash or previously owned stock or both. The options vest and are exercisable at the rate of 25% per year on the first four anniversary dates of the grant. The term of each option is ten years.

iv.  The Non-Employee Director’s Equity Plan

      A non-employee director will participate in the Non-Employee Directors’ Equity Plan (the “Equity Plan”) in two ways: by electing to receive, in lieu of the cash compensation otherwise payable to the non-employee director, an award of “Director’s Stock Units”, and through the receipt of director’s options (“Director’s Options”) to acquire common shares of the Company. A Director’s Stock Unit is defined as the equivalent of one common share of the Company. A total of 275,000 common shares were originally made available for issuance under the Equity Plan, both to supply shares for the settlement of Director’s Stock Units into common shares of the Company and for issuance upon the exercise of Director’s Options. The option may be exercised within 10 years of the grant date. The Director’s Options shall vest and become exercisable over three years, with one third exercisable on the first three anniversary dates following the date of the grant. The exercise price of each Director’s Option will be the average of the fair market value of the common shares for the twenty trading days immediately preceding the date of grant of the Director’s Options. The award of Director’s Stock Units and Director’s Options after December 31, 2002, will be subject to and conditional upon shareholder approval at the next annual meeting of the Company of an amendment to the Equity Plan to reserve an additional 325,000 shares of the Company for issuance upon exercise of Director’s Options and in settlement of Director’s Stock Units.

      During the years ended December 31, 2002 and 2001, the number of Director’s Stock Units awarded in lieu of compensation and the related weighted average fair values was 49,563 and 28,932, respectively, and $3.86 and $4.89, respectively. In addition, and subject to the proposed amendment to the Equity Plan, non-employee directors accumulated a further 14,784 Director’s Stock Units in lieu of compensation in January 2003. Compensation expense of $195 and $164 was recognized for the years ending December 31, 2002 and 2001, respectively. At December 31, 2002 the weighted average remaining contractual life was 9 years.

THE CRONOS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(US dollar amounts in thousands, except per share amounts)

v.   Stock Appreciation Rights

      On October 13, 1999, the Board resolved to grant stock appreciation rights (“SARs”) to a key executive of 200,000 share units. A SAR is defined as the equivalent of one common share of the Company. The grant of the SARs entitles the grantee to receive cash payments from the Company as provided for in the SAR agreement. The SARs were granted at a grant price of $4.375 per SAR. As of the date of the award, the closing price of the Company’s common shares was $4.875 per share. On October 13, 2002, the SARs became fully vested.

      In addition, on October 13, 1999, the Board approved the grant of 60,000 SARs to its non-employee directors. The grant represented 15,000 SARs for each current non-employee director, with a grant price of $4.094. On October 13, 1999, the closing price of the Company’s common shares was $4.875 per share. In 2001, the current non-employee directors were granted the option to convert the SARs into Directors Options under the Equity Plan discussed above. This right of conversion was exercised by all non-employee directors.

      In accordance with SFAS 123, the compensation expense incurred in respect of SARs is estimated using the price of the Company’s common shares on the balance sheet date as a surrogate for the price on the date of exercise. A liability is created for the estimated compensation expense and is adjusted up or down at each balance sheet date for changes in the price of the Company’s stock. For the year ended December 31, 2002, a credit of $94 was recorded to compensation expense. Compensation expense of $32 and $47 was recognized for the years ended December 31, 2001 and 2000, respectively.

      No SARs were redeemed during the three years ended December 31, 2002.

vi.  Summary of Stock Option Activity Under All Plans

	For the Years Ended December 31,

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding on January 1	920,000	$4.755	717,600	$6.457	408,000	$7.518
Granted	60,000	$4.390	245,000	$4.746	425,400	$5.390
SAR conversion	—	—	60,000	$4.094	—	—
Forfeited/expired	—	—	(102,600)	$16.250	(115,800)	$6.276

Outstanding on December 31	980,000	$4.733	920,000	$4.755	717,600	$6.457

Exercisable on December 31	543,750	$4.660	378,750	$4.557	354,000	$6.186

      For options outstanding at December 31, 2002, the exercise prices ranged from $4.09 to $5.25, and the weighted average remaining contractual life was 7.1 years.

vii. Fair Value Disclosures

      The weighted average fair value of stock options at the date of grant was $2.03, $1.88 and $2.94, per option for options granted for the years ended December 31, 2002, 2001 and 2000, respectively. The weighted

THE CRONOS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(US dollar amounts in thousands, except per share amounts)

average fair value of options was determined based on the Black Scholes model, utilizing the following assumptions:

	2002	2001	2000

Expected term in years	10	10	10
Risk free interest rate	5.0%	5.2%	6.7%
Volatility	11.5%	10.7%	7.8%
Dividends	0%	0%	0%

      During the year ended December 31, 2001, 120,000 options were granted at an exercise price that was less than the market price on the date of the grant. The weighted average exercise price and weighted average fair value for these options was $4.23 and $2.14, respectively. In addition, 185,000 options were granted with an exercise price equal to the market price of $4.875 on the date of the grant. The weighted average fair value for such options was $1.71.

16  Restricted retained earnings

      On an annual basis, Luxembourg law requires appropriation of an amount equal to at least 5% of net income to a legal reserve until such reserve equals 10% of the stated capital related to the outstanding common and preferred shares. This reserve is not available for dividends. At December 31, 2001, the legal reserve represented 10% of the stated capital and no appropriation to the reserve was required. At December 31, 2002, due to a reduction in share capital, the reserve exceeded the legal minimum by $357.

17  Related party transactions

      The Group had the following transactions with related parties during the years ended December 31, 2002, 2001 and 2000, respectively:

i.   In October 1999, the Group brought an action against Mr. Palatin in the Supreme Court of the State of New York, for payment of the remaining balances due under two promissory notes, both dated July 14, 1997 (the “Palatin Notes”), by and between a subsidiary of the Company, as payee, and Mr. Palatin, as payor. The original principal amount of the Palatin Notes was $9,600. Mr. Palatin made no payments under the Palatin Notes, which were due on October 31 and December 31, 1997, respectively. The amounts due under the Palatin Notes were reduced by $5,279 as a result of the sale, on or about June 21, 1999, of 1,463,636 common shares of the Company by certain of the Group’s lenders (the indebtedness of the Group to the lenders was reduced by a like amount). The shares had been acquired by the banks by pledge from the Group to secure, in part, indebtedness owed by the Group to the banks. As a result of the sale of the shares, Mr. Palatin owed the Group $6,227 in principal and $356 in interest under the Palatin Notes, at the time the Group filed its complaint in New York Supreme Court.

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

THE CRONOS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(US dollar amounts in thousands, except per share amounts)

      On May 8, 2001, in response to a motion the Group made in the Massachusetts Court, the Court entered its judgement against Mr. Palatin and Klamath affirming the default judgement of the New York State Supreme Court in the amount of $6,584, and ordering the Company’s transfer agent, to cancel the Klamath Shares, to issue a new stock certificate for 1,793,798 common shares in the name of the Company’s subsidiary, Cronos Equipment (Bermuda) Limited (“CEB”), and to transfer the Klamath Shares to CEB on the books and records of the transfer agent. The transfer agent promptly cancelled the Klamath Shares and issued a new stock certificate for 1,793,798 common shares of the Company to CEB. The Court also ordered Mr. Palatin and Klamath to pay CEB’s fees and expenses, including attorneys’ fees, incurred in securing the final judgement. The Group reduced the amount owed by Mr. Palatin to CEB by $6,000 which is a valuation based on the estimated fair value of the shares received. As described in Note 13 herein, the Group continues to pursue legal actions against Mr. Palatin. Any future amounts received from the settlement will be recorded as income when received.

ii.   In September 2002, Cronos sold $18,800 of containers to a new Container Equity Program in which it holds a 50% equity interest. The Group transferred an additional $4,672 of containers as a capital contribution.

18  Quarterly financial data (unaudited)

	1st	2nd	3rd	4th

2002 quarterly financial data
Total revenues	$29,992	$29,408	$29,463	$30,828
Net income	188	2,593	219	58
Basic net income per common share	$0.03	$0.35	$0.03	$0.01
Diluted net income per common share	$0.03	$0.35	$0.03	$—

2001 quarterly financial data
Total revenues	$33,025	$31,795	$31,498	$35,338
Net income	594	2,008	216	352
Basic net income per common share	$0.06	$0.25	$0.03	$0.06
Diluted net income per common share	$0.06	$0.25	$0.03	$0.05