Form 10-Q
period 2003-03-31
CRONOS GROUP
filed 2003-05-14
CIK 919869

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2003
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

               The number of Common Shares outstanding as of May 13, 2003:

Class	Number of Shares Outstanding

Common	7,360,080

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
Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002
Liquidity and Capital Resources
Cash Flow Statements for the Three Months ended March 31, 2003 and 2002
Capital Resources
Item 3 — Quantitative and Qualitative Disclosures about Market Risk
Item 4 — Controls and Procedures
PART II — OTHER INFORMATION
Item 1 — Legal Proceedings
Item 2 — Changes in Securities and Use of Proceeds
Item 3 — Defaults Upon Senior Securities
Item 4 — Submission of Matters to a Vote of Security Holders
Item 5 — Other Information
Item 6 — Exhibits and Reports on Form 8-K
Signatures
CERTIFICATION
Exhibit Index
EXHIBIT 99

The Cronos Group

PART I — FINANCIAL INFORMATION	1
Item 1 — FINANCIAL STATEMENTS	1
Management Representation	1
Condensed Unaudited Consolidated Statements of Income	2
Condensed Unaudited Consolidated Balance Sheets	3
Condensed Unaudited Consolidated Statements of Cash Flows	4
Consolidated Unaudited Statement of Shareholders’ Equity	5
Notes to the Condensed Unaudited Consolidated Financial Statements	6
Item 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13
General	13
Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002	14
Liquidity and Capital Resources	15
Cash Flow Statements for the Three Months Ended March 31, 2003 and 2002	16
Capital Resources	16
Item 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	16
Item 4 — CONTROLS AND PROCEDURES	17
PART II — OTHER INFORMATION	18
Item 1 — Legal Proceedings	18
Item 2 — Changes in Securities and Use of Proceeds	20
Item 3 — Defaults Upon Senior Securities	20
Item 4 — Submission of Matters to a Vote of Security Holders	20
Item 5 — Other Information	20
Item 6 — Exhibits and Reports on Form 8-K	20

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

The Cronos Group

Condensed Unaudited Consolidated Statements of Income

(US dollar amounts in thousands, except share amounts)

	Three Months Ended
	March 31,
	2003	2002
Gross lease revenue	$28,753	$28,329
Equipment trading revenue	655	384
Commissions, fees and other income:
- Container Equity Programs	281	311
- Unrelated parties	773	968
Equity in earnings of affiliate	216	—

Total revenues	30,678	29,992

Direct operating expenses	5,685	7,757
Payments to Managed Container Owners:
- Container Equity Programs	5,465	3,955
- Other Managed Container Owners	9,510	8,826
Equipment trading expenses	570	367
Depreciation and amortization	3,733	3,849
Selling, general and administrative expenses	3,828	3,366
Interest expense	1,247	1,644

Total expenses	30,038	29,764

Income before income taxes	640	228
Income tax provision	171	40

Net income	469	188

Net income per common share (basic and diluted)	$0.06	$0.03

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

The Cronos Group

Condensed Unaudited Consolidated Balance Sheets

(US dollar amounts in thousands, except share amounts)

	March 31,	December 31,
	2003	2002
Assets
Cash and cash equivalents	$4,879	$4,626
Restricted cash	493	493
Amounts due from lessees, net	22,180	22,580
Amounts receivable from container owners	7,390	7,542
New container equipment for resale	7,515	2,570
Net investment in direct financing leases	8,549	7,912
Investment in unconsolidated affiliate	3,819	3,603
Container equipment, net	134,230	136,926
Other equipment, net	585	513
Goodwill, net	11,038	11,038
Other intangible assets, net	862	909
Other assets	14,620	15,477

Total assets	$216,160	$214,189

Liabilities and shareholders’ equity
Amounts payable to container owners	$18,609	$18,583
Amounts payable to container manufacturers	10,293	8,590
Direct operating expense payables and accruals	4,969	5,071
Debt and capital lease obligations	101,355	100,997
Current and deferred income taxes	5,450	5,536
Deferred income and unamortized acquisition fees	4,968	5,201
Other amounts payable and accrued expenses	5,838	6,005

Total liabilities	151,482	149,983

Shareholders’ equity
Common shares (7,372,080 shares)	14,744	14,744
Additional paid-in capital	47,128	47,125
Common shares held in treasury (12,000 shares)	(37)	(37)
Restricted retained earnings	1,832	1,832
Retained earnings	1,011	542

Total shareholders’ equity	64,678	64,206

Total liabilities and shareholders’ equity	$216,160	$214,189

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

The Cronos Group

Condensed Unaudited Consolidated Statements of Cash Flows

(US dollar amounts in thousands, except share amounts)

	Three Months Ended
	March 31,
	2003	2002
Net cash provided by operating activities	$5,352	$4,613

Cash flows from investing activities
Purchase of container equipment	(3,072)	(5,531)
Purchase of property and other equipment	(121)	(13)
Change in accrued equipment purchases	(3,459)	—
Investment in direct finance lease equipment	(712)	(747)
Proceeds from sales of container equipment	1,427	540
Proceeds from sale of direct financing lease equipment	627	—

Net cash used in investing activities	(5,310)	(5,751)

Cash flows from financing activities
Proceeds from issuance of term debt	6,957	7,985
Repayments of term debt and capital lease obligations	(6,599)	(5,455)
Dividend paid	(147)	—

Net cash provided by financing activities	211	2,530

Net increase in cash and cash equivalents	253	1,392
Cash and cash equivalents at beginning of period	4,626	4,914

Cash and cash equivalents at end of period	$4,879	$6,306

Supplementary disclosure of cash flow information:
Cash paid during the period for:
- interest	$1,024	$1,416
- income taxes	361	73
Cash received during the period for:
- interest	73	13
- income taxes	60	106
Non-cash activities:
- container equipment acquired under capital lease	—	986

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

The Cronos Group

Consolidated Unaudited Statement of Shareholders’ Equity

(US dollar amounts in thousands, except share amounts)

Three months ended March 31, 2003

		Additional	Common	Restricted		Total
	Common	paid-in	shares held	retained	Retained	shareholders’
	shares	capital	in treasury	earnings	earnings	equity

Balance, December 31, 2002	$14,744	$47,125	$(37)	$1,832	$542	$64,206
Amortization of employee share grant	—	3	—	—	—	3
Net income	—	—	—	—	469	469

Balance, March 31, 2003	$14,744	$47,128	$(37)	$1,832	$1,011	$64,678

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

The Cronos Group

Notes to the Condensed Unaudited Consolidated Financial Statements

(US dollar amounts in thousands, except per share amounts)

1.	The condensed unaudited consolidated financial statements include the accounts of The Cronos Group and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

2.	Stock-Based Compensation (US dollar amounts in thousands, except share and per share amounts)

               The Group has adopted disclosure requirements under SFAS No. 123 (“SFAS 123”) “Accounting for Stock-Based Compensation”, but continues to account for stock-based compensation under Accounting Practices Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” under which no compensation expense has been recognized. In accordance with SFAS 123, the Company discloses the fair value of its stock options, which is calculated based on the Black Scholes model.

               In December 2002, the Financial Accounting Standards Board issued SFAS No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation – Transition and Disclosure”. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, SFAS 148 amended the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the method used to report results. The Company has adopted the disclosure requirements of SFAS 148.

               If the stock options had been accounted for under SFAS 123, the impact on the Group’s net income and net income per share would have been as follows:

	Three Months Ended
	March 31,
	2003	2002
Net income:
- as reported	$469	$188
- stock-based compensation expense, net of tax effects	(71)	(122)

- pro forma	$398	$66

Basic and diluted net income per share:
- as reported	$0.06	$0.03

- pro forma	$0.05	$0.01

The Cronos Group

Notes to the Condensed Unaudited Consolidated Financial Statements

3.     Operating segment data

Condensed segment information is provided in the tables below:

		Other
	Container	Managed
	Equity	Container	Owned
	Programs	Owners	Containers	Total
Three months ended March 31, 2003
Gross lease revenue	$8,058	$12,720	$7,975	$28,753
Operating profit before indirect items	1,419	502	2,623	4,544
Operating profit (loss)	261	(799)	1,810	1,272
Segment assets	13,540	20,709	156,611	190,860
Three months ended March 31, 2002
Gross lease revenue	$7,350	$12,696	$8,283	$28,329
Operating profit before indirect items	1,379	174	2,113	3,666
Operating profit (loss)	321	(1,026)	1,330	625
Segment assets at end of period	11,507	22,191	169,224	202,922

Reconciliation of operating profit for reportable segments to income before income taxes:

	Three Months Ended
	March 31,
	2003	2002
Operating profit	$1,272	$625
Selling, general and administrative expenses	(585)	(350)
Amortization of intangibles	(47)	(47)

Income before income taxes	$640	$228

The Cronos Group

Notes to the Condensed Unaudited Consolidated Financial Statements

4.	Earnings per common share (US dollar amounts in thousands, except share and per share amounts)

The components of basic and diluted net income per share were as follows:

	Three Months Ended
	March 31,
	2003	2002
Net income available for common shareholders	$469	$188

Average outstanding shares of common stock	7,360,080	7,364,580
Dilutive effect of:
- 1998 Stock Option Plan	—	45
- Non-Employee Directors Equity Plan	109,869	45,257

Common stock and common stock equivalents	7,469,949	7,409,882

Basic and diluted net income per share	$0.06	$0.03

5.	Amounts receivable from container owners

               Amounts receivable from container owners include amounts due from related parties of $3.3 million and $3.4 million at March 31, 2003 and December 31, 2002, respectively.

6.	Investments in related parties

               Investments in related parties take two forms:

               Under the first form the investments comprise interests as a general partner and as a limited partner in eight sponsored funds. These general and limited partner investments are accounted for using the equity method. The subsidiary of the Company that acts as a general partner maintains insurance for bodily injury, death and property damage for which a partnership may be liable, and may be contingently liable for uninsured obligations of the partnerships. The investment in US Limited Partnerships was $nil at both March 31, 2003 and December 31, 2002, respectively.

               Under the second form the Group has a 50% equity investment in a joint venture container purchase entity (the “Joint Venture Program”). The Joint Venture Program operates as a bankruptcy-remote, special purpose entity organized under the laws of Bermuda and is accounted for using the equity method. The investment in the joint venture entity was $3.8 million and $3.6 million at March 31, 2003 and December 31, 2002.

7.	Container equipment

               Container equipment is net of accumulated depreciation of $91.8 million and $91.7 million at March 31, 2003 and December 31, 2002, respectively.

8.	Amounts payable to container owners

               Amounts payable to container owners include amounts payable to related parties of $8.4 million and $8.2 million at March 31, 2003 and December 31, 2002, respectively.

9.	Debt and capital lease obligations

               Debt and capital lease obligations are secured by container equipment and include amounts due within twelve months of $14.8 million and $13.1 million at March 31, 2003 and December 31, 2002, respectively. Interest rates under these facilities range from 2.9% to 8.6% and they extend to various dates through 2012. At March 31, 2003, the Group had provided guarantees for the payment of the $101.4 million of outstanding debt and capital lease obligations, plus related interest.

The Cronos Group

Notes to the Condensed Unaudited Consolidated Financial Statements

10.	Commitments and contingencies (to be read in conjunction with Note 13 to the Company’s 2002 Consolidated Financial Statements on Form 10-K)

i.	Commitments

At March 31, 2003, the Group had outstanding orders to purchase $10 million of container equipment.

ii.	Guarantee to US Limited Partnership

               During 2000, the Group provided an unsecured guarantee under a $5 million third-party loan note (the “Note”), with a 2006 maturity date, to a US Limited Partnership. Under the terms of the guarantee, the Group may be liable for any principal and interest outstanding under the terms of the Note in the event of a default by the US Limited Partnership. At March 31, 2003, the balance outstanding under the Note was $2.7 million.

iii.	Guarantee of third-party loan and rent support agreement

               During 1996 and 1997, the Group sold a total of $26.3 million of equipment, which was under a direct financing lease with a major shipping line, to a third-party. The third-party financed the acquisition of this equipment with a loan of $26.3 million, with a 2004 maturity date, to which the Group provided a first loss guarantee for 20% of the outstanding debt. The Group can collateralize up to 50% of the guarantee with a first security interest in additional equipment. At March 31, 2003, the balance outstanding under the loan was $3.5 million. In addition, under the terms of a rent support agreement for which Cronos earns a fee of $0.1 million per annum, the Group is required to deposit an amount equal to the aggregate of all rental charges scheduled to be paid under the direct financing lease for the next twelve months or until the end of the lease, if sooner, upon the occurrence of a continuing event of default by the shipping line. Annual rental charges under the lease, with a 2004 scheduled maturity date, approximate $3.5 million.

iv.	Guarantee under a purchase, assignment and agency agreement

               During 1996, the Group entered into a term lease with a lessee in the ordinary course of business. During 1997, the containers held under the lease were sold, and the lease was assigned to a financial institution. The transaction was accounted for as a sale. As part of this contract, the Group continues to manage the containers held under the term lease and invoices the lessee and collects monies on behalf of the financial institution. Rental under the lease is approximately $0.5 million per annum of which the Group remits $0.4 million to the financial institution as rent and $0.1 million to a retention account held as security by the institution. As compensation for this service, the Group earns an agency fee. Under the terms of the contract with the financial institution, if the lessee fails to make payments, other than in the event of being declared bankrupt, the Group has provided an unsecured guarantee that it will continue to make payments to the financial institution. The guarantee and agreement with the financial institution will expire in 2005.

v.	Guarantees under fixed non-cancellable operating leases

               Cronos, as lessee, has entered into secured fixed operating lease contracts for container equipment under which it has guaranteed the payment of the future minimum lease obligations. As of March 31, 2003, the future minimum annual lease payments under these non-cancellable operating leases were:

2004	$6,588
2005	8,427
2006	9,731
2007	2,563
2008	2,563
2009 and thereafter	14,436

Total	$44,308

vi.	Agreements with Other Managed Container Owners – early termination options

               Approximately 49% (based on original equipment cost) of the agreements (the “Agreements”) with Other Managed Container Owners contain early termination options, whereby the container owner may terminate

The Cronos Group

Notes to the Condensed Unaudited Consolidated Financial Statements

the Agreement if certain performance thresholds are not achieved. At March 31, 2003, approximately 36% (based on original equipment cost) of total Agreements were eligible for early termination. Cronos believes that early termination of these Agreements by the Other Managed Container Owners is unlikely.

vii.	Agreements with Other Managed Container Owners – change of control provisions

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

viii.	Contingencies – Disputes with Contrin Holding S.A.

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

               In December 1997, the Group recorded an accrual of $3.4 million relating to the alleged transfer of $2.6 million, the related interest, plus the estimated settlement costs of this and other claims by Contrin. On March 31, 2003, the balance of this accrual was $3 million.

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

               In anticipation of the filing of Contrin’s claims against the Company in Luxembourg, the Group, in June of 2000, filed claims for indemnity against Mr. Palatin and his wife in the High Court of Justice, London, England, and in July 2000, separately, a claim against Barclays Bank PLC (“Barclays”). Barclays was the bank that received the $2.6 million from Contrin. For a description of these claims, see “Legal Proceedings”.

               On August 2, 2001, CWC filed a separate claim against Cronos Containers N.V. (“CNV”), a wholly owned Netherlands Antilles subsidiary of the Company, in the High Court of Justice, London, England. By its claim, Contrin asserts that CNV, wrongfully and in violation of the container management agreement between

The Cronos Group

Notes to the Condensed Unaudited Consolidated Financial Statements

Contrin and CNV, failed to distribute to Contrin $0.5 million in distributions for the second through fourth calendar quarters of 1996. Contrin seeks recovery of this sum, plus interest. On December 31, 2001, CNV filed its defense to CWC’s claim, denying CWC’s claims and denying that CNV is liable to CWC in any amount. The trial of CWC’s claim, initially set for January 27, 2003, was postponed. The new trial date has yet to be scheduled.

               Concurrently with the filing of its defense to CWC’s claims, CNV filed a separate claim against the Palatins and Klamath, seeking recovery of $0.5 million from the Palatins that CNV alleges was misappropriated from CNV by Mr. Palatin. For the status of this separate claim by CNV against the Palatins and Klamath, see “Legal Proceedings”.

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

               Management considers that prudent provision has been made in the financial statements for the Contrin matters noted above. There is a reasonable possibility that a material change could occur with respect to these commitments and contingencies within one year of the date of these financial statements. In such an event, management estimates that possible losses could exceed the amount accrued by $3.5 million.

               ix.      TOEMT

               TOEMT, which is currently in liquidation in the United Kingdom, has been separately registered by the same name in both the United Kingdom and in the Isle of Man. At March 31, 2003, the Group had $1.3 million in amounts payable to TOEMT on deposit in a bank account pending clarification of the proper claimants to the distributions payable with respect to the containers owned by TOEMT. Contrin has provided the Group with copies of default judgements that Contrin secured in January and June 2001 from the Commercial Court of Vienna, Austria, against TOEMT, the UK company, in the amount of $0.1 million, and against TOEMT, the Isle of Man company, in the amount of $0.4 million. Contrin has recently retained separate UK insolvency counsel, and has initiated proceedings to place TOEMT (Isle of Man) in liquidation. Contrin has claimed an entitlement to all of the distributions that the Group has set aside in the separate bank account on the TOEMT containers, and its insolvency counsel, which also represents the liquidator of the UK TOEMT and the proposed liquidator of TOEMT (Isle of Man) has requested an accounting and extensive information on the Group’s management of the containers for TOEMT. Until clarification is secured by the court(s) overseeing the liquidation(s) of UK TOEMT and TOEMT (Isle of Man) and / or through agreement with the liquidators of TOEMT, the Group presently intends to continue to set aside the distributions due and payable by the Group on the containers it manages for TOEMT.

11.	New accounting pronouncements

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

The Cronos Group

Notes to the Condensed Unaudited Consolidated Financial Statements

               In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”. FIN 46 is applicable immediately to any variable interest entity created after January 31, 2003, and must be applied in the first fiscal year or interim period after June 15, 2003, for an interest in a variable interest entity that was acquired before February 1, 2003. The Group has not yet completed the process of identifying whether it has variable interests in any variable interest entities. The Group is evaluating the impact that will result from adopting FIN 46 and is therefore unable to disclose the impact that adopting FIN 46 will have on its financial position and results of operation when such statement is adopted.

               In April 2003, the Financial Accounting Standards Board issued SFAS No. 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for other hedging activities under Statement 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Group is evaluating SFAS 149 but does not believe it will have an impact on its financial statements.

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

               The following chart summarizes the composition of the Cronos fleet (based on original equipment cost) at March 31 for each of the periods indicated:

	2003	2002
Container Equity Programs	31%	30%
Other Managed Container Owners	44%	44%
Owned Containers	25%	26%

Total	100%	100%

               All containers, whether owned or managed, are operated as part of a single fleet. The Group has discretion over which ocean carriers, container manufacturers and suppliers of goods and services it deals with. Since the Group’s management agreements with the Managed Container Owners meet the definition of leases in SFAS No. 13 (“SFAS 13”) “Accounting for Leases”, they are accounted for in the Group’s financial statements as leases under which the container owners are lessors and the Group is lessee. In the three months ended March 31, 2003, 84% of payments to Managed Container Owners represented agreements which generally provided that the amounts payable to container owners were based upon the rentals to ocean carriers after deducting direct operating expenses and a management fee. The remaining 16% of payments to Managed Container Owners represented agreements under which there were fixed payment terms. Minimum lease payments on the agreements with fixed payment terms are presented in Note 11 (c) to the Group’s 2002 Consolidated Financial Statements.

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

               Cronos operates a diversified fleet of containers, including refrigerated containers, tanks, Cellular Palletwide Containers (“CPCs”) and rolltrailers (“Specialized Containers”). Specialized Containers account for over 50% of the Cronos owned fleet (based on original equipment cost).

The Cronos Group

               The following chart summarizes the composition of the Cronos fleet (in thousands), based on twenty-foot equivalent units (“TEU”), by equipment type, at March 31 for each of the periods indicated:

	2003	2002
Dry Cargo	367.9	364.4
Refrigerated	13.2	14.1
Tank	2.5	2.3
Dry Freight Specials:
CPCs	9.2	5.8
Rolltrailer	2.6	2.7
Other Dry Freight Specials	4.2	3.5

Total Fleet	399.6	392.8

               Off-hire container inventories have declined by 44% since January 2002. This is due to an improvement in market conditions and to the implementation of several Cronos marketing initiatives. Utilization increased by 12% to 85% at March 2003, from 73% at the beginning of 2002. The Company will seek to exploit market demand by moving off-hire containers from low demand markets into markets of higher demand as and when conditions allow.

               During the fourth quarter of 2002 and the first quarter of 2003, the payment terms for a number of Agreements with a container owner in the Other Managed Container Owner segment changed from a fixed payment basis to one under which the Group will earn a management fee based upon the rentals to ocean carriers after deducting direct operating expenses.

               During the first quarter of 2003, the Group added $14 million of new equipment to its container fleet. Of this amount, $8.5 million was invested in dry cargo containers, primarily for term and direct finance leases. CPCs represented $2.2 million of new container expenditure, with refrigerated containers, tanks and dry freight specials accounting for the remaining balance.

               Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

               Gross lease revenue of $28.8 million for the three months ended March 31, 2003, was $0.4 million, or 2%, higher than in the corresponding period of 2002. Revenue for dry cargo containers increased by $0.4 million reflecting the increases in both the quantity of on hire containers and in fleet size. CPC gross lease revenue increased by $0.2 million due primarily to a 59% increase in the size of the CPC fleet. However, such increases were partly offset by a reduction in revenue for refrigerated containers due to the disposal of older equipment.

               Equipment trading revenue of $0.7 million in the first quarter of 2003 represented transactions undertaken in which the Group used its relationships with equipment manufacturers to assist third-parties to design and acquire their own equipment and organize delivery to designated locations. Equipment trading expenses of $0.6 million represented equipment and related costs for this activity. The Group earned $0.1 million from equipment trading activity during the first three months of 2003.

               Commissions, fees and other income for the quarter ended March 31, 2003, of $1.1 million were $0.2 million, or 18%, lower than in the same quarter of 2002. Increases of $0.1 million in each of direct finance lease income and unrealized exchange gains recognized on Euro direct finance lease receivables were offset by declines of $0.2 million in equipment design and consultancy fee income, $0.1 million in property fee income and $0.1 million in acquisition fee income. The reduction of property income follows the decision of the Group to relocate its UK office during the second quarter of 2002 to a leasehold premises. Previously, the Group had sublet this property to third-party tenants.

               Direct operating expenses of $5.7 million for the three months ended March 31, 2003, were $2.1 million, or 27%, lower than in the same period of 2002, due primarily to the improved utilization of the dry

The Cronos Group

container fleet. A total reduction of $1.9 million was achieved in storage and handling costs compared to the corresponding period in 2002. Repositioning expenses were $0.7 million lower than in 2002. However, the Group recorded a $0.5 million increase in the provision for doubtful accounts reflecting a deterioration in the credit position of a Far East based shipping line.

               Payments to Managed Container Owners of $15 million during the three months ended March 31, 2003, were $2.2 million, or 17%, higher when compared to the corresponding period in 2002. This increase is attributable to a total increase in net lease revenue (gross lease revenue net of direct operating expenses) for the managed segments and includes the effect of the Joint Venture Program, which commenced in September 2002. This was partly offset by a $0.3 million reduction in payments to a container owner resulting from the change of a number of agreements from a fixed payment basis to a variable management fee basis (see discussion above).

               Depreciation and amortization of $3.7 million for the three months ended March 31, 2003, was $0.1 million lower than in the same period of 2002. The reduction was primarily due to the sale of containers from the Group to the Joint Venture Program in September 2002.

               Selling, general and administrative expenses of $3.8 million in the first quarter of 2003 were $0.5 million, or 14%, higher than in the corresponding period of 2002. This was due to increases of $0.3 million in manpower costs and $0.1 million in each of audit and other professional costs and insurance. The increase in the level of total expenses compared to the corresponding period in 2002 is partially due to the decline in the value of the US dollar against Sterling, the Euro and other major currencies. It is estimated that $0.3 million of the total increase in selling, general and administrative expenses may be attributable to exchange rate movements.

               Interest expense of $1.2 million for the three months ended March 31, 2003, declined by $0.4 million, or 24%, when compared to the corresponding period in 2002. The decline in interest expense is attributable to the reduction in interest rates during 2002, as well as lower debt balances resulting from the partial repayment of the Group’s revolving credit facility in September 2002 following the sale of equipment to the Joint Venture Program.

               Income taxes for the first three months of 2003 were $0.2 million, or 27% of pre-tax income, compared to less than $0.1 million, or 18% of pre-tax income in the corresponding period of 2002. The increase in income taxes primarily reflects the improvement in earnings. In addition, in the first quarter of 2002, the Group utilised prior year trading losses in a subsidiary to further reduce taxation expense.

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

               Operating cash flow is largely dependent upon the timely collections of lease revenues from shipping lines. Based on loss experience for the last eleven years, bad debts have approximated 1% of lease revenues. The Group monitors the ageing of lease receivables, collections and the credit status of existing and potential customers. In the current economic climate there is a risk that some shipping lines may experience financial difficulty. Any resultant material increase in the level of bad debts could potentially impair the ability of the Group to meet its operating commitments.

               At March 31, 2003, the Group had $103.4 million of available container borrowing facilities under which $101.4 million was outstanding. In addition, the Group had $1.7 million of unutilized credit facilities, which are available, if required, for operating cash flow purposes.

The Cronos Group

               Cash Flow Statements for the Three Months ended March 31, 2003 and 2002

               Cash from Operating Activities: Net cash provided by operating activities was $5.4 million and $4.6 million during the first three months of 2003 and 2002, respectively. The cash provided by operating activities was primarily generated by earnings from operations in each respective year.

               Cash from Investing Activities: Net cash used in investing activities was $5.3 million in the first three months of 2003, reflecting the acquisition of $3.2 million of container and other equipment, and $0.7 million of equipment placed on direct finance leases. Additionally there was a $3.5 million reduction in amounts due to container manufacturers. This was partly offset by the sale of $1.4 million of container equipment and $0.6 million of direct finance lease equipment. Net cash used in investing activities was $5.8 million in the first quarter of 2002, reflecting the acquisition of $5.5 million of container equipment and an investment of $0.7 million in direct finance lease equipment. This was partly offset with proceeds of $0.5 million from the sale of container equipment.

               Cash from Financing Activities: Net cash provided by financing activities was $0.2 million during the first three months of 2003. Proceeds from the issuance of new term debt of $7 million were only partly offset by the repayment of $6.6 million of debt and capital lease obligations. Additionally, the Company paid a dividend of $0.1 million in the first quarter. Net cash provided by financing activities was $2.5 million during the first quarter of 2002. Proceeds from the issuance of new term debt of $8 million was partly offset by $5.5 million of debt and capital lease obligations repaid by the Group.

               Capital Resources

               The Group purchases new containers for its own account and for resale to Managed Container Owners and other parties. At March 31, 2003, the Group owed container manufacturers $10.3 million for equipment. The Group will fund $2.9 million of this equipment utilizing new and existing container funding facilities and the remaining $7.4 million will be sold to a Container Equity Program.

               In addition, the Group had outstanding orders to purchase container equipment of $10 million at March 31, 2003. Of this amount, $3.4 million will be financed by the Group using new and existing container funding facilities, $6 million will be sold to a Container Equity Program and $0.6 million will be sold to a third-party under an equipment trading transaction.

               On December 10, 2002, the Board of Directors, declared an interim dividend of 4 cents per common share. The Company paid 50% of this dividend on January 9, 2003, to shareholders of record as of December 23, 2002. The remaining 50% was paid on April 17, 2003, to shareholders of record as of March 28, 2003.

               The Group believes that it has sufficient capital resources to support its operating and investing activities for the next twelve months.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

               Interest rate risk: Outstanding borrowings are subject to interest rate risk. Approximately 86% of total borrowings had floating interest rates at March 31, 2003. The Group conducted an analysis of borrowings with variable interest rates to determine their sensitivity to interest rate changes. In this analysis, the same change was applied to the current balance outstanding, leaving all other factors constant. It was found that if a 10% increase was applied to variable interest rates, the expected effect would be to reduce annual cash flows by $0.3 million.

               Exchange rate risk: Substantially all of the Group’s revenues are billed and paid in US dollars and a significant portion of costs are billed and paid in US dollars. Of the remaining costs, the majority are individually small, unpredictable and incurred in various denominations and thus are not suitable for cost effective hedging. By reference to 2002, it is estimated that for every 10% incremental decline in the value of the US dollar against various foreign currencies, the effect would be to reduce annual cash flows by $0.9 million in any given year.

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

               The Palatins and Klamath contested the jurisdiction of the High Court of Justice over them, or, in the alternative, requested that the court exercise its discretion not to exercise jurisdiction over them. In support of their application, the Palatins filed an affidavit with the court asserting that the Amersham estate is owned by Pontino S.A., a Panamanian company, in which they disclaim any interest. The Group opposed the applications of the Palatins and Klamath. On December 22, 2002, the court rendered its decision rejecting the defendants’ motion for dismissal and on February 26, 2003, the court rejected the defendants’ motion for leave to appeal the court’s decision, awarded the Company 90% of its costs in opposing the motions, and ordered the defendants to pay $30,000 on account of these costs. The defendants have failed to comply with the court’s order, and their counsel have resigned. The Group has sought and secured a debarring order, preventing the defendants from defending the action until they comply with the court’s cost award.

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

               Contrin’s $0.5 Million Claim. On August 2, 2001, CWC filed a separate claim against CNV in the High Court of Justice, London, England. By its claim, CWC asserts that CNV, wrongfully and in violation of the container management agreement between CWC and CNV, failed to distribute to CWC $0.5 million in distributions for the second through fourth calendar quarters of 1996. CWC seeks recovery of this sum, plus

The Cronos Group

interest. On December 31, 2001, CNV filed its defense to CWC’s claim, denying CWC’s claims and denying that CNV is liable to the CWC in any amount. The trial of CWC’s claim is scheduled for December 8, 2003.

               Concurrently with the filing of its defense to CWC’s claims, CNV filed a separate claim against the Palatins and Klamath, seeking recovery of $0.5 million from the Palatins that CNV alleges was misappropriated from CNV by Mr. Palatin. On April 8, 2002, Klamath filed its application with the court seeking an order declaring that the court has no jurisdiction over Klamath or, in the alternative, that it should exercise its discretion not to assert jurisdiction over the Group’s claims against Klamath. The Palatins filed their application for dismissal with the court on July 5, 2002, alleging that the court has no jurisdiction over them. CNV opposed both applications, and both were heard by the court at the same time as Klamath’s and the Palatins’ challenge to the jurisdiction of the UK court over them with respect to the Group’s $2.6 million claim against them, discussed above. The court, by its decision of December 22, 2002, rejected the defendants’ jurisdictional challenge to CNV’s claim. The defendants in this action were also subject to the court’s award of costs rendered in the $2.6 million action, discussed above. They have failed to comply with the order, and their counsel have likewise resigned from representing them in this claim. On May 2, 2003, CNV secured a default judgment against the Palatins in the amount of $0.5 million, plus interest.

               Contrin’s Disposals Claim. On September 18, 2002, three Austrian affiliates of Contrin filed the Disposals Claim against CNV in the High Court of Justice, London, England. The claimants assert that CNV has breached container management agreements entered into in 1993 by selling containers without obtaining the consent of the claimants, in violation of the terms of the container management agreements. The claimants assert that they are entitled to all sums received by CNV from the sale of containers wrongfully disposed of under the container management agreements or, alternatively, that CNV is liable for damages for wrongfully depriving the claimants of the use and possession of the containers sold. Claimants assert damages in excess of $0.1 million, and request an accounting, interest, and costs.

               CNV filed its defense to the Disposals Claim on December 13, 2002, denying the substantive allegations of the claim and that the claimants are entitled to the relief claimed or to any other relief. The parties are currently engaged in discovery.

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

The Cronos Group

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

               Not applicable

Item 3 — Defaults Upon Senior Securities

               Not applicable

Item 4 — Submission of Matters to a Vote of Security Holders

               Not applicable

Item 5 — Other Information

               Not applicable

Item 6 — Exhibits and Reports on Form 8-K

(a)	Exhibits

99	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

Not applicable

The Cronos Group

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CRONOS GROUP

SIGNATURE		TITLE	DATE
By	/s/ PETER J YOUNGER Peter J Younger	Director, Chief Operating Officer, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)	May 14, 2003

CERTIFICATION

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

Date: May 14, 2003

/s/ DENNIS J TIETZ
Dennis J Tietz
Chief Executive Officer

CERTIFICATION

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

Date: May 14, 2003

/s/ PETER J YOUNGER
Peter J Younger
Chief Financial Officer

               Exhibit Index

Number	Exhibit	Page
99	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *	24

*     This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not deemed to be “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.