Form 10-Q
period 2003-06-30
CRONOS GROUP
filed 2003-08-12
CIK 919869

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     The number of Common Shares outstanding as of August 12, 2003:

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
Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002
Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002
Liquidity and Capital Resources
Item 3 — Quantitative and Qualitative Disclosures about Market Risk
Item 4 — Controls and Procedures
PART II — OTHER INFORMATION
Item 1 — Legal Proceedings
Item 2 — Changes in Securities and Use of Proceeds
Item 3 — Defaults Upon Senior Securities
Item 4 — Submission of Matters to a Vote of Security Holders
Item 5 — Other Information
Item 6 — Exhibits and Reports on Form 8-K
Certification
Certification
Certification

The Cronos Group

PART I — FINANCIAL INFORMATION	1
Item 1 — FINANCIAL STATEMENTS	1
Management Representation	1
Condensed Unaudited Consolidated Statements of Income	2
Condensed Unaudited Consolidated Balance Sheets	3
Condensed Unaudited Consolidated Statements of Cash Flows	4
Consolidated Unaudited Statement of Shareholders’ Equity	5
Notes to the Condensed Unaudited Consolidated Financial Statements	6
Item 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14
General	14
Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002	15
Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002	16
Liquidity and Capital Resources	17
Item 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	20
Item 4 — CONTROLS AND PROCEDURES	20
PART II — OTHER INFORMATION	21
Item 1 — Legal Proceedings	21
Item 2 — Changes in Securities and Use of Proceeds	23
Item 3 — Defaults Upon Senior Securities	23
Item 4 — Submission of Matters to a Vote of Security Holders	23
Item 5 — Other Information	25
Item 6 — Exhibits and Reports on Form 8-K	25

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

The Cronos Group

Condensed Unaudited Consolidated Statements of Income

(US dollar amounts in thousands, except share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Gross lease revenue	$28,626	$27,925	$57,379	$56,254
Equipment trading revenue	790	197	1,445	581
Commissions, fees and other income:
- Container Equity Programs	276	309	557	620
- Unrelated parties	816	977	1,589	1,945
Equity in earnings of affiliate	296	—	512	—

Total revenues	30,804	29,408	61,482	59,400

Direct operating expenses	7,206	7,217	12,891	14,974
Payments to Managed Container Owners:
- Container Equity Programs	5,072	4,079	10,537	8,034
- Other Managed Container Owners	8,569	8,781	18,079	17,607
Equipment trading expenses	738	151	1,308	518
Depreciation and amortization	3,550	3,889	7,283	7,738
Selling, general and administrative expenses	3,771	3,404	7,599	6,770
Interest expense	1,094	1,659	2,341	3,303

Total expenses	30,000	29,180	60,038	58,944

Income before income taxes	804	228	1,444	456
Income taxes provision (benefit)	295	(2,365)	466	(2,325)

Net income	509	2,593	978	2,781

Net income per common share (basic and diluted)	$0.07	$0.35	$0.13	$0.38

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

The Cronos Group

Condensed Unaudited Consolidated Balance Sheets

(US dollar amounts in thousands, except share amounts)

	June 30,	December 31,
	2003	2002

Assets
Cash and cash equivalents	$4,227	$4,626
Restricted cash	452	493
Amounts due from lessees, net	22,545	22,580
Amounts receivable from container owners	7,507	7,542
New container equipment for resale	14,277	2,570
Net investment in direct financing leases	8,208	7,912
Investment in unconsolidated affiliate	5,589	3,603
Container equipment, net	128,070	136,926
Other equipment, net	630	513
Goodwill, net	11,038	11,038
Other intangible assets, net	815	909
Other assets	15,849	15,477

Total assets	$219,207	$214,189

Liabilities and shareholders’ equity
Amounts payable to container owners	$18,474	$18,583
Amounts payable to container manufacturers	20,312	8,590
Direct operating expense payables and accruals	6,144	5,071
Debt and capital lease obligations	92,684	100,997
Current and deferred income taxes	5,390	5,536
Deferred income and unamortized acquisition fees	4,854	5,201
Other amounts payable and accrued expenses	6,307	6,005

Total liabilities	154,165	149,983

Shareholders’ equity
Common shares issued and outstanding (7,372,080 shares)	14,744	14,744
Additional paid-in capital	46,983	47,125
Common shares held in treasury (12,000 shares)	(37)	(37)
Restricted retained earnings	1,832	1,832
Retained earnings	1,520	542

Total shareholders’ equity	65,042	64,206

Total liabilities and shareholders’ equity	$219,207	$214,189

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

The Cronos Group

Condensed Unaudited Consolidated Statements of Cash Flows

(US dollar amounts in thousands, except share amounts)

	Six Months Ended
	June 30,

	2003	2002

Net cash provided by operating activities	$9,729	$8,916

Cash flows from investing activities
Purchase of container equipment	(7,572)	(13,541)
Purchase of property and other equipment	(235)	(205)
Investment in unconsolidated affiliate	(475)	—
Investment in direct financing lease equipment	(283)	(1,028)
Proceeds from sales of container and other equipment	7,570	1,335

Net cash used in investing activities	(995)	(13,439)

Cash flows from financing activities
Proceeds from issuance of term debt and capital lease obligations	8,636	15,407
Repayments of term debt and capital lease obligations	(17,516)	(10,732)
Dividend paid	(294)	—
Cash deposits (restricted)	41	(41)

Net cash (used in) provided by financing activities	(9,133)	4,634

Net (decrease) increase in cash and cash equivalents	(399)	111
Cash and cash equivalents at beginning of period	4,626	4,914

Cash and cash equivalents at end of period	$4,227	$5,025

Supplementary disclosure of cash flow information:
Cash paid during the period for:
- interest	$2,107	$2,789
- income taxes	756	208
Cash received during the period for:
- interest	146	27
- income taxes	60	107
Non-cash activities:
- container equipment acquired under capital lease	—	3,930
- direct financing lease equipment acquired under capital lease	567	116
- equity contribution to Joint Venture Program	999	—

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

The Cronos Group

Consolidated Unaudited Statement of Shareholders’ Equity

(US dollar amounts in thousands, except share amounts)

Six months ended June 30, 2003

		Additional	Common	Restricted		Total
	Common	paid-in	shares held	retained	Retained	shareholders'
	shares	capital	in treasury	earnings	earnings	equity

Balance, December 31, 2002	$14,744	$47,125	$(37)	$1,832	$542	$64,206
Amortization of employee share grant	—	5	—	—	—	5
Declaration of dividend		(147)				(147)
Net income	—	—	—	—	978	978

Balance, June 30, 2003	$14,744	$46,983	$(37)	$1,832	$1,520	$65,042

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

     The Group has adopted disclosure requirements under Statement of Financial Accounting Standards No. 123 (“SFAS 123”) “Accounting for Stock-Based Compensation”, but continues to account for stock-based compensation under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” under which no compensation expense has been recognized. In accordance with SFAS 123, the Company discloses the fair value of its stock options, which is calculated based on the Black Scholes option-pricing model.

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

     If the stock options had been accounted for under SFAS 123, the impact on the Group’s net income and net income per share would have been as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income:
- as reported	$509	$2,593	$978	$2,781
- stock-based compensation expense, net of tax effects	(29)	(63)	(84)	(186)

- pro forma	$480	$2,530	$894	$2,595

Basic and diluted net income per share:
- as reported	$0.07	$0.35	$0.13	$0.38

- pro forma	$0.07	$0.34	$0.12	$0.35

The Cronos Group

3.	Operating segment data

Condensed segment information is provided in the tables below:

		Other
	Container	Managed
	Equity	Container	Owned
	Programs	Owners	Containers	Total

Three months ended June 30, 2003
Gross lease revenue	$8,505	$12,381	$7,740	$28,626
Operating profit before indirect items	1,739	496	2,398	4,633
Operating profit (loss)	535	(664)	1,670	1,541
Segment assets at end of period	15,874	20,752	156,821	193,447
Three months ended June 30, 2002
Gross lease revenue	$7,002	$12,502	$8,421	$27,925
Operating profit before indirect items	1,034	155	2,500	3,689
Operating profit (loss)	28	(1,002)	1,721	747
Segment assets at end of period	10,217	22,116	173,659	205,992
Six months ended June 30, 2003
Gross lease revenue	$16,563	$25,101	$15,715	$57,379
Operating profit before indirect items	3,158	998	5,021	9,177
Operating profit (loss)	796	(1,463)	3,480	2,813
Segment assets at end of period	15,874	20,752	156,821	193,447
Six months ended June 30, 2002
Gross lease revenue	$14,352	$25,198	$16,704	$56,254
Operating profit before indirect items	2,413	329	4,613	7,355
Operating profit (loss)	349	(2,028)	3,051	1,372
Segment assets at end of period	10,217	22,116	173,659	205,992

Reconciliation of operating profit for reportable segments to income before income taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Operating profit	$1,541	$747	$2,813	$1,372
Unallocated selling, general and administrative expenses	(690)	(472)	(1,275)	(822)
Amortization of intangibles	(47)	(47)	(94)	(94)

Income before income taxes	$804	$228	$1,444	$456

4.	Earnings per common share (US dollar amounts in thousands, except share and per share amounts)

     The components of basic and diluted net income per share were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income available for common shareholders	$509	$2,593	$978	$2,781

Average outstanding shares of common stock	7,360,080	7,364,580	7,360,080	7,364,580
Dilutive effect of:
- 1998 Stock Option Plan	—	—	—	22
- Non-Employee Directors Equity Plan	94,494	51,804	94,494	48,531

Common stock and common stock equivalents	7,454,574	7,416,384	7,454,574	7,413,133

Basic and diluted net income per share	$0.07	$0.35	$0.13	$0.38

5.	Amounts receivable from container owners

     Amounts receivable from container owners include amounts due from related parties of $3.4 million at June 30, 2003, and December 31, 2002, respectively.

6.	Investments in related parties

     Investments in related parties take two forms:

     Under the first form, the investments comprise interests as a general partner and as a limited partner in eight sponsored funds. These general and limited partner investments are accounted for using the equity method. The subsidiary of the Company that acts as a general partner maintains insurance for bodily injury, death and property damage for which a partnership may be liable, and may be contingently liable for uninsured obligations of the partnerships. The investment in US Limited Partnerships was $nil at both June 30, 2003, and December 31, 2002, respectively.

     Under the second form, the Group has a 50% equity investment in a joint venture container purchase entity (the “Joint Venture Program”). The Joint Venture Program operates as a bankruptcy-remote, special purpose entity organized under the laws of Bermuda and is accounted for using the equity method. The investment in the joint venture entity was $5.6 million and $3.6 million at June 30, 2003, and December 31, 2002, respectively.

7.	Container equipment

     Container equipment is net of accumulated depreciation of $90.2 million and $91.7 million at June 30, 2003, and December 31, 2002, respectively.

8.	Amounts payable to container owners

     Amounts payable to container owners include amounts payable to related parties of $8.7 million and $8.2 million at June 30, 2003, and December 31, 2002, respectively.

The Cronos Group

9.	Debt and capital lease obligations

     Debt and capital lease obligations are secured by container equipment and include amounts due within twelve months of $13.6 million and $13.1 million at June 30, 2003, and December 31, 2002, respectively. Interest rates under these facilities range from 2.7% to 8.6% and they extend to various dates through 2012. At June 30, 2003, the Group had provided guarantees for the payment of the $92.7 million of outstanding debt and capital lease obligations, plus related interest.

10.	Commitments and contingencies (to be read in conjunction with Note 13 to the Company’s 2002 Consolidated Financial Statements on Form 10-K)

i.	Commitments

     At June 30, 2003, the Group had outstanding orders to purchase $13.8 million of container equipment.

ii.	Guarantee to US Limited Partnership

     During 2000, the Group provided an unsecured guarantee under a $5 million third-party loan note (the “Note”), with a 2006 maturity date, to a US Limited Partnership. Under the terms of the guarantee, the Group may be liable for any principal and interest outstanding under the terms of the Note in the event of a default by the US Limited Partnership. At June 30, 2003, the balance outstanding under the Note was $2.5 million.

iii.	Guarantee of third-party loan and rent support agreement

     During 1996 and 1997, the Group sold a total of $26.3 million of equipment, which was under a direct financing lease with a major shipping line, to a third-party. The third-party financed the acquisition of this equipment with a loan of $26.3 million, with a 2004 maturity date, to which the Group provided a first loss guarantee for 20% of the outstanding debt. The Group can collateralize up to 50% of the guarantee with a first security interest in additional equipment. At June 30, 2003, the balance outstanding under the loan was $2.2 million. In addition, under the terms of a rent support agreement for which Cronos earns a fee of $0.1 million per annum, the Group is required to deposit an amount equal to the aggregate of all rental charges scheduled to be paid under the direct financing lease for the next twelve months or until the end of the lease, if sooner, upon the occurrence of a continuing event of default by the shipping line. At June 30, 2003, there were $0.9 million of rental charges remaining until the scheduled expiry date in 2004.

iv.	Guarantee under a purchase, assignment and agency agreement

     During 1996, the Group entered into a term lease with a lessee. During 1997, the containers held under the lease were sold, and the lease was assigned to a financial institution. The transaction was accounted for as a sale. As part of this contract, the Group continues to manage the containers held under the term lease and invoices the lessee and collects monies on behalf of the financial institution. Rental under the lease is approximately $0.5 million per annum of which the Group remits $0.4 million to the financial institution as rent and $0.1 million to a retention account held as security by the institution. As compensation for this service, the Group earns an agency fee. Under the terms of the contract with the financial institution, if the lessee fails to make payments, other than in the event of being declared bankrupt, the Group has provided an unsecured guarantee that it will continue to make payments to the financial institution. The guarantee and agreement with the financial institution will expire in 2005.

The Cronos Group

v.	Guarantees under fixed non-cancellable operating leases

     Cronos, as lessee, has entered into secured fixed operating lease contracts for container equipment under which it has guaranteed the payment of the future minimum lease obligations. As of June 30, 2003, the future minimum annual lease payments under these non-cancellable operating leases were:

2004	$6,588
2005	8,066
2006	9,085
2007	2,563
2008	2,563
2009 and thereafter	13,795

Total	$42,660

vi.	Agreements with Other Managed Container Owners – early termination options

     Approximately 49% (based on original equipment cost) of the agreements (the “Agreements”) with Other Managed Container Owners contain early termination options, whereby the container owner may terminate the Agreement if certain performance thresholds are not achieved. At June 30, 2003, approximately 36% (based on original equipment cost) of total Agreements were eligible for early termination. Cronos believes that early termination of these Agreements by the Other Managed Container Owners is unlikely.

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

     In December 1997, the Group recorded an accrual of $3.4 million relating to the alleged transfer of $2.6 million, the related interest, plus the estimated settlement costs of this and other claims by Contrin. On June 30, 2003, the balance of this accrual was $3 million.

The Cronos Group

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

     On September 26, 2002, the Company issued its “intervening” summons in the proceeding, naming Mr. Palatin, his wife, and Klamath Enterprises, S.A. (“Klamath”) as cross-defendants. By its intervening summons, the Company claims the right to indemnity from the Palatins and Klamath for any liability imposed upon the Company in favour of Contrin on Contrin’s claims against the Company. Klamath is a Panamanian company and the record owner of an estate located in Amersham, England. The Company alleges that a substantial portion of the $2.6 million transferred by Contrin for the purchase of containers was diverted by the Palatins to improve and furnish the Amersham estate, in which they lived in 1994, and that Mr. Palatin is the beneficial owner of Klamath. The Company has served the summons on Klamath and is currently in the process of serving the summons on the Palatins. Once served, the cross-defendants will have the opportunity to file responsive pleadings and evidence. Klamath, through its Austrian counsel, has indicated that it will challenge the jurisdiction of the Luxembourg court over it.

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

     On August 2, 2001, CWC filed a separate claim against Cronos Containers N.V. (“CNV”), a wholly owned Netherlands Antilles subsidiary of the Company, in the High Court of Justice, London, England. By its claim, Contrin asserts that CNV, wrongfully and in violation of the container management agreement between Contrin and CNV, failed to distribute to Contrin $0.5 million in distributions for the second through fourth calendar quarters of 1996. Contrin seeks recovery of this sum, plus interest. On December 31, 2001, CNV filed its defence to CWC’s claim, denying CWC’s claims and denying that CNV is liable to CWC in any amount. The trial of CWC’s claim is scheduled for December 8, 2003.

     Concurrently with the filing of its defence to CWC’s claims, CNV filed a separate claim against the Palatins and Klamath, seeking recovery of $0.5 million from the Palatins that CNV alleges was misappropriated from CNV by Mr. Palatin. For the status of this separate claim by CNV against the Palatins and Klamath, see “Legal Proceedings”.

     On September 18, 2002, three Austrian affiliates of Contrin filed a claim against CNV in the High Court of Justice, London, England (the “Disposals Claim”). The claimants assert that CNV has breached container management agreements entered into in 1993 by selling containers without obtaining the consent of the claimants, in violation of the terms of the container management agreements. The claimants assert that they are entitled to all sums received by CNV from the sale of containers wrongfully disposed of under the container management agreements or, alternatively, that CNV is liable for damages for wrongfully depriving the claimants of the use and possession of the containers sold. The claimants assert damages in excess of $0.1 million, and request an accounting, interest, and costs.

     CNV filed its defence to the Disposals Claim on December 13, 2002, denying the substantive allegations of the claim and that the claimants are entitled to the relief claimed or to any other relief. Trial of the Disposals Claim is scheduled for October 6, 2003.

     Contrin has also asserted an interest in the containers managed by the Group for Transocean Equipment Manufacturing and Trading Limited (“TOEMT”) and in the distributions payable with respect to such containers, as discussed below.

     Management considers that prudent provision has been made in the financial statements for the Contrin matters noted above. There is a reasonable possibility that a material change could occur with respect

The Cronos Group

to these commitments and contingencies within one year of the date of these financial statements. In such an event, management estimates that possible losses could exceed the amount accrued by $3.2 million.

The Cronos Group

ix.	TOEMT

     TOEMT, which is currently in liquidation in the United Kingdom, has been separately registered by the same name in both the United Kingdom and in the Isle of Man. At June 30, 2003, the Group had $1.3 million in amounts payable to TOEMT on deposit in a bank account pending clarification of the proper claimants to the distributions payable with respect to the containers owned by TOEMT. Contrin has provided the Group with copies of default judgements that Contrin secured in January and June 2001 from the Commercial Court of Vienna, Austria, against TOEMT, the UK company, in the amount of $0.1 million, and against TOEMT, the Isle of Man company, in the amount of $0.4 million. Contrin has retained separate UK insolvency counsel, and has initiated proceedings to place TOEMT (Isle of Man) in liquidation. Contrin has claimed an entitlement to all of the distributions that the Group has set aside with respect to the TOEMT containers, and its insolvency counsel, which also represents the liquidator of the UK TOEMT and the proposed liquidator of TOEMT (Isle of Man), has requested an accounting and extensive information on the Group’s management of the containers for TOEMT. Until clarification is secured by the court(s) overseeing the liquidation(s) of UK TOEMT and TOEMT (Isle of Man) and/or through agreement with the liquidators of TOEMT, the Group presently intends to continue to set aside the distributions due and payable by the Group on the containers it manages for TOEMT.

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

     In May 2003, the Financial Accounting Standards Board issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company believes that SFAS 150 will not have a significant impact on its financial statements.

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

     The following chart summarizes the composition of the Cronos fleet (based on original equipment cost) at June 30 for each of the periods indicated:

	2003	2002

Container Equity Programs	31%	28%
Other Managed Container Owners	43%	45%
Owned Containers	26%	27%

Total	100%	100%

     All containers, whether owned or managed, are operated as part of a single fleet. The Group has discretion over which ocean carriers, container manufacturers and suppliers of goods and services it deals with. Since the Group’s management agreements with the Managed Container Owners meet the definition of leases in SFAS No. 13 (“SFAS 13”) “Accounting for Leases”, they are accounted for in the Group’s financial statements as leases under which the container owners are lessors and the Group is lessee. In the six months ended June 30, 2003, 88% of payments to Managed Container Owners represented agreements which generally provided that the amounts payable to container owners were based upon the rentals to ocean carriers after deducting direct operating expenses and a management fee. The remaining 12% of payments to Managed Container Owners represented agreements under which there were fixed payment terms.

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

The Cronos Group

     The following chart summarizes the composition of the Cronos fleet (in thousands), based on twenty-foot equivalent units (“TEU”), by equipment type, at June 30 for each of the periods indicated:

	2003	2002

Dry Cargo	375.7	365.4
Refrigerated	12.6	13.8
Tank	2.5	2.3
Dry Freight Specials:
CPCs	10.7	6.5
Rolltrailer	2.8	2.7
Other Dry Freight Specials	4.2	3.6

Total Fleet	408.5	394.3

     During the first half of 2003, the Group added $30.1 million of new equipment to its container fleet. Of this amount, $20.1 million was invested in dry cargo containers, primarily for term and direct finance leases. CPCs represented $4.7 million of new container expenditure, with refrigerated containers, tanks and dry freight specials accounting for the remaining balance.

     Cronos operates a diversified fleet of containers, including refrigerated containers, tanks, cellular palletwide containers (“CPCs”) and rolltrailers (“Specialized Containers”). Specialized Containers account for over 50% of the Cronos owned fleet (based on original equipment cost).

     Off-hire container inventories have declined by 42% since January 2002 due to an improvement in market conditions and the implementation of several Cronos marketing initiatives. Utilization increased by 12% to 85% in the same period. The Company continues to reposition off-hire containers from low demand markets into markets of higher demand as and when conditions allow. In this regard, Cronos undertook $2 million in repositioning moves during the second quarter of 2003.

     Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

     Gross lease revenue of $28.6 million for the three months ended June 30, 2003, was $0.7 million, or 3%, higher than in the corresponding period of 2002. Gross lease revenue for dry cargo containers increased by $0.3 million reflecting increases in the quantity of on-hire containers and fleet size. CPC gross lease revenue increased by $0.3 million due primarily to a 65% increase in the size of the CPC fleet. In addition, gross lease revenue increased by $0.1 million for each of the tank and rolltrailer fleets. However, such increases were partly offset by a $0.1 million reduction in revenue for refrigerated containers due to the disposal of older equipment.

     Equipment trading revenue of $0.8 million in the second quarter of 2003 represented transactions undertaken in which the Group used its relationships with equipment manufacturers to assist third-parties to design and acquire their own equipment and organize delivery to designated locations. Equipment trading expenses of $0.7 million represented equipment and related costs for this activity. The Group earned $0.1 million from equipment trading activity during this period.

     Commissions, fees and other income for the quarter ended June 30, 2003, of $1.1 million were $0.2 million, or 15%, lower than in the same quarter of 2002. Direct finance lease income and unrealized exchange gains recognized on Euro direct finance lease receivables each increased by $0.1 million. Such increases were offset by declines of $0.2 million in each of CPC licence fee income and interest income.

     Equity in earnings of affiliate during the quarter ended June 2003 was $0.3 million and represented the recognition of the Cronos share of earnings from the Joint Venture Program entity which was established in September 2002.

The Cronos Group

     Direct operating expenses of $7.2 million for the three months ended June 30, 2003, were essentially unchanged when compared to the same period in 2002. A $0.8 million reduction in storage costs, reflecting improved on-hire volumes and the sale of certain older equipment, was offset by an increase of $0.4 million in costs for repositioning equipment from low demand locations to markets of higher demand, and a $0.3 million increase in the provision for doubtful accounts.

     Payments to Managed Container Owners of $13.6 million during the three months ended June 30, 2003, were $0.8 million, or 6%, higher when compared to the corresponding period in 2002. This increase is attributable to the total increase in net lease revenue (gross lease revenue net of direct operating expenses) for the managed segments and includes the effect of the Joint Venture Program, which commenced in September 2002. This was partly offset by a $0.4 million reduction in payments to a container owner resulting from the change in a number of agreements from a fixed payment basis to a variable management fee basis.

     Depreciation and amortization of $3.6 million for the three months ended June 30, 2003, was $0.3 million lower than in the same period of 2002. The reduction was primarily due to the sale of containers from the Group to the Joint Venture Program and to the disposal of older equipment.

     Selling, general and administrative expenses of $3.8 million during the second quarter of 2003 were $0.4 million, or 11%, higher than in the corresponding period of 2002. This is primarily due to a $0.4 million increase in manpower costs which resulted in part from the decline in the value of the US dollar against Sterling, the Euro and other major currencies. It is estimated that $0.2 million of the total increase in selling, general and administrative expenses may be attributed to exchange rate movements.

     Interest expense of $1.1 million for the three months ended June 30, 2003, declined by $0.6 million, or 34%, when compared to the corresponding period in 2002. The decline in interest expense is due to the global reduction in interest rates, as well as lower debt balances resulting from the partial repayment of the Group’s revolving credit facility in September 2002 following the sale of equipment to the Joint Venture Program.

     Income taxes for the three months ended June 30, 2003 were $0.3 million. In the second quarter of 2002, the Group agreed to a settlement with a foreign taxation authority. This followed a review that focused primarily on the transfer prices under the terms of the principal trading agreements between Cronos Group companies prior to December 31, 1998. The Group had previously recorded a charge of $2.9 million in this regard. As a result of the settlement, the Group reversed $2.5 million of the tax liability and recorded a tax benefit of the same amount.

     Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

     Gross lease revenue of $57.4 million for the first half of 2003 was $1.1 million, or 2%, higher than for the first half of 2002 as the combined effects of improved utilzation and increased fleet size resulted in revenue growth for most products. Revenue for refrigerated containers declined by $0.5 million due to the disposal of equipment that had reached the end of its economic life.

     Equipment trading revenue of $1.4 million in the first six months of 2003 represented transactions undertaken in Australia and Scandinavia where the Group used its relationships with equipment manufacturers to assist third-parties to design and acquire their own equipment and organize delivery to designated locations. Equipment trading expenses represented equipment and related costs for this activity. The Group earned $0.1 million from equipment trading activity during the first six months of 2003, essentially unchanged from the same period in 2002.

     Commissions, fees and other income of $2.1 million in the six months ended June 2003 were $0.4 million, or 16%, lower than in the corresponding period of 2002. CPC license fee income declined by $0.2 million due to lower third-party demand during the first half of 2003. Additionally, design and consultancy fee income declined by $0.2 million, interest income declined by $0.2 million and amortized acquisition fee income declined by $0.1 million reflecting a maturing portfolio of managed container programs. These reductions were partly offset by unrealized exchange gains of $0.2 million recognized on Euro direct finance lease receivables and a $0.1 million increase in income earned on direct finance leases.

     Equity in earnings of affiliate of $0.5 million in the first half of 2003 represented the recognition of the Cronos share of earnings from the Joint Venture Program entity that was established in September of 2002.

     Direct operating expenses were $12.9 million in the first half of 2003, a decrease of $2.1 million, or 14%, compared to 2002. A reduction of $2.5 million in inventory related costs was partially offset by an increase in the provision for doubtful accounts, reflecting a deterioration in the credit position of a Far East based shipping line.

The Cronos Group

     Payments to Managed Container Owners were $28.6 million for the six months ended June 30, 2003, an increase of $3 million, or 12%, when compared to the same period of the prior year. Net lease revenue for Container Equity Programs increased by $2.8 million due primarily to the addition of the Joint Venture Program which was established in September 2002. Net lease revenue for the Other Managed Container Owner segment increased by $1.3 million due to the improved operating performance of the fleet. In addition, payments to one container owner in this segment declined by $0.7 million as the payment terms for a number of Agreements changed from a fixed payment basis to one under which the Group earned a management fee based upon the rentals to ocean carriers after deducting direct operating expenses.

     Depreciation and amortization was $7.3 million for the six months ended June 30, 2003, compared with $7.7 million for the corresponding period of 2002. The increase in depreciation attributable to new container additions was more than offset by the disposal of refrigerated equipment at the end of its economic life and by the sale of equipment to the Joint Venture Program.

     Selling, general and administrative expenses were $7.6 million in the first six months of 2003, an increase of $0.8 million, when compared to the same period of 2002. A reduction of $0.1 million in occupancy costs was more than offset by increases of $0.5 million in manpower expense and $0.4 million in business insurance, legal and other costs. The decrease in occupancy was due to office relocations in the UK and US. It is estimated that $0.5 million of the total increase in selling, general and administrative expenses may be attributed to exchange rate movements.

     Interest expense of $2.3 million in the first half of 2003, was $1 million, or 29%, lower than in the first half of 2002. The decline in interest expense is due to reductions in debt balances, resulting from the partial repayment of the Group’s revolving credit facility in September 2002 following the sale of equipment to the Joint Venture Program, and interest rates.

     Income Taxes were $0.5 million for the six months ended June 2003. In the second quarter of 2002, the Group agreed to a settlement with a foreign taxation authority. This followed a review that focused primarily on the transfer prices under the terms of the principal trading agreements between Cronos Group companies prior to December 31, 1998. The Group had previously recorded a charge of $2.9 million in this regard. As a result of the settlement, the Group reversed $2.5 million of the tax liability and recorded a tax benefit of the same amount.

Liquidity and Capital Resources

     The funding sources available to the Group and its consolidated subsidiaries include operating cash flow and borrowings.

     The Group’s operating cash flow is derived from lease revenues generated by the Group’s container fleet and fee revenues from its managed container programs and other parties. Operating cash flow is utilized to meet costs relating to day-to-day fleet support, payments to Managed Container Owners, selling, general and administrative expenses, interest expense, servicing the current portion of long-term borrowings and financing a portion of certain equipment acquisitions.

     Operating cash flow is largely dependent upon the timely collections of lease revenues from shipping lines. Based on loss experience for the last eleven years, bad debts have approximated 1% of lease revenues. The Group monitors the ageing of lease receivables, collections and the credit status of existing and potential customers. In the current economic climate, there is a risk that some shipping lines may experience financial difficulty. Any resultant material increase in the level of bad debts could potentially impair the ability of the Group to meet its operating commitments.

The Cronos Group

     At June 30, 2003, the Group had $107.1 million of available container borrowing facilities under which $92.7 million was outstanding. In addition, the Group had $1.7 million of unutilized overdraft facilities.

The Cronos Group

     The container borrowing facilities include a revolving credit loan for which the maximum debt commitment is $50 million and the balance outstanding at June 30, 2003, was $41.6 million. Under the terms of this facility, the balance outstanding on September 18, 2003, is scheduled to amortize over a period of five years. The Group has entered into discussions with the institution providing this facility to extend the revolving credit period for an additional year.

     Cash Flow Statements for the Six Months ended June 30, 2003 and 2002

     Operating Activities: Net cash provided by operating activities was $9.7 million and $8.9 million for the first six months of 2003 and 2002, respectively and was primarily generated by earnings from operations in each respective period.

     Investing Activities: Net cash used in investing activities was $1 million during the first half of 2003 and $13.4 million in the first six months of 2002. During the first six months of 2003, proceeds from the sale of fixed assets of $7.6 million, including the sale of $4.6 million of refrigerated equipment to the Joint Venture Program, were more than offset by equipment acquisitions totalling $8.1 million and a $0.5 million equity investment in the Joint Venture Program. In 2002, the acquisition of $13.7 million of container and other equipment and an investment of $1 million in direct finance lease equipment was partly offset by $1.3 million of proceeds from the sale of container equipment.

     Financing Activities: Net cash used in financing activities was $9.1 million during the first six months of 2003 as $8.6 million of additional debt, utilized to finance the acquisition of new container equipment, was more than offset by debt and capital lease repayments of $17.5 million. The repayments included $4.6 million received on the sale of equipment to the Joint Venture Program. In addition, the Group made payments of $0.3 million for an interim dividend that was declared in December 2002. Net cash provided by financing activities was $4.6 million during the first six months of 2002. Proceeds from the issuance of debt of $15.4 million was partly offset by the repayment of $10.7 million of debt and capital lease obligations.

     Capital Resources

     Capital Expenditures and Commitments

     The Group purchases new containers for its own account and for resale to Managed Container Owners and other parties. At June 30, 2003, the Group owed container manufacturers $20.3 million for equipment. The Group will fund $5.5 million of this equipment utilising new and existing debt and capital lease facilities, with $14 million to be sold to the Joint Venture Program and the remaining $0.8 million will be sold to a third-party under an equipment trading transaction.

     In addition, the Group had outstanding orders to purchase container equipment of $13.8 million at June 30, 2003. Of this amount, $10.5 million will be financed by the Group using new and existing container funding facilities and $3.2 million will be sold to the Joint Venture Program.

     At the annual meeting of shareholders held on June 5, 2003, a dividend of 2 cents per common share was approved for the second calendar quarter of 2003 to be paid on July 15, 2003, to shareholders of record as of the close of business on June 26, 2003.

     On April 1, 2003, the Group sold $4.6 million of containers to the Joint Venture Program and transferred an additional $1 million of containers as a capital contribution. The Group utilized the proceeds from the sale of containers to repay approximately $4.6 million of indebtedness outstanding under an existing revolving line of credit. The sale of the containers by the Group to the Joint Venture Program was at book value and therefore did not result in a gain or loss.

     At the 2002 annual meeting of the shareholders of the Company, the shareholders granted to the Board of Directors of the Company the authority to adopt and implement from time to time a share repurchase program, subject to certain restrictions. The Board adopted a share repurchase program on December 10, 2002, authorizing the expenditure of up to $500,000 to purchase no more than 200,000 of the Company’s outstanding common shares. As previously reported by the Company, under the program adopted by the Board, the Company repurchased, in the fourth calendar quarter of 2002, 12,000 of its common shares.

     As reported below under Item 4 of Part II, “Submission of Matters to a Vote of Security Holders,” at the annual meeting of shareholders of the Company held on June 5, 2003, the shareholders approved an extension of the grant of authority to the Board to implement a share repurchase program and granted the Board the authority to authorize common share repurchases both in the open market and through privately-negotiated transactions.

     Pursuant to this expanded authority, on August 4, 2003, the Company entered into an agreement to repurchase 100,000 of its outstanding common shares from a single shareholder of the Company, at a purchase price of $2.60 per share, or $260,000 in the aggregate. The Company has agreed to pay for the shares at such time as the selling shareholder complies with the requirements of the Company’s transfer agent to transfer the shares to the Company, free of restriction. The Company anticipates that this condition will be satisfied and the shares will be repurchased on or before August 15, 2003.

     Upon repurchase of the 100,000 shares, the number of outstanding common shares of the Company will be reduced from 7,360,080 to 7,260,080.

     The Group believes that it has sufficient capital resources to support its operating and investing activities for the next twelve months.

The Cronos Group

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

     Interest rate risk: Outstanding borrowings are subject to interest rate risk. Approximately 86% of total borrowings had floating interest rates at June 30, 2003. The Group conducted an analysis of borrowings with variable interest rates to determine their sensitivity to interest rate changes. In this analysis, the same change was applied to the current balance outstanding, leaving all other factors constant. It was found that if a 10% increase were applied to variable interest rates, the effect would be to reduce annual cash flows by $0.1 million.

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

     On September 26, 2002, the Company issued its “intervening” summons in the proceeding, naming Mr. Palatin, his wife, and Klamath as cross-defendants. By its intervening summons, the Company claims the right to indemnity from the Palatins and Klamath for any liability imposed upon the Company in favour of Contrin on Contrin’s claims against the Company. Klamath is a Panamanian company and the record owner of an estate located in Amersham, England. The Company alleges that a substantial portion of the $2.6 million transferred by Contrin for the purchase of containers was diverted by the Palatins to improve and furnish the Amersham estate, in which they lived in 1994, and that Mr. Palatin is the beneficial owner of Klamath. The Company has served the summons on Klamath and is in the process of serving the summons on the Palatins. Once served, the cross-defendants will have the opportunity to file responsive pleadings and evidence. Klamath, through its Austrian counsel, has indicated that it will challenge the jurisdiction of the Luxembourg court over it.

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

     The Palatins and Klamath contested the jurisdiction of the High Court of Justice over them, or, in the alternative, requested that the court exercise its discretion not to exercise jurisdiction over them. In support of their application, the Palatins filed an affidavit with the court asserting that the Amersham estate is owned by Pontino S.A., a Panamanian company, in which they disclaim any interest. The Group opposed the applications of the Palatins and Klamath. On December 22, 2002, the court rendered its decision rejecting the defendants’ motion for dismissal and on February 26, 2003, the court rejected the defendants’ motion for leave to appeal the court’s decision, awarded the Company 90% of its costs in opposing the motions, and ordered the defendants to pay $30,000 on account of these costs. The defendants have failed to comply with the court’s order, and their counsel has resigned. The Group has sought and secured a debarring order, preventing the defendants from defending the action until they comply with the court’s cost award.

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

The Cronos Group

     Contrin’s $0.5 Million Claim. On August 2, 2001, CWC filed a separate claim against CNV in the High Court of Justice, London, England. By its claim, CWC asserts that CNV, wrongfully and in violation of the container management agreement between CWC and CNV, failed to distribute to CWC $0.5 million in distributions for the second through fourth calendar quarters of 1996. CWC seeks recovery of this sum, plus interest. On December 31, 2001, CNV filed its defence to CWC’s claim, denying CWC’s claims and denying that CNV is liable to the CWC in any amount. The trial of CWC’s claim is scheduled for December 8, 2003. Concurrently with the filing of its defence to CWC’s claims, CNV filed a separate claim against the Palatins and Klamath, seeking recovery of $0.5 million from the Palatins that CNV alleges was misappropriated from CNV by Mr. Palatin. On April 8, 2002, Klamath filed its application with the court seeking an order declaring that the court has no jurisdiction over Klamath or, in the alternative, that it should exercise its discretion not to assert jurisdiction over the Group’s claims against Klamath. The Palatins filed their application for dismissal with the court on July 5, 2002, alleging that the court has no jurisdiction over them. CNV opposed both applications, and both were heard by the court at the same time as Klamath’s and the Palatins’ challenge to the jurisdiction of the UK court over them with respect to the Group’s $2.6 million claim against them, discussed above. The court, by its decision of December 22, 2002, rejected the defendants’ jurisdictional challenge to CNV’s claim. The defendants in this action were also subject to the court’s award of costs rendered in the $2.6 million action, discussed above. They have failed to comply with the order, and their counsel has likewise resigned from representing them in this claim. On May 2, 2003, CNV secured a default judgement against the Palatins in the amount of $0.5 million, plus interest of $0.4 million. On July 8, 2003, CNV secured from the court a charging order in respect of the default judgement against Mr. Palatin’s interest in the Amersham estate.

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

     CNV filed its defence to the Disposals Claim on December 13, 2002, denying the substantive allegations of the claim and that the claimants are entitled to the relief claimed or to any other relief. Trial of the Disposals Claim is scheduled for October 6, 2003.

     Collection of Palatin Notes

     On May 8, 2001, the Massachusetts Superior Court entered its judgement against Mr. Palatin and Klamath, affirming the default judgement secured on February 8, 2000, in the New York State Supreme Court by a subsidiary of the Company, Cronos Equipment (Bermuda) Limited (“CEB”) against Mr. Palatin in the amount of $6.6 million. The court further ordered the Group’s transfer agent to cancel 1,793,798 outstanding common shares of the Company owned of record by Klamath (the “Klamath Shares”), beneficially owned by Mr. Palatin, in partial satisfaction of the New York State Supreme Court judgement, and to transfer the Klamath Shares on the books and records of the transfer agent to CEB. The Group’s transfer agent promptly cancelled the Klamath Shares and issued a new stock certificate for 1,793,798 common shares of the Company to CEB. (The Group subsequently retired and cancelled these shares.) As of May 8, 2001, the amount owed by Mr. Palatin to CEB under the New York judgement totalled $7.3 million, representing the amount of the judgement ($6.6 million) plus interest thereon at 9% per annum. The Group reduced the amount owed by Mr. Palatin to CEB under the judgement by $6 million as a result of the cancellation of the Klamath Shares, leaving a balance due under the judgement of $1.3 million as of May 8, 2001.

     On November 23, 2001, CEB filed its claim against Mr. Palatin in the High Court of Justice, London, England, for the purpose of collecting the remaining balance due to CEB under the New York judgement. On May 23, 2003, the Court entered summary judgement in CEB’s favour and against Mr. Palatin in the amount of $1.3 million, together with interest of $0.2 million. CEB intends to enforce the judgement against Mr. Palatin’s interest in the Amersham estate.

The Cronos Group

Item 2 — Changes in Securities and Use of Proceeds

     Not applicable

Item 3 — Defaults Upon Senior Securities

     Not applicable

Item 4 — Submission of Matters to a Vote of Security Holders

     The Company held its 2003 annual meeting of shareholders on June 5, 2003, in Luxembourg. The record date of the meeting was fixed by the Board of Directors of the Company at April 8, 2003. As of the record date, the Company had outstanding 7,360,080 common shares. The holders of 6,629,080 common shares of the Company were represented at the 2003 annual meeting of shareholders in person or by proxy, thus constituting a quorum of the shareholders for the meeting.

     The following sets forth the proposals submitted to the shareholders and the results of the shareholder voting on the matters at the annual meeting. The election of the two nominees for director required the approval, in person or by proxy, of the holders of a majority of the issued and outstanding common shares of the Company; the balance of the proposals submitted to the shareholders required the approval of the holders of a majority of the shares present in person or represented by proxy, and voting, at the meeting. Abstentions and broker non-votes were each excluded in the determination of the number of shares present and voting.

     Proposal No. 1. The election of two directors, Maurice Taylor and Charles Tharp, to serve three-year terms expiring in 2006.

Nominee	Vote	Count

Maurice Taylor	For	6,609,230
	Authority Withheld	19,850
Charles Tharp	For	6,609,230
	Authority Withheld	19,850

     Each of management’s two nominees for director was elected to the Board to serve three-year terms expiring at the conclusion of the annual shareholders’ meeting held for 2006.

     Proposal No. 2. The approval of an amendment to the Company’s Non-Employee Directors’ Equity Plan (the “Plan”) to (a) extend the term of the Plan to the close of business on the date of the annual shareholders’ meeting held in 2006, and (b) reserve for issuance upon exercise of director’s options and settlement of director’s stock units granted under the Plan an additional 325,000 authorized but unissued common shares of the Company.

Vote	Count

For	1,467,855
Against	1,569,601
Abstain	15,050
Broker Non-Votes	3,576,574

     Because Proposal No. 2 required the approval of the holders of a majority of the shares present in person or represented by proxy at the meeting, and voting, Proposal No. 2 was not approved.

The Cronos Group

     Proposal No. 3. The approval of an extension, from December 12, 2003, to December 3, 2004, of the grant of authority to the Board of Directors to implement a common share repurchase program and for an expansion of the authority of the Board to authorize common share repurchases both in the open market and through privately-negotiated transactions.

Vote	Count

For	3,035,156
Against	3,300
Abstain	14,050
Broker Non-Votes	3,576,574

     Proposal No. 3 submitted to the shareholders by management was approved.

     Proposal No. 4. The approval of the declaration of a dividend of two (2) cents per common share for the second calendar quarter of 2003, payable July 15, 2003 to shareholders of record as of the close of business on June 26, 2003.

Vote	Count

For	6,612,030
Against	3,000
Abstain	14,050
Broker Non-Votes	0

     Proposal No. 4 submitted to the shareholders by management was approved.

     Proposal No. 5. The approval of the Company’s appointment of Deloitte & Touche S.A. as the Company’s independent auditors for the year ending December 31, 2003, for both the consolidated and unconsolidated accounts and the grant of authorization to the Board to fix the compensation of the independent auditors.

Vote	Count

For	6,627,280
Against	1,650
Abstain	150
Broker Non-Votes	0

     Proposal No. 5 submitted to the shareholders by management was approved.

     Proposal No. 6. The approval of the consolidated and unconsolidated financial statements of the Company for the year ended December 31, 2002, and the reports of the Company’s Board and of the independent auditors thereon.

Vote	Count

For	6,611,630
Against	3,300
Abstain	14,150
Broker Non-Votes	0

     Proposal No. 6 submitted to the shareholders by management was approved.

The Cronos Group

     Proposal No. 7. The discharge of Dennis J Tietz, Peter J Younger, Maurice Taylor, Charles Tharp, S Nicholas Walker, and Robert M Melzer, pursuant to Article 74 of the Luxembourg Companies Law, from the execution of their mandate as directors of the Company for the year ended December 31, 2002.

Vote	Count

For	6,604,180
Against	24,750
Abstain	150
Broker Non-Votes	0

     Proposal No. 7 submitted to the shareholders by management was approved.

     Proposal No. 8. The approval of the allocation of the profit/loss reported by the Company for the year ended December 31, 2002.

Vote	Count

For	6,610,730
Against	3,300
Abstain	15,050
Broker Non-Votes	0

     Proposal No. 8 submitted to the shareholders by management was approved.

Item 5 — Other Information

     Not applicable

Item 6 — Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Rule 13a-14 Certification

31.2	Rule 13a-14 Certification

32	Section 1350 Certifications

(b)	Reports on Form 8-K

     Not applicable

The Cronos Group

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CRONOS GROUP

SIGNATURE		TITLE	DATE

By	/s/ PETER J YOUNGER Peter J Younger	Director, Chief Operating Officer, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)	August 12, 2003

     Exhibit Index

Number	Exhibit	Page

31.1	Rule 13a-14 Certification	28

31.2	Rule 13a-14 Certification	29

32	Section 1350 Certifications*	30

*	This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not deemed to be “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.