Form 10-Q
period 2003-09-30
CRONOS GROUP
filed 2003-11-13
CIK 919869

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2003
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     The number of Common Shares outstanding as of November 12, 2003:

Class	Number of Shares Outstanding

Common	7,260,080

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
Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002
Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002
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
Signatures
Exhibit Index
Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 31.1
Exhibit 31.2
Exhibit 32

The Cronos Group

PART I — FINANCIAL INFORMATION	1
Item 1 — FINANCIAL STATEMENTS	1
Management Representation	1
Condensed Unaudited Consolidated Statements of Income	2
Condensed Unaudited Consolidated Balance Sheets	3
Condensed Unaudited Consolidated Statements of Cash Flows	4
Consolidated Unaudited Statement of Shareholders’ Equity	5
Notes to the Condensed Unaudited Consolidated Financial Statements	6
Item 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13
General	13
Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002	15
Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002	16
Liquidity and Capital Resources	17
Item 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	19
Item 4 — CONTROLS AND PROCEDURES	19
PART II — OTHER INFORMATION	21
Item 1 — Legal Proceedings	21
Item 2 — Changes in Securities and Use of Proceeds	24
Item 3 — Defaults Upon Senior Securities	24
Item 4 — Submission of Matters to a Vote of Security Holders	24
Item 5 — Other Information	24
Item 6 — Exhibits and Reports on Form 8-K	24

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

The Cronos Group

Condensed Unaudited Consolidated Statements of Income

(US dollar amounts in thousands, except share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Gross lease revenue	$29,756	$28,279	$87,135	$84,533
Equipment trading revenue	1,570	27	3,015	608
Commissions, fees and other income:
- Container Equity Programs	281	309	838	929
- Unrelated parties	388	679	1,977	2,624
Equity in earnings of affiliate	514	169	1,026	169

Total revenues	32,509	29,463	93,991	88,863

Direct operating expenses	6,034	6,482	18,925	21,456
Payments to Managed Container Owners:
- Container Equity Programs	6,393	4,592	16,930	12,626
- Other Managed Container Owners	9,243	9,300	27,322	26,907
Equipment trading expenses	1,453	27	2,761	545
Depreciation and amortization	3,656	3,878	10,939	11,616
Selling, general and administrative expenses	3,519	3,434	11,118	10,204
Interest expense	1,035	1,531	3,376	4,834

Total expenses	31,333	29,244	91,371	88,188

Income before income taxes	1,176	219	2,620	675
Income taxes provision (benefit)	300	—	766	(2,325)

Net income	876	219	1,854	3,000

Basic net income per common share	$0.12	$0.03	$0.25	$0.41

Diluted net income per common share	$0.12	$0.03	$0.25	$0.40

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

The Cronos Group

Condensed Unaudited Consolidated Balance Sheets

(US dollar amounts in thousands, except share amounts)

	September 30,	December 31,
	2003	2002
Assets
Cash and cash equivalents	$3,275	$4,626
Restricted cash	452	493
Amounts due from lessees, net	22,615	22,580
Amounts receivable from container owners	7,167	7,542
New container equipment for resale	11,514	2,570
Net investment in direct financing leases	7,872	7,912
Investment in unconsolidated affiliate	7,303	3,603
Container equipment, net	127,745	136,926
Other equipment, net	585	513
Goodwill	11,038	11,038
Other intangible assets, net	768	909
Other assets	14,050	15,477

Total assets	$214,384	$214,189

Liabilities and shareholders’ equity
Amounts payable to container owners	$19,264	$18,583
Amounts payable to container manufacturers	14,466	8,590
Direct operating expense payables and accruals	4,947	5,071
Debt and capital lease obligations	93,502	100,997
Current and deferred income taxes	5,494	5,536
Deferred income and unamortized acquisition fees	4,655	5,201
Other amounts payable and accrued expenses	6,542	6,005

Total liabilities	148,870	149,983

Shareholders’ equity
Common shares issued and outstanding (7,372,080 shares)	14,744	14,744
Additional paid-in capital	46,839	47,125
Common shares held in treasury (112,000 shares)	(297)	(37)
Restricted retained earnings	1,832	1,832
Retained earnings	2,396	542

Total shareholders’ equity	65,514	64,206

Total liabilities and shareholders’ equity	$214,384	$214,189

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

The Cronos Group

Condensed Unaudited Consolidated Statements of Cash Flows

(US dollar amounts in thousands, except share amounts)

	Nine Months Ended
	September 30,
	2003	2002

Net cash provided by operating activities	$16,089	$16,064

Cash flows from investing activities
Purchase of container equipment	(13,547)	(14,515)
Purchase of property and other equipment	(240)	—
Investment in unconsolidated affiliate	(1,675)	—
Investment in direct finance lease equipment	(82)	(1,093)
Proceeds from sales of container and other equipment	8,452	11,759

Net cash used in investing activities	(7,092)	(3,849)

Cash flows from financing activities
Proceeds from issuance of term debt	15,024	16,345
Repayments of term debt and capital lease obligations	(24,712)	(27,162)
Shares repurchased	(260)	—
Dividend paid	(441)	—
Cash deposits (restricted)	41	(41)

Net cash used in financing activities	(10,348)	(10,858)

Net (decrease) increase in cash and cash equivalents	(1,351)	1,357
Cash and cash equivalents at beginning of period	4,626	4,914

Cash and cash equivalents at end of period	$3,275	$6,271

Supplementary disclosure of cash flow information:
Cash paid during the period for:
- interest	$3,030	$4,274
- income taxes	953	434
Cash received during the period for:
- dividends	—	1,125
- interest	220	225
- income taxes	60	1,016
Non-cash activities:
- container equipment acquired under capital lease	1,626	6,962
- direct finance lease equipment acquired under capital lease	567	626
- container equipment contributed to Joint Venture Program	999	4,672

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

The Cronos Group

Consolidated Unaudited Statement of Shareholders’ Equity

(US dollar amounts in thousands, except share amounts)

Nine months ended September 30, 2003

		Additional	Common	Restricted		Total
	Common	paid-in	shares held	retained	Retained	shareholders’
	shares	capital	in treasury	earnings	earnings	equity
Balance, December 31, 2002	$14,744	$47,125	$(37)	$1,832	$542	$64,206
Amortization of employee share grant		8				8
Declaration of dividend		(294)				(294)
Purchase of treasury shares			(260)			(260)
Net income					1,854	1,854

Balance, September 30, 2003	$14,744	$46,839	$(297)	$1,832	$2,396	$65,514

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

     The Group has adopted disclosure requirements under Statement of Financial Accounting Standards (“SFAS”) No. 123 (“SFAS 123”) “Accounting for Stock-Based Compensation”, but continues to account for stock-based compensation under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”. Under APB 25, compensation expense is measured by the difference between the quoted market price of the stock at the date of the grant or award and the price, if any, to be paid by an employee and is recognized as expense over the period in which the related services are performed. In accordance with SFAS 123, the Company discloses the fair value of its stock options, which is calculated based on the Black Scholes option-pricing model.

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

     If the stock options had been accounted for under SFAS 123, the impact on the Group’s net income and net income per share would have been as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Net income:
- as reported	$876	$219	$1,854	$3,000
- stock-based compensation expense, net of tax effects	16	34	100	220

- pro forma	$860	$185	$1,754	$2,780

Basic net income per share:
- as reported	$0.12	$0.03	$0.25	$0.41

- pro forma	$0.12	$0.03	$0.24	$0.38

Diluted net income per share:
- as reported	$0.12	$0.03	$0.25	$0.40

- pro forma	$0.12	$0.02	$0.24	$0.37

3.	Operating segment data

Condensed segment information is provided in the tables below:

		Other
	Container	Managed
	Equity	Container	Owned
	Programs	Owners	Containers	Total
Three months ended September 30, 2003
Gross lease revenue	$9,114	$12,658	$7,984	$29,756
Segment profit (loss)	613	(728)	1,904	1,789
Segment assets at end of period	17,578	20,497	153,363	191,438
Three months ended September 30, 2002
Gross lease revenue	$7,460	$12,676	$8,143	$28,279
Segment profit (loss)	307	(860)	1,321	768
Segment assets at end of period	13,315	20,678	148,712	182,705
Nine months ended September 30, 2003
Gross lease revenue	$25,677	$37,759	$23,699	$87,135
Segment profit (loss)	1,409	(2,191)	5,384	4,602
Segment assets at end of period	17,578	20,497	153,363	191,438
Nine months ended September 30, 2002
Gross lease revenue	$21,812	$37,874	$24,847	$84,533
Segment profit (loss)	656	(2,888)	4,372	2,140
Segment assets at end of period	13,315	20,678	148,712	182,705

Reconciliation of segment profit for reportable segments to income before income taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Segment profit	$1,789	$768	$4,602	$2,140
Unallocated selling, general and administrative expenses	(566)	(502)	(1,841)	(1,324)
Amortization of intangibles	(47)	(47)	(141)	(141)

Income before income taxes	$1,176	$219	$2,620	$675

4.	Earnings per common share (US dollar amounts in thousands, except share and per share amounts)

     The components of basic and diluted net income per share were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Net income available for common shareholders	$876	$219	$1,854	$3,000

Average outstanding shares of common stock	7,307,392	7,364,580	7,342,517	7,364,580
Dilutive effect of:
- Executive officer common share options	—	—	—	15
- Non-Employee Directors Equity Plan	154,494	66,144	118,730	54,402

Common stock and common stock equivalents	7,461,886	7,430,724	7,461,247	7,418,997

Basic net income per share	$0.12	$0.03	$0.25	$0.41

Diluted net income per share	$0.12	$0.03	$0.25	$0.40

5.	Amounts receivable from container owners

     Amounts receivable from container owners include amounts due from related parties of $3.2 million and $3.4 million at September 30, 2003, and December 31, 2002, respectively.

6.	Investments in related parties

     Investments in related parties are accounted for as part of the Container Equity Program segment and take two forms:

     Under the first form, Cronos raised capital through investment syndication activities from 1979 to 1997 by organizing and sponsoring public limited partnership offerings. Cronos sponsored sixteen public limited partnerships and raised over $478 million from over 37,000 investors, providing the means to purchase 181,000 TEU of dry cargo containers, 3,500 TEU of refrigerated containers and 300 TEU of tank containers. A majority of the limited partners in a partnership can remove the general partner, thereby terminating the agreement with Cronos. However, upon any such removal, the general partner is entitled to payment, generally over five years, of the present fair market value of its interest in the partnership. At September 30, 2003, eight sponsored funds remained in existence and are accounted for using the equity method. The subsidiary of the Company that acts as a general partner maintains insurance for bodily injury, death and property damage for which a partnership may be liable, and may be contingently liable for uninsured obligations of the partnerships. The investment in US Limited Partnerships was $nil at both September 30, 2003, and December 31, 2002.

     Under the second form, the Group has a 50% equity investment in a joint venture container purchase entity (the “Joint Venture Program”). The Joint Venture Program operates as a bankruptcy-remote special purpose entity organized under the laws of Bermuda and is accounted for using the equity method. At September 30, 2003, the Joint Venture Program had total assets of $61.2 million. The investment in the joint venture entity, which represents the maximum exposure to loss for Cronos, was $7.3 million and $3.6 million at September 30, 2003, and December 31, 2002, respectively.

7.	Container equipment

     Container equipment is net of accumulated depreciation of $91.5 million and $91.7 million at September 30, 2003, and December 31, 2002, respectively.

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

     Amounts payable to container owners include amounts payable to related parties of $8.9 million and $8.2 million at September 30, 2003, and December 31, 2002, respectively.

9.	Debt and capital lease obligations

     Debt and capital lease obligations are secured by container equipment and include amounts due within twelve months of $10.2 million and $13.1 million at September 30, 2003, and December 31, 2002, respectively. Interest rates under these facilities range from 2.7% to 8.6% and they extend to various dates through 2013. At September 30, 2003, the Group had provided guarantees for the payment of $93.5 million of outstanding debt and capital lease obligations, plus related interest.

10.	Commitments and contingencies (to be read in conjunction with Note 13 to the Company’s 2002 Consolidated Financial Statements on Form 10-K)

i.	Commitments

     At September 30, 2003, the Group had outstanding orders to purchase $6 million of container equipment.

ii.	Guarantee to US Limited Partnership

     During 2000, the Group provided an unsecured guarantee to a US Limited Partnership under a $5 million third-party loan note (the “Note”), which has a 2006 maturity date. Under the terms of the guarantee, the Group may be liable for any principal and interest outstanding under the terms of the Note in the event of a default by the US Limited Partnership. At September 30, 2003, the balance outstanding under the Note was $2.3 million.

iii.	Guarantee of third-party loan and rent support agreement

     During 1996 and 1997, the Group sold a total of $26.3 million of equipment, which was under a direct finance lease with a major shipping line, to a third-party. The third-party financed the acquisition of this equipment with a loan of $26.3 million, with a January 2004 maturity date, to which the Group provided a first loss guarantee for 20% of the outstanding debt. The Group can collateralize up to 50% of the guarantee with a first security interest in additional equipment. At September 30, 2003, the balance outstanding under the loan was $0.2 million. In addition, under the terms of a rent support agreement for which Cronos earns a fee of $0.1 million per annum, the Group is required to deposit an amount equal to the aggregate of all rental charges scheduled to be paid under the direct finance lease until the end of the lease upon the occurrence of a continuing event of default by the shipping line. At September 30, 2003, there were $0.1 million of rental charges remaining until the scheduled expiry date in January 2004.

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

v.         Guarantees under fixed non-cancellable operating leases

     Cronos, as lessee, has entered into secured fixed operating lease contracts for container equipment under which it has guaranteed the payment of the future minimum lease obligations. As of September 30, 2003, the future minimum annual lease payments under these non-cancellable operating leases were:

2004	$7,713
2005	6,581
2006	8,440
2007	2,563
2008	2,563
2009 and thereafter	13,154

Total	$41,014

vi.       Agreements with Other Managed Container Owners – early termination options

     Approximately 53% (based on original equipment cost) of the agreements (the “Agreements”) with Other Managed Container Owners contain early termination options, whereby the container owner may terminate the Agreement if certain performance thresholds are not achieved. At September 30, 2003, approximately 39% (based on original equipment cost) of total Agreements were eligible for early termination. Cronos believes that early termination of these Agreements by the Other Managed Container Owners is unlikely.

vii.       Agreements with Other Managed Container Owners – change of control provisions

     Approximately 58% (based on original equipment cost) of Agreements with Other Managed Container Owners provide that a change in ownership of the Group, without the prior consent of the container owner, may constitute an event of default under the Agreement. In substantially all of these Agreements, the consent of the container owners may not be unreasonably withheld. In the event that consent is not obtained, 33% of total Agreements may require the Group to transfer possession of the equipment to another equipment manager. Such transfer of possession may result in the Group incurring certain costs. The remaining 25% of total Agreements may require the Group to purchase the equipment from the container owners pursuant to the terms of their respective Agreements, generally a stipulated percentage (determined by age of the equipment) of the original cost of the equipment.

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

     In December 1997, the Group recorded an accrual of $3.4 million relating to the alleged transfer of $2.6 million, the related interest, plus the estimated settlement costs of this and other claims by Contrin. On September 30, 2003, the balance of this accrual was $3 million.

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

     On August 2, 2001, CWC filed a separate claim against Cronos Containers N.V. (“CNV”), a wholly owned Netherlands Antilles subsidiary of the Company, in the High Court of Justice, London, England. By its claim, Contrin asserts that CNV, wrongfully and in violation of the container management agreement between Contrin and CNV, failed to distribute to Contrin $0.5 million in distributions for the second through fourth calendar quarters of 1996. Contrin seeks recovery of this sum, plus interest. On December 31, 2001, CNV filed its defence to CWC’s claim, denying CWC’s claims and denying that CNV is liable to CWC in any amount. The trial of CWC’s claim, scheduled for December 8, 2003, has been postponed.

     Concurrently with the filing of its defence to CWC’s claims, CNV filed a separate claim against the Palatins and Klamath, seeking recovery of $0.5 million from the Palatins that CNV alleges was misappropriated from CNV by Mr. Palatin. For the status of this separate claim by CNV against the Palatins and Klamath, see “Legal Proceedings”.

     On September 18, 2002, three Austrian affiliates of Contrin filed a claim against CNV in the High Court of Justice, London, England (the “Disposals Claim”). The claimants asserted that CNV breached container management agreements entered into in 1993 by selling containers without obtaining the consent of the claimants, in violation of the terms of the container management agreements. The claimants asserted that they were entitled to all sums received by CNV from the sale of containers wrongfully disposed of under the container management agreements or, alternatively, that CNV was liable for damages for wrongfully depriving the claimants of the use and possession of the containers sold. On October 3, 2003, the parties to the Disposals Claim settled the action. CNV agreed to pay the claimants $0.3 million in return for a dismissal of the Disposals Claim and a release by the claimants of CNV of all claims asserted by the claimants in the Disposals Claim. CNV made the settlement payment to the claimants on November 5, 2003. In this regard, a charge of $0.3 million has been included in the results of operations for the nine months to September 30, 2003.

     Contrin has also asserted an interest in the containers managed by the Group for Transocean Equipment Manufacturing and Trading Limited (“TOEMT”) and in the distributions payable with respect to such containers, as discussed below.

     Management considers that prudent provision has been made in the financial statements for the Contrin matters noted above. There is a reasonable possibility that a material change could occur with respect to these commitments and contingencies within one year of the date of these financial statements. In such an event, management estimates that possible losses could exceed the amount accrued by $2.5 million.

ix.        TOEMT

             TOEMT, which is currently in liquidation in the United Kingdom, has been separately registered by the same name in both the United Kingdom and in the Isle of Man. At September 30, 2003, the Group had $1.3 million in amounts payable to TOEMT on deposit in a bank account pending clarification of the proper claimants to the distributions payable with respect to the containers owned by TOEMT. Contrin has provided the Group with copies of default judgements that Contrin secured in January and June 2001 from the Commercial Court of Vienna, Austria, against TOEMT, the UK company, in the amount of $0.1 million, and against TOEMT, the Isle of Man company, in the amount of $0.4 million. Contrin has retained separate UK insolvency counsel, and has now also placed TOEMT, the Isle of Man Company, in liquidation. Contrin has claimed an entitlement to all of the distributions that the Group has set aside with respect to the TOEMT containers, and its insolvency counsel, which also represents the liquidator of both TOEMT (UK) and TOEMT (Isle of Man), has requested an accounting and extensive information on the Group’s management of the containers for TOEMT. Until clarification is secured by the court overseeing the liquidations of TOEMT (UK) and TOEMT (Isle of Man) and/or through agreement with the liquidator of the two TOEMTs, the Group presently intends to continue to set aside the distributions due and payable by the Group on the containers it manages for TOEMT.

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

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”. FIN 46 is applicable immediately to any variable interest entity created after January 31, 2003, and must be applied in the first fiscal year or interim period after December 15, 2003, for an interest in a variable interest entity that was acquired before February 1, 2003.

     The Group holds a 0.01% share in a variable interest entity to which it sold $49.7 million of containers in a series of transactions in prior years. The containers comprise the sole assets of the entity and are managed by Cronos in return for a management fee. In addition, the Group holds a non-interest bearing loan note and an option to acquire 75% of the container owning company in August 2006 for one US dollar. The loan note is subordinate to other loan notes due to third-parties and falls due for repayment after the other loan notes have been repaid from funds generated from the containers. At September 30, 2003, the carrying value of the amounts receivable from the container owning company, which represent the maximum exposure to loss for Cronos as a result of its involvement with the entity, totalled $9.3 million. The Group is currently evaluating the interests it holds in this variable interest entity together with a number of interests held in other entities to determine the impact on its financial position and results of operation of adopting FIN 46.

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

     In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company believes that SFAS 150 will not have a significant impact on its financial statements.

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

     The following chart summarizes the composition of the Cronos fleet (based on original equipment cost) at September 30 for each of the periods indicated:

	2003	2002
Container Equity Programs	33%	31%
Other Managed Container Owners	41%	44%
Owned Containers	26%	25%

Total	100%	100%

     All containers, whether owned or managed, are operated as part of a single fleet. The Group has discretion over which ocean carriers, container manufacturers and suppliers of goods and services it deals with. Since the Group’s management agreements with the Managed Container Owners meet the definition of leases in SFAS No. 13 (“SFAS 13”) “Accounting for Leases”, they are accounted for in the Group’s financial statements as leases under which the Managed Container Owners are lessors and the Group is lessee. In the nine months ended September 30, 2003, 88% of payments to Managed Container Owners represented agreements which generally provided that the amounts payable to container owners were based upon the rentals to ocean carriers after deducting direct operating expenses and a management fee. The remaining 12% of payments to Managed Container Owners represented agreements under which there were fixed payment terms.

     The following chart summarizes the composition of the Cronos fleet (in thousands), based on twenty-foot equivalent units (“TEU”), by equipment type, at September 30 for each of the periods indicated:

	2003	2002
Dry Cargo	366.0	362.7
Refrigerated	12.5	13.6
Tank	2.6	2.3
Dry Freight Specials:
Cellular Palletwide Containers (“CPCs”)	11.2	7.4
Rolltrailer	2.8	2.7
Other Dry Freight Specials	4.3	3.5

Total Fleet	399.4	392.2

     Favourable conditions in the global shipping markets together with a number of Cronos marketing initiatives have resulted in strong demand for all product types. Utilisation for the fleet was 87% at the end of September 2003, an increase of 2% since the beginning of the year. The average utilisation rate for the nine months ended September 30, 2003 was 86%, compared to 79% for the comparable period in 2002. Lease rates have remained relatively stable during the same time period. As a result of the strong leasing market and several strategic container repositioning moves from low demand markets into markets of higher demand, off-hire container inventories have declined by 12% since January 2003. This has had the effect of increasing gross lease revenue and at the same time, reducing direct operating expenses as storage and other costs associated with off-hire containers declined.

     During the first nine months of 2003, the Group added $47.4 million of new equipment to its container fleet. The primary funding source was the Joint Venture Program which acquired $35.9 million of the new production. Of the total new equipment acquisitions, over 64% was invested in dry cargo containers, primarily for term and direct finance leases. The Group added $11.3 million of containers to its owned fleet, with $3 million each invested in refrigerated containers, CPCs and tanks.

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

     Gross lease revenue of $29.8 million for the three months ended September 30, 2003, increased by $1.5 million, or 5%, when compared to the corresponding period of 2002. Gross lease revenue for dry cargo containers increased by $1 million, reflecting the higher volume of on-hire containers and the addition of new equipment to the fleet. Similarly, gross lease revenue for CPCs, rolltrailers and tanks increased by a total of $0.5 million during the period as a result of the new investment undertaken in each of these products together with strong market demand.

     Equipment trading revenue of $1.6 million in the third quarter of 2003 represented transactions undertaken in which the Group used its relationships with equipment manufacturers to assist third-parties to design and acquire their own equipment and organize delivery to designated locations. Equipment trading expenses of $1.5 million represented equipment and related costs for this activity. The Group earned $0.1 million from equipment trading activity during this period.

     Commissions, fees and other income for the quarter ended September 30, 2003, were $0.7 million, a decline of $0.3 million, or 32%, when compared to the same quarter in 2002. Direct finance lease income and unrealized exchange gains recognized on Euro direct finance lease receivables each increased by $0.1 million. Such increases were offset by declines of $0.2 million in CPC licence fee income, $0.1 million in property rental income and a $0.2 million reduction in fees earned on the disposal of managed containers reflecting the settlement of the Disposal Claim (see “Legal Proceedings”).

     Equity in earnings of affiliate during the quarter ended September 30, 2003, was $0.5 million and represented the recognition of the Cronos share of earnings from the Joint Venture Program, which was established in September 2002.

     Direct operating expenses of $6 million for the three months ended September 30, 2003, were $0.4 million lower when compared to the same period in 2002. This is primarily due to the reduction in storage costs reflecting improved on-hire volumes and the sale of certain older equipment.

     Payments to Managed Container Owners of $15.6 million during the three months ended September 30, 2003, increased by $1.7 million, or 13%, when compared to the corresponding period in 2002. This increase is attributable to the $2.1 million total increase in net lease revenue (gross lease revenue net of direct operating expenses) for the managed segments. In the Container Equity Program segment, the increase in gross lease revenue generated by the Joint Venture Program, which commenced in September 2002, more than offset the reduction in revenue caused by the disposal of older US Limited Partnership equipment.

     Depreciation and amortization of $3.7 million for the three months ended September 30, 2003, represented a decline of $0.2 million when compared to the same period in 2002. The reduction was primarily due to the sale of containers from the Group to the Joint Venture Program as well as to the disposal of older equipment.

     Selling, general and administrative expenses of $3.5 million during the third quarter of 2003 represented an increase of $0.1 million, or 3%, when compared to the corresponding period in 2002. This is primarily due to a $0.2 million increase in manpower costs that resulted in part from the decline in the value of the US dollar against Sterling, the Euro and other major currencies. This increase was partially offset by a $0.1 million reduction in occupancy costs that resulted from an office relocation in the United States. It is estimated that $0.1 million of the total increase in selling, general and administrative expenses may be attributed to exchange rate movements.

     Interest expense of $1 million for the three months ended September 30, 2003, declined by $0.5 million, or 32%, when compared to the corresponding period in 2002. The decline in interest expense is due to the global reduction in interest rates, as well as lower debt balances, including the effect of the partial repayment of the Group’s revolving credit facility following sales of equipment to the Joint Venture Program.

     Income taxes for the three months ended September 30, 2003, were $0.3 million, or 26% of earnings before taxes, compared to a zero tax charge for the same period in 2002. During the three months ended September 30, 2002, the Group conducted an evaluation of its worldwide tax position and, based on this review, recorded a net tax benefit of $0.4 million in its US subsidiaries. This benefit was offset by $0.4 million of income tax charges arising primarily in European entities.

     Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

     Gross lease revenue of $87.1 million for the nine months to September 30, 2003, increased by $2.6 million, or 3%, when compared to the same period in 2002 as the combined effects of improved utilzation and increased fleet size resulted in revenue growth for almost all products. This increase was partially offset by a $0.5 million decline in revenue for refrigerated containers due to the disposal of equipment that had reached the end of its economic life.

     Equipment trading revenue of $3 million during the first nine months of 2003 represented transactions undertaken in Australia and Scandinavia where the Group used its relationships with equipment manufacturers to assist third-parties to design and acquire their own equipment and organize delivery to designated locations. Equipment trading expenses represented equipment and related costs for this activity. The Group earned $0.3 million from equipment trading activity during the first nine months of 2003 compared to $0.1 million for the corresponding period in 2002.

     Commissions, fees and other income of $2.8 million in the nine months ended September 30, 2003, declined by $0.7 million, or 21%, when compared to the corresponding period in 2002. CPC license fee income declined by $0.3 million due to decreased third-party demand for CPC equipment. Additionally, design and consultancy fee income declined by $0.3 million, interest income declined by $0.2 million, fees earned on the disposal of managed containers declined by $0.3 million and amortized acquisition fee income declined by $0.2 million, reflecting a maturing portfolio of managed container programs. These reductions were partly offset by unrealized exchange gains of $0.3 million recognized on Euro direct finance lease receivables and a $0.3 million increase in income earned on direct finance leases.

     Equity in earnings of affiliate were $1 million during the nine months ended September 30, 2003, compared to $0.2 million in the corresponding period of 2002. This represents the recognition of the Cronos share of earnings from the Joint Venture Program entity that was established in September of 2002.

     Direct operating expenses of $18.9 million during the first nine months of 2003 declined by $2.5 million, or 12%, compared to the same period in 2002. A reduction of $3.1 million in inventory related costs was partially offset by an increase in the provision for doubtful accounts, reflecting a deterioration in the credit position of a Far East based shipping line.

     Payments to Managed Container Owners of $44.3 million for the nine months ended September 30, 2003, increased by $4.7 million, or 12%, when compared to the same period of the prior year. Net lease revenue for Container Equity Programs increased by $4.6 million due primarily to the addition of the Joint Venture Program which was established in September 2002. Net lease revenue for the Other Managed Container Owner segment increased by $1.6 million due to the improved operating performance of the fleet. In addition, payments to one container owner in this segment declined by $1.1 million as the payment terms for a number of Agreements changed from a fixed payment basis to one under which the Group earned a management fee based upon the rentals to ocean carriers after deducting direct operating expenses.

     Depreciation and amortization was $10.9 million for the nine months ended September 30, 2003, compared with $11.6 million for the corresponding period in 2002. The increase in depreciation attributable to new container additions was more than offset by the disposal of refrigerated equipment at the end of its economic life and by the sale of equipment to the Joint Venture Program.

     Selling, general and administrative expenses of $11.1 million during the first nine months of 2003, increased by $0.9 million, when compared to the same period of 2002. A reduction of $0.1 million in occupancy costs was more than offset by increases of $0.8 million in manpower expense and $0.1 million in each of business insurance and legal costs. The decrease in occupancy costs was due to office relocations in the UK and US. It is estimated that $0.6 million of the total increase in selling, general and administrative expenses may be attributed to exchange rate movements.

     Interest expense of $3.4 million in the first nine months of 2003, declined by $1.5 million, or 30%, when compared to the corresponding period in 2002. The decline in interest expense was due to reductions in interest rates and lower debt balances, including the partial repayment of the Group’s revolving credit facility in September 2002 following the sale of equipment to the Joint Venture Program.

     Income Taxes were $0.8 million for the nine months ended September 30, 2003, or 29% of earnings before taxes, compared to a $2.3 million tax benefit for the same period in 2002. In the second quarter of 2002, the Group agreed to a settlement with a foreign taxation authority. This followed a review that focused primarily on the transfer prices under the terms of the principal trading agreements between Cronos Group companies prior to December 31, 1998. The Group had previously recorded a charge of $2.9 million in this regard. As a result of the settlement, the Group reversed $2.5 million of the tax liability and recorded a tax benefit of the same amount. Further to the settlement agreed in the second quarter, the Group performed an evaluation of its worldwide tax position during the third quarter of 2002. Based on this review, the Group recorded a net tax benefit of $0.4 million in its US subsidiaries. The total income tax benefit was partly offset by $0.6 million of income tax charges in the first nine months of 2002.

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

     At September 30, 2003, the Group had $119.8 million of available container borrowing facilities under which $93.5 million was outstanding. In addition, the Group had $1.5 million of unutilized overdraft facilities.

     Cash Flow Statements for the Nine Months ended September 30, 2003 and 2002

     Operating Activities: Net cash provided by operating activities was $16.1 million in each of the nine month periods ended September 30, 2003 and 2002. The cash generated in 2003 included the sale of $8.9 million of container equipment purchased for resale to Managed Container Owners. The proceeds were utilized to pay the related liability to container manufacturers.

     Investing Activities: Net cash used in investing activities for the first nine months of 2003 and 2002 was $7.1 million and $3.8 million, respectively. In 2003, proceeds from the sale of fixed assets of $8.4 million, which included the sale of $4.6 million of refrigerated equipment to the Joint Venture Program, were more than offset by equipment acquisitions of $13.5 million and an equity investment of $1.7 million in the Joint Venture Program. In 2002, the acquisition of $14.5 million of container and other equipment and an investment of $1.1 million in direct finance lease equipment was partly offset by $11.8 million of proceeds from the sale of container equipment, of which $9.8 million was sold to the Joint Venture Program.

     Financing Activities: Net cash used in financing activities was $10.3 million during the first nine months of 2003, as $15 million of additional borrowings, utilized to finance the acquisition of new container equipment, was more than offset by debt and capital lease repayments of $24.7 million. The debt repayments included $13 million of paydowns resulting from the reduction of a revolving credit loan facility with both surplus cash balances and from cash realised on container equipment sales. In addition, the Group made dividend payments of $0.4 million and repurchased $0.3 million of shares. Net cash provided by financing activities was $10.9 million during the first nine months of 2002. Proceeds from the issuance of new term debt of $16.3 million was more than offset by the repayment of $27.2 million of debt and capital lease obligations, including $11.3 million that was repaid at the inception of the Joint Venture Program.

     Capital Resources

     Capital Expenditures and Commitments

     The Group purchases new containers for its own account and for resale to Managed Container Owners and other parties. At September 30, 2003, the Group owed container manufacturers $14.5 million for equipment. The Group will fund $2.2 million of this equipment utilising new and existing debt and capital lease facilities, $11.2 million will be sold to the Joint Venture Program and the remaining $1.1 million will be sold to a third-party under an equipment trading transaction.

     In addition, the Group had outstanding orders to purchase container equipment of $6 million at September 30, 2003. Of this amount, $5.4 million will be sold to the Joint Venture Program and $0.6 million will be financed by the Group using existing container funding facilities.

     On August 7, 2003, a dividend of 2 cents per common share was approved for the third calendar quarter of 2003 and paid on October 15, 2003, to shareholders of record as of the close of business on September 26, 2003.

     On November 4, 2003, a dividend of 4 cents per common share was approved, payable 2 cents per share on January 8, 2004, for the fourth quarter of 2003 to shareholders of record as of the close of business on December 22, 2003, and 2 cents per share on April 16, 2004, for the first quarter of 2004 to shareholders of record as of the close of business on March 25, 2004.

     On August 14, 2003, the Company repurchased 100,000 of its outstanding common shares from a single shareholder of the Company at a purchase price of $2.60 per share, or $260,000 in the aggregate. On repurchase of the 100,000 shares, the number of outstanding common shares of the Company reduced from 7,360,080 to 7,260,080.

     On September 23, 2003, the Group amended a revolving line of credit agreement to increase the maximum credit available under the facility from $50 million to $70 million, and has agreed to amortize the balance outstanding under the revolving line of credit, as of September 23, 2004, over five years.

     On October 15, 2003, the lenders to the Joint Venture Program increased their maximum debt commitment from $50 million to $80 million. The Joint Venture Program was established in September 2002 and is 50% owned by a subsidiary of the Group and 50% owned by a major international financial services provider. The purpose of the program is to acquire and lease to third-party lessees marine cargo containers with the lenders providing up to 80% of the cost of acquiring the containers and the joint venture partners each providing one-half of the equity to fund the balance of the capital requirements of the program.

     The Group believes that it has sufficient capital resources to support its operating and investing activities for the next twelve months.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

     Interest rate risk: Outstanding borrowings are subject to interest rate risk. Approximately 87% of total borrowings had floating interest rates at September 30, 2003. The Group conducted an analysis of borrowings with variable interest rates to determine their sensitivity to interest rate changes. In this analysis, the same change was applied to the current balance outstanding, leaving all other factors constant. It was found that if a 10% increase were applied to variable interest rates, the effect would be to reduce annual cash flows by $0.1 million.

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

     On September 26, 2002, the Company issued its “intervening” summons in the proceeding, naming Mr. Palatin, his wife, and Klamath as cross-defendants. By its intervening summons, the Company claims the right to indemnity from the Palatins and Klamath for any liability imposed upon the Company in favour of Contrin on Contrin’s claims against the Company. Klamath is a Panamanian company and the record owner of an estate located in Amersham, England. The Company alleges that a substantial portion of the $2.6 million transferred by Contrin for the purchase of containers was diverted by the Palatins to improve and furnish the Amersham estate, in which they lived in 1994, and that Mr. Palatin is the beneficial owner of Klamath and of the Amersham estate. The Company has served the summons on Klamath and is in the process of serving the summons on the Palatins. Once served, the cross-defendants will have the opportunity to file responsive pleadings and evidence. Klamath, through its Austrian counsel, has indicated that it will challenge the jurisdiction of the Luxembourg court over it.

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

     Contrin’s $0.5 Million Claim. On August 2, 2001, CWC filed a separate claim against CNV in the High Court of Justice, London, England. By its claim, CWC asserts that CNV, wrongfully and in violation of the container management agreement between CWC and CNV, failed to distribute to CWC $0.5 million in distributions for the second through fourth calendar quarters of 1996. CWC seeks recovery of this sum, plus interest. On December 31, 2001, CNV filed its defence to CWC’s claim, denying CWC’s claims and denying that CNV is liable to the CWC in any amount. The trial of CWC’s claim, scheduled for December 8, 2003, has been postponed.

     Concurrently with the filing of its defence to CWC’s claims, CNV filed a separate claim against the Palatins and Klamath, seeking recovery of $0.5 million from the Palatins that CNV alleges was misappropriated from CNV by Mr. Palatin. On April 8, 2002, Klamath filed its application with the court seeking an order declaring that the court has no jurisdiction over Klamath or, in the alternative, that it should exercise its discretion not to assert jurisdiction over the Group’s claims against Klamath. The Palatins filed their application for dismissal with the court on July 5, 2002, alleging that the court has no jurisdiction over them. CNV opposed both applications, and both were heard by the court at the same time as Klamath’s and the Palatins’ challenge to the jurisdiction of the UK court over them with respect to the Group’s $2.6 million claim against them, discussed above. The court, by its decision of December 22, 2002, rejected the defendants’ jurisdictional challenge to CNV’s claim. The defendants in this action were also subject to the court’s award of costs rendered in the $2.6 million action, discussed above. They have failed to comply with the order, and their counsel has likewise resigned from representing them in this claim. On May 2, 2003, CNV secured a default judgement against the Palatins in the amount of $0.5 million, plus interest of $0.376 million. On July 8, 2003, CNV secured from the court a charging order in respect of the default judgement against Mr. Palatin’s interest in the Amersham estate.

     Contrin’s Disposals Claim. On September 18, 2002, three Austrian affiliates of Contrin filed the Disposals Claim against CNV in the High Court of Justice, London, England. The claimants asserted that CNV breached container management agreements entered into in 1993 by selling containers without obtaining the consent of the claimants, in violation of the terms of the container management agreements. The claimants asserted that they were entitled to all sums received by CNV from the sale of containers wrongfully disposed of under the container management agreements or, alternatively, that CNV was liable for damages for wrongfully depriving the claimants of the use and possession of the containers sold. On October 3, 2003, the parties to the Disposals Claim settled the action. CNV agreed to pay the claimants $0.3 million in return for a dismissal of the Disposals Claim and a release by the claimants of CNV of all claims asserted by the claimants in the Disposals Claim. CNV made the settlement payment to the claimants on November 5, 2003.

     Collection of Palatin Notes. On May 8, 2001, the Massachusetts Superior Court entered its judgement against Mr. Palatin and Klamath, affirming the default judgement secured on February 8, 2000, in the New York State Supreme Court by a subsidiary of the Company, Cronos Equipment (Bermuda) Limited (“CEB”) against Mr. Palatin in the amount of $6.6 million. The court further ordered the Group’s transfer agent to cancel 1,793,798 outstanding common shares of the Company owned of record by Klamath (the “Klamath Shares”), beneficially owned by Mr. Palatin, in partial satisfaction of the New York State Supreme Court judgement, and to transfer the Klamath Shares on the books and records of the transfer agent to CEB. The Group’s transfer agent promptly cancelled the Klamath Shares and issued a new stock certificate for 1,793,798 common shares of the Company to CEB. (The Group subsequently retired and cancelled these shares). As of May 8, 2001, the amount owed by Mr. Palatin to CEB under the New York judgement totalled $7.3 million, representing the amount of the judgement ($6.6 million) plus interest thereon at 9% per annum. The Group reduced the amount owed by Mr. Palatin to CEB under the judgement by $6 million as a result of the cancellation of the Klamath Shares, leaving a balance due under the judgement of $1.3 million as of May 8, 2001.

     On November 23, 2001, CEB filed its claim against Mr. Palatin in the High Court of Justice, London, England, for the purpose of collecting the remaining balance due to CEB under the New York judgement. On May 23, 2003, the Court entered summary judgement in CEB’s favour and against Mr. Palatin in the amount of $1.3 million, together with interest of $0.2 million. On July 29, 2003, CEB secured from the Court a charging order in support of the default judgement, in the amount of U.S. $1,451,469, charging Mr. Palatin’s interest in the Amersham estate.

     On October 17, 2003, CEB and CNV instituted an action in the High Court of Justice, London, England, against Mr. Palatin, his wife, and Klamath, seeking enforcement of the charging order obtained by CEB, in the amount of $1,451,469, and enforcement of the charging order secured by CNV against Mr. Palatin in the amount of U.S. $876,000 (discussed above), by a foreclosure and sale of the Amersham estate.

Item 2 — Changes in Securities and Use of Proceeds

Not applicable

Item 3 — Defaults Upon Senior Securities

Not applicable

Item 4 — Submission of Matters to a Vote of Security Holders

Not applicable

Item 5 — Other Information

Not applicable

Item 6 — Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Second Amended and Restated Loan Agreement, dated as of September 23, 2003, by and between Cronos Finance (Bermuda) Limited (“CFL”) and Fortis, as Agent and Noteholder, Hollandsche Bank-Unie N.V. as Noteholder and NIB Capital N.V. as Noteholder. This agreement amends and restates the Amended and Restated Loan Agreement, dated as of July 19, 2001, as amended which is incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.2	Amendment No. 2 to the Amended and Restated Management Agreement, dated as of September 23, 2003, by and between CFL and Cronos Containers (Cayman) Limited.

10.3	Amendment No. 1, dated September 23, 2003, to the Collateral Agreement by and between Cronos Equipment (Bermuda) Limited, CFL and Fortis, dated November 16, 2001, which is incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.4	Amendment No. 1, dated September 23, 2003, to the Amended and Restated Guarantee by and between and Fortis, as Agent and Noteholder, Hollandsche Bank-Unie N.V. as Noteholder and NIB Capital N.V. as Noteholder. The agreement amends and restates the Guarantee dated July 19, 2001, which is incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.5	Amendment No.2, dated as of October 15, 2003, to the Management Agreement, dated as of September 18, 2002, by and between the CF Leasing Limited and Cronos Containers (Cayman) Limited, incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

31.1	Rule 13a-14 Certification

31.2	Rule 13a-14 Certification

32	Section 1350 Certifications

(b)	Reports on Form 8-K

On August 7, 2003, a Current Report on Form 8-K was filed by the Company announcing the declaration of a dividend of two cents per common share for the third quarter of 2003. Additionally, the Company announced the repurchase of 100,000 of its outstanding common shares, as previously reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CRONOS GROUP

SIGNATURE		TITLE	DATE

By	/s/ PETER J YOUNGER	Director, Chief Operating Officer,	November 12, 2003
	Peter J Younger	Chief Financial Officer and
Chief Accounting Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Number	Exhibit	Page

10.1	Second Amended and Restated Loan Agreement, dated as of September 23, 2003, by and between Cronos Finance (Bermuda) Limited (“CFL”) and Fortis, as Agent and Noteholder, Hollandsche Bank-Unie N.V. as Noteholder and NIB Capital N.V. as Noteholder.	E1

10.2	Amendment No. 2 to the Amended and Restated Management Agreement, dated as of September 23, 2003 by and between CFL and Cronos Containers (Cayman) Limited.	E98

10.3	Amendment No. 1, dated September 23, 2003, to the Collateral Agreement by and between Cronos Equipment (Bermuda) Limited, CFL and Fortis, dated November 16, 2001.	E104

10.4	Amendment No. 1, dated September 23, 2003, to the Amended and Restated Guarantee by and between and Fortis, as Agent and Noteholder, Hollandsche Bank-Unie N.V. as Noteholder and NIB Capital N.V. as Noteholder.	E109

10.5	Amendment No.2, dated as of October 15, 2003, to the Management Agreement, dated as of September 18, 2002, by and between the CF Leasing Limited and Cronos Containers (Cayman) Limited.	E113

31.1	Rule 13a-14 Certification	E117

31.2	Rule 13a-14 Certification	E118

32	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *	E119

*	This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not deemed to be “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.