Form 10-K
period 2003-12-31
CRONOS GROUP
filed 2004-03-29
CIK 919869

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

      ☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2003

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

Common Shares, $2 par value per share

(Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☒  NO ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)     YES ☐  NO ☒

      The aggregate market value of voting stock of the registrant held by non-affiliates as of March 24, 2004 (Common Shares) was approximately $41,092,053.

      The number of Common Shares outstanding as of March 25, 2004:

Class	Number of Shares Outstanding

Common	7,260,080

      Portions of the following documents have been incorporated by reference into this report.

Document	Form 10-K Parts

Proxy Statement for Annual Meeting to be held in 2004	Part II — Item 5, Part III

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

      All statements in this report regarding the market for the Company’s container leasing services and the Company’s revenues, expenses, and financial condition, and any statement containing the words “anticipate”, “believe”, “plan”, “estimate”, “expect”, “intend” or other similar expressions, constitute forward-looking statements. The actual results of operations may differ materially from those contained in any forward-looking statement. This cautionary statement applies to all forward-looking statements wherever they appear in this report.

      An investment in the common shares of the Company involves a high degree of risk. The principal risks that attend the Company and its business include the following:

Cronos is heavily dependent upon third-parties to supply it with the capital needed to acquire containers; such capital may not be available to the Group to enable it to expand its fleet of containers.

The market for the Company’s outstanding common shares is not liquid. The Company’s five largest groups of shareholders control approximately 71% of its outstanding common shares. For 2003, the average daily trading volume in the Company’s shares was 3,410.

      The Group is subject to other risks in the operation of its business. For a discussion of the container leasing industry and the Group’s business, see “Description of Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.

      For a discussion of the Group’s legal proceedings, see Item 3 “Legal Proceedings” herein. For a discussion of the Group’s commitments and contingencies, see Note 15, “Commitments and Contingencies”, to the Company’s 2003 Consolidated Financial Statements. For a discussion of the market for the Company’s common shares, see “Market for the Company’s Common Equity and Related Stockholder Matters” herein.

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

      Cronos is the successor to Intermodal Equipment Associates (“IEA”) and Leasing Partners International (“LPI”). IEA began managing and leasing dry cargo containers in 1978, primarily under master leases. LPI was established in 1983 to manage and lease refrigerated containers. In 1990, LPI acquired IEA and the companies combined their operations under the new name Cronos. In December 1995 and January 1996, the Company and a selling shareholder sold 3,643,000 common shares of the Company in a public offering (the “Public Offering”).

      Cronos is one of the world’s leading lessors (by aggregate TEU capacity) of intermodal marine containers. It owns and manages a fleet of dry cargo, refrigerated, tank and dry freight special containers. Through an extensive global network of offices and agents, Cronos leases both its own and other owners’ containers to over 400 ocean carriers and transport operators, including the majority of the 30 largest ocean carriers.

          Industry Background

      A marine cargo container is a reusable metal container designed for the efficient carriage of cargo with a minimum of exposure to loss through damage or theft. Containers are manufactured to conform to worldwide standards of container dimensions and container ship fittings adopted by the International Standards Organization (“ISO”) in 1968. The standard container is either 20’ long × 8’ wide × 8’ 6” high (one TEU) or 40’ long × 8’ wide × 8’ 6” high (two TEU). Standardization of the construction, maintenance and handling of containers allows containers to be picked up, dropped off, stored and repaired effectively throughout the world. This standardization is the foundation on which the container industry has developed.

      Standard dry cargo containers are rectangular boxes constructed to carry a wide variety of cargoes ranging from heavy industrial raw materials to light-weight finished goods. Specialized containers such as refrigerated and tank containers are utilized for the transport of temperature-sensitive goods and for the carriage of liquid cargo. Cellular Palletwide Containers (“CPCs”) provide shipping lines with a container with extra width for the carriage of unitized or palletized cargoes. See “Fleet Profile” herein.

      One of the primary benefits of containerization has been the ability of the shipping industry to effectively lower freight rates due to the efficiencies created by standardized intermodal containers. Containers can be handled much more efficiently than loose cargo and are typically shipped via several modes of transportation, including truck, rail and ship. Containers require loading and unloading only once and remain sealed until arrival at the final destination, significantly reducing transport time, labor and handling costs, as well as losses due to damage and theft. Efficient movement of containerized cargo between ship and shore reduces the amount of time that a ship must spend in port.

      The logistical advantages and reduced freight rates brought about by containerization have been major catalysts for world trade growth since the late 1960s, resulting in increased demand for containers. The world’s container fleet has grown from an estimated 270,000 TEU in 1969 to approximately 17 million TEU by the end of 2003.

      The container leasing business is cyclical and depends largely upon the volume of world trade.

          Benefits of Leasing

      The container fleets of leasing companies represent approximately 46% of the world’s container fleet with the balance owned predominantly by shipping lines. Shipping lines, which traditionally operate on tight profit margins, often supplement their owned fleets of containers with leased containers, and in doing so, achieve the following financial and operational benefits:

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

Leasing allows shipping lines to respond to changing seasonal and trade route demands, thereby optimizing their capital investment and minimizing storage costs;

Leasing provides shipping lines with the flexibility to respond to rapidly changing market opportunities as they arise without relying exclusively on their owned containers.

          Types of Leases — to Ocean Carriers

      Master leases are leases under which a customer may lease a certain number of containers as needed under a general agreement between the lessor and the lessee. Such leases provide customers with greater flexibility by allowing them to pick up and drop off containers where and when needed, subject to restrictions and availability, on pre-agreed terms. Master leases also define the number of containers that may be returned within each calendar month, the return locations and applicable drop-off charges. Due to the increased flexibility they offer, master leases usually command higher per diem rates and generate more ancillary revenue (including pick-up, drop-off, handling and off-hire revenue) than term leases. Ocean carriers generally use master leases to help manage trade imbalances (where more containerized cargo moves in one direction than another) by picking up a container in one port and dropping it off at another location after one or more legs of a voyage. The commercial terms of master leases are usually negotiated or renewed annually.

      Term leases are for a fixed period of time, typically ranging from three to five years. In most cases, containers cannot be returned prior to the expiration of the lease. Some term lease agreements contain early termination penalties that apply in the event of early redelivery. Term leases provide greater revenue stability to the lessor, but at lower lease rates than master leases. Ocean carriers use term leases to lower their operating costs when they have a need for identified containers for a specified term.

      Direct financing leases are usually long-term in nature, typically ranging from three to seven years, and require relatively low levels of customer service. They ordinarily require fixed payments over a defined period and provide customers with an option to purchase the subject containers at the end of the lease term. Per diem rates include an element of repayment of capital and therefore are higher than rates charged under either term or master leases.

      The percentage mix of equipment on master, term and direct financing leases varies widely among leasing companies.

      Lease rates depend on several factors including the customer credit rating, type of lease, length of term, type and age of the equipment, equipment replacement costs, interest rates, maintenance provided, and market conditions.

          Company Strategy

      Cronos focuses on optimizing the return on container investment capital by providing flexible master, term and direct financing leases to the world’s top ocean carriers, across a broad range of dry and specialized containers.

          Lease Profile

      Cronos offers flexible leasing arrangements primarily through master and term leases for dry cargo containers.

	Percentage of Fleet by Lease Type as of December 31, 2003

				Dry Freight
Type of Lease	Dry Cargo	Refrigerated	Tank	Specials	Total Fleet

Master	61%	28%	62%	45%	59%
Term
- short-term(1)	14%	23%	11%	15%	15%
- long-term(2)	23%	47%	23%	24%	23%
Direct Financing	2%	2%	4%	16%	3%

Total	100%	100%	100%	100%	100%

(1)	Short-term leases represent term leases that are scheduled to expire in 2004.

(2)	Long-term leases represent term leases, the majority of which will expire between 2005 and 2008.

      The terms and conditions of the Group’s leases provide that customers are responsible for paying all taxes and service charges arising from container use, maintaining the containers in good and safe operating condition while on lease and paying for repairs, excluding ordinary wear and tear, upon redelivery. Some leases provide for a “damage protection plan” whereby lessees, for an additional payment (which may be in the form of a higher per diem rate), are relieved of the responsibility of paying some of the repair costs upon redelivery of the containers. The Group provides this service to selected customers. Repairs provided under such a plan are carried out by the same depots, under the same procedures, as the repairs to containers not covered by such plans. Customers are also required to insure leased containers against physical damage, loss and against third-party liability for loss, damage, bodily injury or death.

          Customers

      Cronos is not dependent upon any particular customer or group of customers. None of the Group’s customers accounts for more than 10% of its revenue, and the ten largest customers accounted for approximately 43% of the total TEU fleet on-hire. The majority of Cronos’ customers are billed and pay in United States dollars.

      Cronos sets maximum credit limits for all customers, limiting the number of containers leased to each customer according to established credit criteria. Cronos continually tracks its credit exposure to each customer. Cronos’ credit committee meets quarterly to analyze the performance of existing customers and to recommend actions to be taken in order to minimize credit risks. Cronos uses specialist third-party credit information services and reports prepared by local staff to assess credit quality.

      The Group may be subject to unexpected loss in rental revenue from container lessees that default under their container lease agreements.

          Fleet Profile

      Cronos focuses on supplying to its customers high-quality containers, manufactured to specifications that exceed ISO standards and designed to minimize repair and operating costs. Cronos operates a fleet of dry cargo, refrigerated, tank and dry freight special containers. Cronos believes that this fleet diversification enables it to broaden its business base with its customers by supplying a wide range of their equipment requirements.

      Dry cargo containers are the most commonly used type of container in the shipping industry. Cronos’ dry cargo containers are constructed of all Corten® steel (i.e., Corten® roofs, walls, doors and undercarriage), which is a high-tensile steel yielding greater damage and corrosion resistance than mild steel.

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

      Cronos’ tank containers are constructed and maintained in accordance with strict international codes for the worldwide transport and storage of bulk liquids on both land and sea. These codes include ISO, International Maritime Organization (“IMO”) and American Society of Mechanical Engineers (“ASME”) VIII Pressure Vessel Design Code. The fleet comprises both T4 and T11 type tanks, which can carry highly flammable, corrosive, toxic and oxidizing substances as well as non-hazardous cargoes such as food stuffs and oils. They range in capacity from 17,500 litres to 31,000 litres and are generally insulated and equipped with a heating system (steam or electrical) or, alternatively, a refrigeration system.

      Dry freight specials include CPCs, rolltrailers, open tops and flatracks. Cronos owns the patents for the CPC, a specialized container designed specifically for the carriage of European coastal cargo on metric pallets. The patents expire on a series of dates between 2006 and 2013. CPCs allow for the side-by-side stowage of pallets which is not possible in a standard ISO container, therefore increasing the load capacity per container. Cronos earns CPC licence fee income on the sale of CPCs to third-parties. A rolltrailer is a heavy-duty chassis used for moving cargo onto and off of ships. Cronos entered the rolltrailer market in 1996 when it acquired a Swedish company with a fleet of rolltrailers.

      During 2003, the size of the Group’s total fleet, both owned and managed, increased by a net 10,800 TEU, representing new container acquisitions of 38,300 TEU and disposals of 27,500 TEU. The total cost of new container acquisitions for the total fleet in 2003 was $64.8 million.

	Cronos Fleet (in TEU thousands) at
	December 31,

	2003	2002	2001	2000	1999

Dry Cargo	370.5	364.5	368.4	375.9	346.6
Refrigerated	12.3	13.3	13.9	12.5	13.6
Tank	2.7	2.4	2.3	2.0	2.0
Dry Freight Specials:
CPCs	13.1	8.3	5.4	3.3	3.1
Rolltrailer	2.8	2.7	2.5	2.5	1.9
Other Dry Freight Specials	4.4	3.8	3.4	3.0	2.7

Total Fleet	405.8	395.0	395.9	399.2	369.9

          Operating Segments

      Cronos has three operating segments, which are determined based on the source of container funding for the Group’s container fleet acquisitions:

      1. Container Equity Programs (“Container Equity Programs”),

      2. Other Managed Container Programs (“Other Managed Container Programs”), and

      3. Owned Containers (“Owned Containers”).

      Lease agreements with Container Equity Programs & Other Managed Container Programs. The majority of agreements with Container Equity Programs and Other Managed Container Programs (collectively “Managed Container Programs”) are in the form of a master lease, under the terms of which, the Group is not liable to make any payments to the Managed Container Programs until such time as the containers have been placed on lease to an ocean carrier. The agreements generally provide that the Group will make payments to the Managed Container Programs based upon the rentals collected from ocean carriers after deducting direct operating expenses and the income earned by the Group for managing the containers.

      Although all containers, regardless of the source of funding or ownership, are leased as part of a single global fleet, management separately monitors its performance through Container Equity Programs, Other Managed Container Programs and Owned Containers operations.

      The following chart summarizes the composition of the Cronos fleet (based on original equipment cost) at December 31 for each of the years indicated:

	2003	2002	2001	2000	1999

Container Equity Programs	33%	31%	29%	31%	33%
Other Managed Container Programs	36%	39%	40%	40%	39%
Owned Containers	31%	30%	31%	29%	28%

Total	100%	100%	100%	100%	100%

      As of December 31, 2003, no single owner, other than the Group, owned more than 13% of the Cronos fleet (based on original equipment cost).

      One customer, Mediterranean Shipping Company S.A. (“MSC”), accounted for 11% of gross lease revenue of the Container Equity Programs operating segment in the year ended December 31, 2003. MSC is a private company based in Switzerland and is ranked as the second largest container liner operator in the world.

      The Group evaluates the performance of its operating segments based on segment profit or loss. Gross lease revenue is deemed to be earned based on the physical location of the containers while on lease and, as substantially all of the Group’s lease revenue is earned on containers used in global trade routes, the Group believes that it does not possess discernible geographic reporting segments as defined in Statement of Financial Accounting Standards (“SFAS”) No. 131.

      Segment revenues from external customers, segment profit or loss and total assets are disclosed in the Group’s Financial Statements and are incorporated herein by reference. See Note 3 to the 2003 Consolidated Financial Statements.

          Container Equity Programs

      This segment comprises the US limited partnership programs (the “US Limited Partnership Programs”) and the joint venture program (the “Joint Venture Program”). See “Material Off-Balance Sheet Arrangements, Transactions and Obligations” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.

      Segment profits earned from the Container Equity Programs were $4.1 million, $3.6 million, and $5.1 million for the years ended December 31, 2003, 2002 and 2001, respectively (see Note 3 to the 2003 Consolidated Financial Statements). In addition, the Group recognized its share in the equity of the Joint Venture Program of $1.5 million and $0.3 million for the years ended December 31, 2003 and 2002, respectively.

      US Limited Partnership Programs: Cronos raised capital through investment syndication activities from 1979 to 1997 by organizing and sponsoring limited partnership public offerings. Cronos sponsored sixteen public limited partnerships and raised over $478 million from over 37,000 investors, providing the means to purchase 181,000 TEU of dry cargo containers, 3,500 TEU of refrigerated containers and 300 TEU of tank containers.

      The US Limited Partnership Programs provide compensation to Cronos, the general partner, consisting of the following fees and commissions:

•	Acquisition fees represent a once-off fee equal to 5% of the original cost of equipment acquired by the partnerships. Such fees are amortized for accounting purposes by Cronos, in the statement of operations on a straight-line basis over the period of the agreement to which they relate;

•	Management fees equal to 7% of gross lease revenue;

•	Incentive fees equal to 15% of distributable cash after the limited partners have received a return of their adjusted capital contributions and distributions in an amount equal to a cumulative compounded rate between 8% to 10% per annum (depending on the program);

•	Reimbursed administrative expenses for certain overhead and operating expenses;

•	General partner share equal to 5% of distributable cash generated by the partnerships’ operating activities and 1% of distributions from sales proceeds.

      Joint Venture Program: Cronos established the Joint Venture Program in 2002 with a current lender to the Company. The Joint Venture Program provides compensation to Cronos consisting of the following fees:

•	Acquisition fees equal to 1.25% of the original cost of equipment acquired by the Joint Venture Program. Such fees are paid on or about the date of the equipment purchase and are amortized for accounting purposes by Cronos, in the statement of operations on a straight-line basis over the period of the agreement to which they relate;

•	Management fees equal to 8% of net lease revenue;

•	Disposition fees equal to 5% of the excess of the disposal proceeds over the net book value of the container disposed.

          Other Managed Container Programs

      Cronos manages containers pursuant to agreements negotiated directly with corporations, partnerships and private individuals located in Europe, the United States and South Africa. The terms of the agreements vary from 1 to 15 years and take two principal forms.

      Under the first form of agreement, Cronos generally earns compensation equal to gross lease revenue less direct operating expenses less the payment to the Managed Container Programs (the “Managed Containers”), computed in accordance with the terms of each individual agreement. In certain cases, Cronos may also earn an incentive fee.

      Under the second form of agreement, the container owner is entitled to a fixed payment for a specified term (see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein).

      Segment profits earned by the Group from Other Managed Container Programs were $1.6 million, $0.4 million and $1.4 million for the years ended December 31, 2003, 2002 and 2001, respectively (see Note 3 to the 2003 Consolidated Financial Statements).

          Owned Containers

      Cronos uses various forms of debt funding to finance its owned fleet including bank loans and capital leases. Container ownership provides the Group with the ability to generate lease revenues over the life of the container, matched with related interest and depreciation expenses. From time to time, Cronos also owns containers on a temporary basis until such time that the containers are sold to the Container Equity Programs and Other Managed Container Programs. Most containers identified for sale to Managed Container Programs are purchased new by Cronos, and sold to owners of Managed Container Programs within six months. This strategy allows Cronos more flexibility to negotiate and buy containers strategically, based on market conditions. In addition, Cronos may on occasion own equipment that has been acquired specifically for resale to third-parties that does not enter the Cronos managed fleet.

      Assets that are funded by capital lease are initially reported at the fair value of the asset categorized within container equipment, with an equivalent liability reported as capital lease obligations. Container equipment is depreciated over its expected useful life. Finance charges are reported over the lease term in accordance with the effective interest method and are recorded as interest expense.

Environmental

      Countries that are signatories to the Montreal Protocol on the environment agreed in November 1992 to restrict the use of environmentally destructive refrigerants, banning production (but not use) of chlorofluorocarbon compounds (“CFCs”) beginning in January 1996. Since then, the environmental impact of CFCs has become increasingly prominent. On January 1, 2001, it became illegal for environmentally destructive refrigerants to be handled, other than for disposal, in most of the countries that are members of the European Union. CFCs are used in the operation, insulation and manufacture of refrigerated containers. All of Cronos’ refrigerated containers purchased since June 1993 use non-CFC refrigerant gas in the operation and insulation of the containers, although a reduced quantity of CFCs are still used in the container manufacturing process. The replacement refrigerant used in the Group’s new refrigerated containers may also become subject to similar governmental regulations. In the past, the Group has retrofitted certain refrigerated containers with non-CFC refrigerants. Cronos has decided not to retrofit any additional containers. In the unlikely event that any such further retrofitting expenses should be required, they would not be material to the financial position or results of operations of the Group.

Employees

      As of December 31, 2003, Cronos had 75 employees worldwide; 40 were located in Europe, 20 in the United States and 15 in Asia and Australia combined. None of Cronos’ employees is covered by a collective bargaining agreement.

Acquisition Policy

      Cronos’ acquisition policy for the total fleet is driven by capital availability, market requirements and anticipated future demand, including demand generated by trade growth and the replacement of containers retired around the world. The Group believes that the worldwide manufacturing capacity for all container types is adequate to meet its current and near-term requirements.

      In recent years, China has emerged as the primary location for almost all types of container manufacturing. Refrigeration units, which represent approximately half of the cost of a refrigerated container, are purchased from the two the primary suppliers of container refrigeration units headquartered in the United States who have manufacturing plants in the Far East, United States and Europe. These units are shipped to the container manufacturer for installation into the container.

      All of the tank containers in the Cronos fleet have been purchased from manufacturers based in the United Kingdom, South Africa, Belgium and China.

Repair and Maintenance

      All containers are inspected and repaired when redelivered by customers who are obligated to pay for all damage repairs, excluding wear and tear, according to standardized industry guidelines. As described under “Description of Business — Lease Profile” some customers enter into a damage protection plan. Depots in major port areas perform repair and maintenance work that is verified by either independent surveyors or the Cronos technical and operations staff.

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

Disposition of Used Containers

      Cronos estimates that the period for which most containers will be used in the Group fleet as a leased marine cargo container ranges from 12 to 15 years.

      Cronos disposes of used containers in a worldwide secondary market in which buyers include wholesalers, mini-storage operators, construction companies and others. The market for used containers generally depends on new container prices, the quantity of containers targeted for disposal and the overall lease market for containers at a particular location.

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

      Cronos also maintains agency relationships with 20 independent agents around the world who are generally paid a commission based upon revenues generated in the region or the number of containers that are leased from their area. These agents are located in jurisdictions where the volume of Cronos’ business necessitates a presence in the area but is not sufficient to justify a fully-functioning Cronos office or dedicated agent. Agents provide marketing support to the area offices covering the region, together with limited operational support.

      In addition, Cronos relies on the services of approximately 300 independently owned and operated depots around the world to inspect, repair, maintain and store containers while off-hire. The Group’s area offices authorize all container movements into and out of the depot and supervise all repairs and maintenance performed by the depot. The Group’s technical staff set the standards for repair of the Cronos fleet throughout the world and monitor the quality of depot repair work. The depots provide a link to the Group’s operations, as the redelivery of a container into a depot is the point at which the container is off-hired from one customer and repaired in preparation for re-leasing to the next customer.

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

      Cronos competes with various container leasing companies in the markets in which it conducts business. The container leasing companies essentially comprises three broad groups. The first group includes five leasing companies that control almost 70% of the total leased fleet. The second group, which includes Cronos, controls approximately 20% of the total leased fleet. The third group includes the smaller, more specialized fleet operators.

      Some of Cronos’ competitors have greater financial resources than Cronos and may be more capable of offering lower per diem rates on a larger fleet. In Cronos’ experience, however, ocean carriers generally lease containers from several leasing companies in order to minimize dependence on a single supplier.

      Economies of scale, worldwide operations, diversity, size of fleet and financial strength are increasingly important to the successful operation of a container leasing business. Additionally, as containerization continues to grow, and regions such as China, South America and the Indian sub-continent generate an increasing volume of containerized cargo, customers may demand more flexibility from leasing companies, particularly regarding the structure of leases, per diem rates, pick-up and drop-off locations, and the availability of containers.

      Cronos believes it has created a strategic advantage due to its product and funding diversity, allowing it to develop a wider customer portfolio and lower risk profile.

Insurance

      Cronos’ lease agreements typically require ocean carriers to obtain insurance to cover all risks of physical damage and loss of the equipment under lease, as well as public liability and property damage insurance. However, the precise nature and amount of the insurance carried by each ocean carrier varies from lessee to lessee.

      In addition, Cronos has purchased secondary insurance effective in the event that a lessee fails to have adequate primary coverage. This insurance covers liability arising out of bodily injury and/ or property damage as a result of the ownership and operation of the containers, as well as insurance against loss or damage to the containers, loss of lease revenue in certain cases and cost of container recovery and repair in the event that a customer goes into bankruptcy. Cronos believes that the nature and amounts of its insurance are customary in the container leasing industry and subject to standard industry deductions and exclusions.

Item 2 —	Properties

      Cronos leases approximately 6,300 square feet of office space near London, England, where its container leasing operations are conducted. Cronos also leases approximately 6,700 square feet of office space in San Francisco, California, where its Managed Container Program activities are based. Cronos also conducts its container leasing operations from smaller offices that are leased in New Jersey, Genoa, Gothenburg, Hamburg, Hong Kong, Singapore and Sydney.

      The containers owned and managed by Cronos are described under Item 1 — “Description of Business”. As of December 31, 2003, Cronos owned 89,384 TEU of dry cargo containers, 6,077 TEU of refrigerated containers, 11,379 TEU of CPCs, 2,115 TEU of rolltrailers, 756 TEU of tank containers, and 1,547 TEU of other specialized equipment. The majority of Owned Containers are financed by debt and capital lease obligations. Under the terms of the debt agreements, the containers act as collateral for the outstanding loan balance. For assets financed by capital lease facilities, although the Group takes all the risks and rewards of ownership, the lessor retains title to the equipment until the capital lease obligation has been discharged and any purchase options have been exercised by the Group. As of December 31, 2003, Cronos managed a total of 281,114 TEU of dry cargo containers, 6,221 TEU of refrigerated containers, 1,914 TEU of tank containers, 1,730 TEU of CPCs, 728 TEU of rolltrailers, and 2,831 TEU of other specialized equipment.

Item 3 —	Legal Proceedings

                   The Contrin Settlement

      The Group manages containers for investment entities collectively known as “Contrin” in its Other Managed Container Programs. Approximately 1% (measured by TEUs) of the Group’s fleet of containers is owned by Contrin. As previously reported by Cronos, since August 2000 the Group has been defending three lawsuits brought by Contrin, one in Luxembourg and two in the United Kingdom. On November 17, 2003, the Group and Contrin settled their differences and entered into a Settlement Agreement (the “Settlement Agreement”). The Group reported the settlement in a Form 8-K report filed with the Securities and Exchange Commission on November 26, 2003, and filed a copy of the Settlement Agreement as an exhibit to the report. Reference is made to the Form 8-K report for a complete description of the settlement.

      The Group has secured two judgments against its former chairman, Stefan M. Palatin, from the UK courts aggregating approximately $2.3 million, and has secured two charging orders (the “Cronos Charging Orders”), in the nature of liens, to enforce the judgments against Mr. Palatin’s beneficial interest in an estate located in Amersham, England (the “Amersham Estate”). The Group has brought an action (the “Foreclosure Action”) in the UK courts seeking to foreclose the Cronos Charging Orders and obtain an order of sale of the Amersham Estate to satisfy the judgments secured against Mr. Palatin.

      Under the Settlement Agreement, Contrin agreed to file a civil action against Mr. Palatin in Austria for recovery of $2.6 million, plus interest and costs. This civil action follows Mr. Palatin’s criminal conviction in Austria, affirmed on appeal, for, among other things, defrauding Contrin of the $2.6 million. Contrin had sought recovery of these monies from the Group in Contrin’s Luxembourg lawsuit filed against the Group, now settled as part of the settlement with Contrin. Contrin agrees, if it secures a final judgment (the “Austrian Judgment”) against Mr. Palatin in Austria, to register the Austrian Judgment in the UK and to assign the Austrian Judgment to the Group for collection against the Amersham Estate. On or about November 28,

2003, Contrin filed its civil action against Mr. Palatin in Austria for recovery of $2.6 million, plus interest and costs.

      If the Amersham Estate is foreclosed upon in satisfaction of the Cronos Charging Orders and any Austrian Judgment secured by Contrin against Mr. Palatin, the parties agree that the first $4.85 million of net foreclosure proceeds from the sale of the Amersham Estate and attributable to the Cronos Charging Orders and/or Austrian Judgment will be allocated and paid to Contrin, with the balance of foreclosure proceeds allocated and paid to Cronos in satisfaction of the remaining unsatisfied amount, if any, of the Cronos Charging Orders.

      The Settlement Agreement provides for Cronos to pay Contrin a total of $3.5 million if the Group is unable to foreclose the Cronos Charging Orders against the Amersham Estate by the third anniversary of the effective date of the settlement (December 17, 2006). In addition if the net proceeds of foreclosure of the Amersham Estate in satisfaction of the Cronos Charging Orders and any charging order obtained by the Group to enforce the Austrian Judgment total less than $3.5 million then the Group agrees to make up the difference.

      The Settlement Agreement provides for Cronos to pay Contrin a total of $2.8 million (not $3.5 million) if the Group forecloses the Cronos Charging Orders against the Amersham Estate by December 17, 2006, and, by the date of foreclosure, Contrin has not secured a lien on the Amersham Estate in aid of its action against Mr. Palatin in Austria or a charging order against the Amersham Estate to satisfy any Austrian Judgment it secures. In this case, should the net proceeds of foreclosure of the Amersham Estate in satisfaction of the Cronos Charging Orders total less than $2.8 million then the Group agrees to make up the difference.

      The Settlement Agreement specifies an installment payment plan under which Cronos paid Contrin $0.3 million in November 2003 and $0.250 million in February 2004 and requires further payments of $0.450 million on or before January 3, 2005, $0.250 million on or before April 4, 2005, $0.250 million on or before July 4, 2005, $0.250 million on or before October 3, 2005 and $0.250 million on or before January 4, 2006. The balance of $1.5 million is due on or before November 17, 2006.

      Each payment reduces, dollar for dollar, the Company’s obligation to pay Contrin $3.5 million (or $2.8 million, as the case may be), and will count as a credit (i.e., a reduction) to Contrin’s entitlement to $4.85 million of net foreclosure proceeds from the sale of the Amersham Estate. If foreclosure of the Cronos Charging Orders against the Amersham Estate occurs before any of these payments is due, then the Group’s obligation to make the remaining payment(s) is excused.

      Under the Settlement Agreement an escrow account will be established with an independent bank or trust company in London for deposit of the proceeds from foreclosure of the Amersham Estate as a result of the enforcement of the Cronos Charging Orders and any charging order obtained to enforce the Austrian Judgment. The Company shall deposit to the escrow account the proceeds of any foreclosure of the Amersham Estate in response to the Cronos Charging Orders, generally after subtracting (and, subject to its obligation to pay by the third anniversary of the settlement, $3.5 million, as described above, retaining) therefrom the amount of any installments made by the Group to Contrin as described in the preceding two paragraphs.

      By the terms of the Settlement Agreement, Contrin has agreed to dismiss the three actions it has brought against the Group and releases the Group from all claims asserted by Contrin in the three actions. Other than for the express obligations undertaken by the Group under the Settlement Agreement, the Group denies all liability to Contrin by reason of the claims asserted by Contrin in the three actions, and the Settlement Agreement is explicit that nothing in the Settlement Agreement is to be deemed an admission of, or evidence of, any wrongdoing or liability on the part of the Group.

      The Company calculated that the present value of the total $3.5 million future cash payments under the Settlement Agreement installment payment plan, discounted using an appropriate risk-free interest rate, was $3.3 million. As discussed herein, the Group made the first installment payment of $0.3 million in November 2003. In addition, the Group had previously recorded a reserve of approximately $3 million against the Contrin claims. Interest will be charged to the Company’s income statement over the period for performance of the Settlement Agreement using the effective interest rate method.

      Valuation of the Amersham Estate. In connection with the Foreclosure Action brought by the Group against Mr. Palatin to foreclose the Cronos Charging Orders against the Amersham Estate, the Group secured an independent valuation of the Amersham Estate. The firm that conducted the valuation was not able to conduct an on-site inspection of the Amersham Estate and therefore based its valuation upon publicly available information about the Estate and sales of comparable properties. The firm valued the Amersham Estate within the range of 3 million British Pounds to 4 million British Pounds (at current exchange rates, the equivalent of approximately US $5.5 million to US $7.3 million). The land records of the county in which the Amersham Estate is located do not disclose any mortgage or other indebtedness encumbering the Amersham Estate.

      No assurance can be given that the Group will be successful in foreclosing the Cronos Charging Orders against the Amersham Estate, that the sales price achieved from any such foreclosure would exceed (or equal) the valuation of the Estate of between 3 million British Pounds and 4 million British Pounds, or that the net proceeds of any such foreclosure would be sufficient to satisfy the Cronos Charging Orders and/or any Austrian Judgment secured by Contrin against Mr. Palatin.

      Palatin Bankruptcy. On or about December 9, 2003, a creditor of Mr. Palatin initiated a bankruptcy proceeding against him in Austria. The bankruptcy filing has stayed Contrin’s prosecution of its civil action against Mr. Palatin. While the bankruptcy filing requires the Group to serve the bankruptcy trustee with notice of the Group’s Foreclosure Action in the UK, the Group does not believe that the bankruptcy will effect a stay of prosecution of the Foreclosure Action. The Group is working cooperatively with Contrin in an attempt to minimize the impact of the Palatin bankruptcy on the implementation of the settlement.

Item 4 —	Submission of Matters to a Vote of Security Holders

      Not Applicable

PART II

Item 5 — Market for the Company’s Common Equity and Related Stockholder Matters

      As of March 25, 2004, there were outstanding 7,260,080 common shares. They were held of record by approximately 481 holders.

      Prior to December 1995, there was no trading market for the Company’s common shares. Subsequent to the Company’s public offering, the common shares were quoted and traded over-the-counter on the Nasdaq National Market System under the symbol “CRNSF”. In March 1999, the Company announced that it would comply with the reporting requirements applicable generally to US public companies and would therefore trade under the symbol “CRNS”. There is no trading market for the common shares outside the United States. The table below shows the high and low reported closing prices for the common shares on the Nasdaq National Market System for the last two years for the quarterly periods indicated. Closing prices are market quotations and reflect inter-dealer prices, without retail mark up, mark down or commission and may not necessarily represent actual transactions.

	Price Range

	High	Low

Calendar Year 2002
First Quarter	$5.000	$3.600
Second Quarter	$4.240	$3.000
Third Quarter	$4.450	$3.803
Fourth Quarter	$4.010	$2.500
Calendar Year 2003
First Quarter	$4.000	$2.700
Second Quarter	$4.240	$2.700
Third Quarter	$4.660	$3.700
Fourth Quarter	$5.810	$3.991

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

      On December 10, 2002, the Board of Directors declared an interim dividend of 4 cents per common share. The Company paid 50% of this dividend in January 2003 and 50% in April 2003.

      In each of June and August 2003, the Company declared dividends of 2 cents per common share which were paid in July and October 2003, respectively. On November 4, 2003, a dividend of 4 cents per common share was approved, payable 2 cents per common share on January 8, 2004, for the fourth quarter of 2003 to shareholders of record as of the close of business on December 22, 2003, and 2 cents per common share on April 16, 2004, for the first quarter of 2004 to shareholders of record as of the close of business on March 25, 2004.

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

      The top US federal income tax rate for dividends received by an individual subject to US taxation was reduced by the Jobs and Growth Tax Relief Reconciliation Act of 2003 to 15%, the same rate applicable to capital gains. The reduced rate for dividends expires in 2009. The reduced rate applies to dividends received from a domestic corporation or a “qualified foreign corporation”. The Group currently qualifies as a “qualified foreign corporation” by reason of the fact that its outstanding common shares are traded on Nasdaq. The reduced dividend rate does not apply to dividends paid on common shares owned for less than 60 days in the 120-day period surrounding the ex-dividend date, or on common shares purchased with borrowed funds if the dividend was included in investment income in claiming an interest deduction.

          Equity Compensation Plan Information

      Information regarding the Group’s equity compensation plans, including both shareholder approved plans and non-shareholder approved plans, will be set forth in the section entitled “Compensation of Executive Officers and Directors” in the Group’s definitive Proxy Statement to be filed within 120 days after the Group’s fiscal year-end of December 31, 2003, which information is incorporated herein by reference.

      See Note 17 to the Consolidated Financial Statements for a description of the equity compensation plans.

Item 6 —	Selected Financial Data

      The following table sets forth consolidated financial information for the Group as of and for the periods noted. The balance sheet and statements of operations data have been derived from the Consolidated Financial Statements of the Company. The table should be read in conjunction with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the 2003 Consolidated Financial Statements and related notes thereto included elsewhere in this Annual Report.

	Years Ended December 31,

	2003(1)	2002	2001	2000	1999

		Restated(2)	Restated	Restated	Restated
			(3)(4)

	(in thousands, except per share data)
Statements of Operations Data:
Gross lease revenue	$117,501	$113,643	$120,345	$137,605	$132,140
Total revenues	126,263	119,323	131,688	147,206	140,485
Income before cumulative effect of change in accounting principle	4,190	2,309	3,401	3,605	338
Basic net income per share before cumulative effect of change in accounting principle	$0.57	$0.31	$0.43	$0.39	$0.04

Diluted net income per share before cumulative effect of change in accounting principle	$0.55	$0.31	$0.42	$0.39	$0.04

Shares used in:
- basic net income per share calculations	7,322	7,365	8,001	9,158	8,983
- diluted net income per share calculations	7,602	7,425	8,052	9,214	8,998
Cash dividends declared per common share	$0.08	$0.04	—	—	—
Balance Sheet Data (at end of period):
Cash and cash equivalents	$8,432	$5,626	$5,794	$7,947	$10,114
Total assets	238,037	236,303	251,402	258,774	275,990
Long-term debt and capital lease obligations	106,434	114,864	124,686	112,853	127,733
Total debt and capital lease obligations	119,205	128,950	138,385	132,350	145,723
Shareholders’ equity	62,033	59,082	57,104	60,147	57,375

(1)	In 2003, the Group recorded a tax benefit of $2.7 million following the transfer of assets to an affiliate resident in a different jurisdiction. Under the prevailing tax legislation, the Group was able to complete the transaction without generating a recapture of tax depreciation. As a result, the deferred tax associated with these assets was credited to income. In addition, the Group incurred $0.5 million of breakage costs in connection with the refinancing of the assets.

(2)	In 2002, the Group recorded a tax benefit of $2.5 million further to a settlement with an overseas tax authority.

(3)	During 2001, the Group recorded $2 million of accounting charges relating to the impairment of certain long-lived assets.

(4)	In 2001, the Group recorded $6 million in income from recovery of related party loans representing the partial recovery of interest and principal under two promissory notes between the Group and a former chairman.

          Restatement of Consolidated Financial Statements

      In December 2003, the Group adopted Interpretation No. 46 Revised (“FIN 46R”), “Consolidation of Variable Interest Entities”. FIN 46R clarifies the application of Accounting Research Bulletin No. 51 (“ARB 51”), to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. ARB 51 requires that an enterprise’s consolidated financial statements include subsidiaries in which the enterprise has a controlling financial interest. That requirement has usually been applied to subsidiaries in which an enterprise has a majority voting interest. The voting interest approach is not effective in identifying controlling financial interests in entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risk.

      FIN 46R explains how an enterprise identifies variable interest entities in order to assess its interests in variable interest entities and decide whether to consolidate that entity. The Group has applied FIN 46R to all entities it believes are subject to FIN 46R as of December 31, 2003, and has determined that it is the primary beneficiary of a variable interest entity. Accordingly, Cronos has applied FIN 46R by restating previously issued financial statements with a cumulative effect adjustment in the beginning of the first year restated.

      The Group holds a 0.1% share in the variable interest entity to which it sold $49.7 million of containers in a series of transactions in prior years. Cronos manages the containers in return for a management fee and holds an option to acquire 75% of the container owning company for one US dollar which can be exercised once certain conditions relating to the repayment of the indebtedness of the variable interest entity have been met.

      At December 31, 2003, the variable interest entity held cash balances of $1.1 million, restricted cash of $0.5 million, container assets of $26.2 million (stated at net book value), debt facilities of $24.6 million and $12.9 million of amounts payable to subsidiaries of the Company. The debt is scheduled to be repaid from the cash generated by the container assets. Such amounts are subordinate to the repayment of the variable interest entity debt.

      The following table sets forth the effect of the restatement adjustments.

	Years Ended December 31,

	2002	2001	2000	1999

	(in thousands, except per share data)
Statements of Operations Data:
Net income as previously reported	$3,058	$3,170	$5,216	$1,914
- adjustment for effect of change in accounting principle that is applied retroactively	(749)	231	(1,611)	(1,576)
Net income as restated	$2,309	$3,401	$3,605	$338
Basic net income per share as previously reported	$0.42	$0.40	$0.57	$0.21
- adjustment for effect of change in accounting principle that is applied retroactively	$(0.11)	$0.03	$(0.18)	$(0.17)
Basic net income per share as restated	$0.31	$0.43	$0.39	$0.04
Diluted net income per share as previously reported	$0.41	$0.39	$0.57	$0.21
- adjustment for effect of change in accounting principle that is applied retroactively	$(0.10)	$0.03	$(0.18)	$(0.17)
Diluted net income per share as restated	$0.31	$0.42	$0.39	$0.04
Balance Sheet Data (at end of period):
Cash and cash equivalents as previously reported	$4,626	$4,914	$6,601	$8,701
- adjustment for effect of change in accounting principle	1,000	880	1,346	1,413
Cash and cash equivalents as restated	$5,626	$5,794	$7,947	$10,114
Total assets as previously reported	$214,189	$225,819	$230,893	$231,867
- adjustment for effect of change in accounting principle	22,114	25,583	27,881	44,123
Total assets as restated	$236,303	$251,402	$258,774	$275,990
Total debt & capital lease obligations as previously reported	$100,997	$107,920	$99,379	$109,978
- adjustment for effect of change in accounting principle	27,953	30,465	32,971	35,745
Total debt & capital lease obligations as restated	$128,950	$138,385	$132,350	$145,723
Shareholders’ equity	$64,206	$61,479	$64,753	$60,370
- adjustment for effect of change in accounting principle	(5,124)	(4,375)	(4,606)	(2,995)
Shareholders’ equity as restated	$59,082	$57,104	$60,147	$57,375

Item 7 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion of the Group’s financial condition and results of operations should be read in conjunction with the 2003 Consolidated Financial Statements and the notes thereto and the other financial and statistical information appearing elsewhere in this annual report. The 2003 Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

      The segment information presented in Note 3 to the Group’s 2003 Consolidated Financial Statements relates to the containers of the Group’s fleet owned by the Group itself or by Managed Container Programs (comprising Container Equity Programs and Other Managed Container Programs). Owned Containers include containers held for resale.

      All containers, whether owned or managed, are operated as part of a single fleet. The Group has discretion over which ocean carriers, container manufacturers and suppliers of goods and services it deals with. Since the Group’s agreements with the owners of Managed Container Programs contain leases within the scope of SFAS No. 13 (“SFAS 13”) “Accounting for Leases”, they are accounted for in the Group’s financial statements as leases under which the container owners are lessors and the Group is lessee. In 2003, 88% of payments to owners of Managed Container Programs represented agreements which generally provided that the amounts payable to container owners were based upon the rentals to ocean carriers after deducting direct operating expenses and the income earned by Cronos for managing the equipment. The remaining 12% of payments to Managed Container Programs represented agreements under which there were fixed payment terms. Minimum lease payments on the agreements with fixed payment terms are included in Note 13 (c) to the Group’s 2003 Consolidated Financial Statements.

      Gross lease revenue is generated by leasing containers, both owned by the Group and by Managed Container Programs, to ocean carriers under operating leases, excluding billings in advance. These amounts are billed on a monthly basis. Amounts due under master leases are calculated by the Group at the end of each month and billed approximately 6 to 8 days thereafter. Amounts due under term leases are set forth in the respective lease agreements and are generally billed and payable on a monthly basis. Changes in gross lease revenue depend primarily upon fleet size, utilization rates and per diem rates.

      Equipment trading revenue and expenses represent revenue earned from the sale of equipment to third-parties and the costs of the equipment sold.

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

      Commissions, fees and other operating income includes acquisition fees relating to the Group’s Managed Container Programs, income from direct financing leases, fees earned in connection with equipment consultancy and design services, licence fee income earned in connection with the patented CPCs (see Item 1 — “Description of Business”), fees from the disposal of used containers in the Managed Container Programs and miscellaneous other fees and income. This item is affected by the size of managed programs and the contracted acquisition fee, the level of consultancy and design work undertaken, the quantity of CPCs acquired by third-parties, the number and value of direct financing leases and income from disposals of used containers. Although acquisition fees are generally received in cash at the inception of a Managed Container Program and are non-refundable, they are amortized in the statement of operations on a straight-line basis over the period of the managed container agreement to which they relate.

      Direct operating expenses are direct costs associated with leasing both owned and managed containers. Management analyzes direct operating expenses as a percentage of gross lease revenue. Direct operating expenses may be categorized as follows:

•	Activity-related expenses include agents costs and depot costs such as repairs, maintenance and handling.

•	Inventory-related expenses relate to off-hire containers and comprise storage and repositioning costs. These costs are sensitive to the quantity of off-hire containers as well as the frequency at which containers are re-delivered.

•	Legal and other expenses include legal costs, insurance and provisions for doubtful accounts.

      Payments to Managed Container Programs reflect the amounts due to the owners of containers in Managed Container Programs computed in accordance with the terms of the individual agreements.

      Selling, general and administrative expenses include all employee and office costs, professional fees, business insurance and computer systems costs.

      Segment profit or loss for reported segments, comprises items directly attributable to specific containers in each of the Group’s operating segments including gross lease revenue, direct operating expenses, payments to Managed Container Programs, direct financing lease income, container interest expense, container depreciation expense and certain impairment charges.

          Market Overview

      Industry observers report that global container trade grew by an estimated 8% in 2003. Following similar growth in 2002, container leasing companies have experienced high levels of demand for existing equipment and off-hire container inventories have declined as a result.

      The current market contrasts sharply with the market in 2001 when the shipping and container leasing industries experienced a sharp drop in demand. The fall in demand together with lower prices for new equipment produced strong downward pressure on lease rates.

      As a result of the market downturn in 2001, shipping lines and container leasing companies reduced their levels of investment in new container equipment in 2001 and in the first half of 2002. This had the effect of addressing, to some extent, the problems of container over-supply caused by higher levels of production in 1999 and 2000. In addition, since the downturn in 2001, some shipping lines opted to lease greater amounts of containers than in previous years by scaling back their level of investment in new container equipment, thereby generating increased demand for new production from the leasing companies. However, there are indications that shipping lines intend to increase their levels of container purchasing in 2004. This may have a negative impact on the demand for leased containers.

      In 2002 and 2003, the growth in the marketplace together with relatively low equipment and financing costs led to a strong upturn in the level of new container investment by leasing companies. Reports from container manufacturers and industry observers suggest that new container production in 2003 surpassed record levels set in earlier years. For 2004, the level of new container investment is forecast to equal or exceed 2003 levels. However, the cost of new container equipment has increased significantly in the first months of 2004 as a result of higher steel prices. These factors could potentially result in a change in the level of demand and may cause a reduction in the returns earned on the capital invested in new equipment.

      As the global economy continues to evolve, shipping lines are faced with rising container imbalances in most major trade routes, rising operating costs associated with repositioning empty containers into high demand locations, and freight rates, despite their recent increases, remain at levels lower than those achieved in previous years. Cronos believes that these conditions favor the larger more established shipping lines that have witnessed strong recoveries in their performance over the last few years. The Group will monitor the aging of lease receivables, collections and the credit status of existing and potential customers in order to detect any signs of a deterioration in their credit position.

      Global container trade is affected by a wide range of issues including the performance of the world’s major economies, the performance of global stock markets and geopolitical issues such as those that currently exist in the Middle East and Asia, all of which can potentially change the level of demand for leased containers.

          Funding

      One of the main reasons for the improvement in profitability in 2003 was the ability of the Group to add new equipment to both its owned and managed fleets. Cronos recognizes that its ability to secure funding from third-parties in order to expand its container fleet is crucial to its future growth and profitability

      Traditionally, Cronos has utilized funding from each of its operating segments to grow its container fleet. In more recent years, growth has been generated by the Owned Container segment through debt and capital leases and by the Container Equity Programs segment through the addition of equipment to the Joint Venture Program. Each of these sources provides a flexible financing structure with competitive pricing.

      Owned Containers: The primary debt and capital lease facilities include financial covenants that are tested on a quarterly basis relating to minimum tangible net worth, maximum level of total liabilities to tangible net worth, maximum level of debt and capital lease obligations to tangible net worth, interest expense coverage and debt service coverage. In 2003, the Group was in compliance with these covenants. Future compliance with the covenants will depend on the ability of the Group to report a minimum level of income before income taxes at the end of each calendar quarter (equal to 110% of interest expense for the preceding twelve month period), and to maintain the current portion of borrowings within financial covenant limits. The breach of a covenant constitutes an event of default.

      The primary source of debt funding available to the Group is its revolving credit facility (the “Revolving Credit Facility”) which the Group has utilized to fund the acquisition of new equipment and to refinance existing debt and capital lease obligation facilities. New equipment is funded 80% by debt and 20% by cash provided by the Group. During 2003, the Revolving Credit Facility was amended and the maximum commitment of the lenders thereunder increased from $50 million to $70 million. The amended agreement provides that the balance outstanding as of September 18, 2004, will be amortized over five years. At December 31, 2003, the balance outstanding under the Revolving Credit Facility was $61.4 million. The remaining debt will be utilized to purchase new equipment in the first half of 2004. The Revolving Credit Facility is subject to annual review and the ability of the Group to expand its owned container fleet may be constrained if increased funding is not approved on an annual basis or if the Group cannot provide the 20% cash required for new container acquisitions.

      Container Equity Programs: The Joint Venture Program has been a major source of funding for the Group since its inception in 2002. At December 2003, the Joint Venture Program had capacity for an additional $30 million of new equipment. Additional debt and equity funding is subject to annual review. Therefore, the future growth of the Joint Venture Program may be constrained if increased equity and debt funding is not approved on an annual basis or if the Group cannot provide the 10% cash required for its equity contribution. See further discussion in “Material Off-Balance Sheet Arrangements, Transactions and Obligations” herein.

      Other Managed Container Programs: Since 2001, this segment has not provided any significant funding due largely due to the severe downturn experienced in the marketplace that year. However, there are indications that the growth experienced in global container trade in recent years may attract new capital to this segment. See further discussion in “Material Off-Balance Sheet Arrangements, Transactions and Obligations” herein.

Review of Cronos Operations

     Container Fleet

	Cronos Fleet (in TEU thousands)
	at December 31,

	2003	2002	2001	2000	1999

Container Equity Programs	131.2	110.8	112.8	119.2	124.6
Other Managed Container Programs	163.3	180.2	187.1	184.0	168.2
Owned Containers	111.3	104.0	96.0	96.0	77.1

Total Fleet	405.8	395.0	395.9	399.2	369.9

      In 2003, the size of the total fleet grew by 3%. The Owned Container fleet grew by 7% as Cronos funded the acquisition of new equipment with its Revolving Credit Facility and capital leases. The size of the Container Equity Programs fleet increased by 18% reflecting the addition of new equipment to the Joint Venture Program. The Other Managed Container Programs fleet declined by 9% due to a lack of any significant new investment in this segment and the disposal of older equipment.

      During 2002, the size of the total fleet declined slightly. The Owned Container fleet increased by 8% as new container additions offset the sale of certain equipment to the Joint Venture Program. The Container Equity Programs fleet declined by 2% as the sale of older US Limited Partnership Program equipment more than offset the addition of new equipment by the Joint Venture Program which started in the third quarter. The Other Managed Container Programs fleet declined by 4%.

      The Group operates a diversified fleet of containers. Specialized containers, comprising refrigerated containers, tanks and dry freight specials, accounted for over 45% of the Cronos owned fleet (based on original equipment cost) at December 31, 2003. Due to their specialized nature, demand for certain of these containers is less likely to be affected by global economic downturns. The following table summarizes the composition of the total fleet at December 31, 2003, by operating segment based on original equipment cost.

	Container	Other Managed
	Equity	Container	Owned
	Programs	Programs	Containers

Dry Cargo	74%	83%	55%
Refrigerated	18%	6%	27%
Tank	7%	7%	5%
Dry freight specials:
CPCs	1%	—	8%
Rolltrailer	—	1%	4%
Other Dry Freight Specials	—	3%	1%

Total	100%	100%	100%

          Per Diem Rental Rates

      Between January 2001 and December 2002, the combined per diem rate for the Cronos fleet of dry cargo containers declined by approximately 25%. Dry cargo container per diem rates declined by a further 7% during 2003. This may be attributed to three main factors:

•	Per diem rental rates decreased in line with the reduction in container prices and interest rates.

•	Cronos converted lease agreements with several shipping lines from master to long-term leases. These conversions provide greater revenue stability but at lower lease rates than master leases.

•	Cronos initiated new term leases for older equipment, which, while resulting in lower per diem rates, significantly lowered inventory levels.

      The following factors are important when assessing the impact of a reduction in per diem rental rates:

•	The improvement in utilization that can result from lower per diem rates may have a significant favorable effect on direct operating expenses due to the reduction in storage and other inventory costs.

•	The global economic pressures that cause a reduction in lease rates may also contribute, to some extent, to a reduction in interest rates.

      Utilization

      Since the beginning of 2001, the improvement in market conditions and the implementation of several Cronos marketing initiatives resulted in a 57% reduction in off-hire dry container inventories resulting in a 16 percentage point increase in utilization.

      The following chart summarizes the combined utilization of the Cronos dry container fleet (based on approximate original equipment cost).

	2003	2002	2001

Utilization at December 31	89%	85%	73%
Average utilization during the year	86%	80%	72%

      In order to take advantage of market opportunities, Cronos repositions off-hire equipment from low demand to high demand locations as part of its overall leasing strategy. During 2003, the Group incurred $4.5 million for repositioning moves, primarily from US east coast and certain European locations to the Far East. The cost of repositioning containers is offset by savings in storage expense and increased future lease revenues. The Group has tightened the terms of its lease agreements with shipping lines to reduce the possibility of a similar build up of inventories in the future.

          Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Overview

      Cronos reported net income of $4.2 million in 2003 compared to $2.3 million in the prior year. The increase in profitability in 2003 can be attributed primarily to:

•	Growth in global container trade.

•	Increased availability of funding for investment in new container production and, in particular, the growth and profitability of the Joint Venture Program.

•	Lower costs of financing. However, interest expense for 2003 included $0.5 million of breakage costs which were incurred in connection with a refinancing transaction.

•	An increase in income earned for the management of equipment in Other Managed Container Programs due to the conversion of an agreement from a fixed to variable basis.

      During 2003, Cronos added $64.8 million of new container equipment to its fleet of which $44.5 million was acquired for the Joint Venture Program and $20.3 million was acquired for Owned Container operations. Dry cargo containers represented 63% of new container investment, refrigerated containers 11%, CPCs 15%, tanks 6%, with rolltrailers and other specials accounting for 5%. The majority of new dry cargo and refrigerated containers were placed on term lease. This reflects the strong demand from the ocean carriers for this type of lease together with a Cronos funding base designed to add more term leases which provide revenue stability and a low cost base.

Analysis & Discussion

      Gross lease revenue (“GLR”) of $117.5 million for the year ended December 31, 2003, was $3.9 million, or 3%, higher than for the prior year. Of the increase, $2.4 million was due to the combined effect of the change in utilization and per diem rates and $1.5 million was due to the increase in fleet size. GLR increased for almost all product types, with the exception of refrigerated containers where GLR declined by $0.5 million due to the disposal of older equipment at the end of its economic life.

      Direct operating expenses were $25.5 million in 2003, a decrease of $1.3 million, or 5%, compared to 2002. The primary reasons for the decline were:

•	A reduction of $2.2 million in inventory-related costs reflecting a $3 million decline in storage due to the reduction in off-hire container inventories, partially offset by an increase of $0.8 million in repositioning expense reflecting the cost of moving off-hire equipment from low demand to high demand locations.

•	A $0.8 million increase in the amount of legal and other costs as the provision for doubtful accounts was increased to reflect the deterioration in the credit position of a Far East based shipping line.

      Operating segment information (see Note 3 to the 2003 Consolidated Financial Statements).

		Other
	Container	Managed
	Equity	Container	Owned
(in thousands)	Programs	Programs	Containers	Total

Year ended December 31, 2003
- gross lease revenue	$35,188	$44,901	$37,412	$117,501
- direct operating expenses	(7,915)	(10,704)	(6,889)	(25,508)

- net lease revenue	27,273	34,197	30,523	91,993
- direct financing lease income	—	—	1,510	1,510
- payments to Managed Container Programs	(23,159)	(32,571)	—	(55,730)
- container depreciation	—	—	(17,282)	(17,282)
- container interest expense	—	—	(5,665)	(5,665)

Segment profit	$4,114	$1,626	$9,086	$14,826

      Container Equity Programs: segment profit increased to $4.1 million in 2003 from $3.6 million in 2002.

•	Net lease revenue for this segment increased by $5.5 million over the prior year. This is primarily due to the increase in GLR as the additional investment in equipment for the Joint Venture Program together with the improvement in fleet utilization more than offset the effect of the disposal of older US Limited Partnership Program equipment and lower dry per diem rates.

•	Payments to Container Equity Programs increased by $4.9 million, which is in line with the increase in net lease revenue for this segment.

      Other Managed Container Programs: segment profit increased to $1.6 million in 2003 from $0.4 million in 2002.

•	Net lease revenue increased by $0.6 million when compared to 2002. GLR for this segment declined as the effect of the disposal of older equipment more than offset the impact of improved utilization. However, this was more than offset by a $1.2 million reduction in direct operating expenses.

•	Payments to Other Managed Container Programs decreased as the payments attributable to the increase in net lease revenue were more than offset by a $1.3 million reduction in the payments to one owner of a Managed Container Program where the payment terms for a number of agreements changed from a fixed to a variable payment basis. Under the variable payment basis, the amount payable to the Managed Container Program is based on the rentals to the ocean carriers after deducting direct operating expenses and the income earned by Cronos for managing the equipment.

      Segment profit on Owned Containers increased by $2 million to $9.1 million in 2003.

•	GLR declined by $0.8 million due primarily to the sale of equipment to the Joint Venture Program in the second half of 2002 and in the first half of 2003.

•	Container depreciation of $17.3 million in 2003 declined by $1.1 million from 2002 as the increase in depreciation attributable to new container additions was more than offset by the disposal of refrigerated equipment at the end of its economic life and by the sale of equipment to the Joint Venture Program.

•	Container interest expense of $5.7 million in 2003, was $1.5 million, or 21%, lower than in 2002. The main changes in interest expense were attributable to:

-	A reduction of the total level of debt and capital lease obligations in 2003 when compared to 2002. This is primarily as a result of the reduction of $11.3 million of indebtedness in September 2002 related to the sale of $18.8 million of equipment to the Joint Venture Program.

-	Lower interest rates.

-	$0.5 million of breakage costs in December 2003 as a result of the refinancing of approximately $9 million of fixed rate debt.

      Equipment trading revenue of $5 million in 2003 represented transactions undertaken in which the Group used its relationships with equipment manufacturers to assist third-parties to design and acquire their own equipment and organize delivery to designated locations. Equipment trading expenses represented equipment and related costs for this activity. The Group earned $0.4 million from equipment trading activity during 2003, compared with $0.1 million in 2002.

      Commissions, fees and other operating income of $3.6 million in 2003 were $0.7 million, or 16%, lower than in 2002. The decrease was primarily due to:

•	A total reduction of $0.6 million in CPC licence fee income and consultancy and design fee income due to lower third-party demand for new CPC and other container acquisitions during 2003.

•	A reduction of $0.4 million in fees earned on the disposal of containers owned by Managed Container Programs. This was due in part to the fact that greater quantities of equipment had reached the end of their economic life and were therefore sold in earlier years and in part to the fact that the off-hire inventories, from which disposals may be made, declined in line with increased market demand for leased containers.

•	A reduction of $0.2 million in amortized acquisition fee income reflecting a maturing portfolio of Managed Container Programs.

•	A reduction of $0.2 million in income earned on the sublease of two properties as a result of office relocations in the US and in the UK.

•	An increase of $0.3 million in direct financing lease income reflecting the addition of a number of new direct financing leases.

•	An increase of $0.4 million in unrealized exchange gains recognized primarily on Euro direct financing lease receivables.

      Interest income of $0.1 million for the year ended December 31, 2003, was $0.2 million lower than in 2002. This is due to the global reduction in interest rates and the utilization of surplus cash balances to pay down revolving credit and overdraft balances.

      Amortization of intangible assets of $0.2 million was unchanged from 2002.

      Selling, general and administrative expenses were $15.8 million in 2003, an increase of $1.5 million, when compared to 2002. Of the total increase, $0.9 million can be attributed to the decline in the value of the US dollar against other major currencies. The balance of the increase was due to:

•	An increase of $0.5 million in manpower costs as a result of changes in salary levels in line with inflation and other pay awards.

•	A $0.2 million increase in the expense recognized for a stock appreciation rights plan reflecting a higher Group share price at December 2003 when compared to the prior year.

•	An increase of $0.2 million in legal costs for the Contrin and Palatin legal actions.

•	A reduction of $0.3 million in occupancy costs due to office relocations in the UK and the US.

      Income Taxes. Since 1996, the Group has been able to claim capital allowances (depreciation for tax purposes) on certain equipment purchased in that year and thereby defer taxation payments. In December 2003, as part of a refinancing transaction for the facility that had funded the acquisition of this equipment, the assets were sold to another Group company in a different jurisdiction. As discussed above, the Group incurred $0.5 million of breakage costs in connection with the refinancing transaction. In accordance with the governing UK taxation legislation, the Group was able to complete the transfer of the assets without generating a resulting tax repayment. As a result, the $2.7 million of deferred tax associated with these assets was credited to income. This was partially offset by tax charges of $1.2 million.

      Equity in earnings of affiliate was $1.5 million in 2003 compared to $0.3 million in the period September to December 2003. These earnings represent the recognition of the Cronos share of net income generated by the Joint Venture Program entity that was set up in September of 2002.

          Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Overview

      Cronos reported income before the cumulative effect of a change in accounting policy of $2.3 million in 2002 compared to $3.4 million in 2001. The results of both years included non operating items which had the effect of increasing the income before the cumulative effect of a change in accounting policy by $2.5 million and $3.7 million for the years ended December 31, 2002 and 2001, respectively.

      Excluding non-operating items, the reduction in the loss before the cumulative effect of a change in accounting policy can primarily be attributed to:

•	Growth in global container trade.

•	Increased profitability of Owned Containers due to the addition of new container equipment during 2002 and 2001.

•	Lower funding costs.

•	The inception of the Joint Venture Program.

However, the positive impact of these factors was partially offset by:

•	A reduction in the level of income earned from managing equipment owned by Managed Container Programs due in part to the disposal of equipment at the end of its economic life.

•	A reduction in CPC licence fee income.

Analysis & Discussion

      Gross lease revenue of $113.6 million for the year ended December 31, 2002, was $6.7 million, or 6%, lower than for the year ended December 31, 2001. Of this decline, $7.4 million was caused by the combined effect of the change in per diem rates and utilization partly offset by a $0.7 million increase that was attributable to a higher average fleet size during 2002.

      Direct operating expenses were $26.8 million in 2002, a decrease of $4.1 million, or 13%, compared to 2001. Reduced storage costs accounted for almost all of the decline and reflected lower inventory levels due to the increased demand for dry cargo containers during the year.

      Operating segment information (see Note 3 to the 2003 Consolidated Financial Statements).

		Other
	Container	Managed
	Equity	Container	Owned
(in thousands)	Programs	Programs	Containers	Total

Year ended December 31, 2002
- gross lease revenue	$29,925	$45,466	$38,252	$113,643
- direct operating expenses	(8,130)	(11,906)	(6,757)	(26,793)

- net lease revenue	21,795	33,560	31,495	86,850
- direct financing lease income	—	—	1,194	1,194
- payments to Managed Container Programs	(18,214)	(33,158)	—	(51,372)
- container depreciation	—	—	(18,407)	(18,407)
- container interest expense	—	—	(7,209)	(7,209)

Segment profit	$3,581	$402	$7,073	$11,056

      Container Equity Programs: segment profit declined by $1.5 million to $3.6 million in 2002.

•	Net lease revenue for this segment declined by $2.3 million over prior year. GLR declined by $3.8 million as the combined effect of the reduction in dry container per diem rates and the disposal of older US Limited Partnership Program equipment more than offset the effect of the increase in utilization. Direct operating expenses declined by $1.5 million in line with the reduction in off-hire container inventories.

•	Payments to Container Equity Programs decreased by $0.8 million reflecting the reduction in net lease revenue.

      Other Managed Container Programs: segment profit of $0.4 million in 2002 was $1 million lower than in 2001:

•	Net lease revenue decreased by $2.2 million when compared to 2001. GLR for this segment declined by $3.5 million as the combined effect of the reduction in per diem rates and a smaller fleet size, reflecting the disposal of older equipment, more than offset the impact of improved utilization. However, this was partly offset by a $1.3 million reduction in direct operating expenses.

•	Payments to Other Managed Container Programs decreased by $1.2 million in line with the change in net lease revenue for those agreements where the amount payable varies according to the level of net lease revenue earned.

      Segment Profit on Owned Containers increased by $6.6 million to $7.1 million in 2002.

•	Net lease revenue increased by $1.9 million due primarily to the acquisition of new equipment during 2002 and 2001.

•	Direct financing lease income increased by $0.9 million reflecting the addition of new direct financing lease equipment during 2002.

•	Container depreciation of $18.4 million in 2002 increased by $0.7 million over 2001.

•	Container interest expense declined by $2.6 million to $7.2 million in 2002, primarily due to the effect of lower interest rates.

•	Impairment losses: segment profit for 2001 included the effect of a $2 million impairment loss recognized on certain refrigerated equipment.

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

      Commissions, fees and other operating income of $4.3 million in 2002 were $1.1 million, or 21%, lower than in 2001. The decrease was primarily due to:

•	A reduction of $1 million in CPC licence fee income due to lower third-party demand for new CPC containers during 2002.

•	A reduction of $0.4 million in amortized acquisition fee income reflecting a maturing portfolio of Managed Container Programs.

•	A total reduction of $0.5 million on fees earned on the disposal of containers owned by Managed Container Programs, property rental and other income.

•	An increase of $0.8 million increase in income earned on direct financing leases.

      Interest income of $0.3 million for the year ended December 31, 2002 was unchanged when compared to the prior year. In both 2002 and 2001, the reduction in interest rates reduced the amount of interest income earned when compared to previous years.

      Non container depreciation for leasehold and computer assets was $0.6 million lower than in 2001. This was due to certain computer assets reaching the end of their useful life and the relocation of the UK office to new leasehold premises in the second quarter of 2002.

      Amortization of intangible assets declined by $0.4 million in 2002 due to the adoption of SFAS No. 142.

      Selling, general and administrative expenses were $14.3 million in 2002, an increase of $0.2 million, when compared to 2001. The increase was primarily due to:

•	An increase of manpower costs of $0.3 million.

•	Increased business insurance and other costs of $0.2 million.

•	A reduction of $0.3 million in information technology costs.

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

Liquidity and Capital Resources

      The Group uses cash from a number of sources in order to meet its operating and other cash flow commitments.

      Operating cash flow. The Group’s operating cash flow is derived from lease revenues generated by the Group’s container fleet, fee revenues from its Managed Container Programs and other parties and income earned on equipment trading transactions.

      Operating cash flow is utilized to meet costs relating to day-to-day fleet support, payments to Managed Container Programs, selling, general and administrative expenses, interest expense, servicing the current portion of long-term borrowings, financing a portion of certain debt funded equipment acquisitions and providing equity contributions to fund 10% of the capital requirements of the Joint Venture Program.

      Operating cash flow is largely dependent upon the timely collections of lease revenues from shipping lines. Based on loss experience for the last twelve years, bad debts have approximated 1% of lease revenues. The Group monitors the aging of lease receivables, collections and the credit status of existing and potential customers. There is a risk that some shipping lines may experience financial difficulty. Any resultant material increase in the level of bad debts could potentially impair the ability of the Group to meet its operating and other commitments.

      At December 31, 2003, the Group had $129.4 million of available container borrowing facilities under which $119.2 million was outstanding. In addition, the Group had $1.7 million of credit facilities under which there were no amounts outstanding. The credit facilities are available, if required, for operating cash flow purposes.

          Cash Flow Statements for the years ended December 31, 2003, 2002 and 2001

      Cash from Operating Activities. Net cash provided by operating activities during 2003, 2002 and 2001 was $22.7 million, $21.4 million and $21 million, respectively. The increase in net cash generated in 2003 was primarily due to cash flows generated by increased gross lease revenue, lower direct operating expenses and lower interest costs which were partly offset by increased payments to Managed Container Programs, reduced cash flows from commissions fees and other operating income and increased selling, general and administrative costs. The net cash generated in 2002 included $1.2 million of income tax repayments relating primarily to a settlement with a foreign taxation authority during the year. In addition, during 2002, the increase in cash generated by the decline in direct operating expense payments, lower financing costs and reduced payments to

Managed Container Programs were more than offset by the decline in cash flows resulting from the reduction in gross lease revenue and the decline in the level of commissions and fees generated. The net cash generated in 2001 reflected earnings from operations, as well as cash generated from the sale of new container equipment purchased for resale to a new Other Managed Container Program. This sale generated $8 million in proceeds of which $6.8 million was used to pay container manufacturers.

      Cash from Investing Activities. The Group uses cash from investing activities to acquire containers for its owned fleet, to purchase other assets related to the operation of its worldwide office network and to fund investment activities. Net cash used in 2003 investing activities was $9.8 million. Payments of $16.9 million for new container and other equipment and $2.6 million of equity contributions to the Joint Venture Program were partially offset by $9.6 million of proceeds from the sale of container equipment. This included $4.6 million of proceeds further to a sale to the Joint Venture Program. Net cash used in investing activities was $3.2 million in 2002. Proceeds from the sale of container equipment of $12.5 million included $9.8 million of equipment that was sold to the Joint Venture Program. In addition, the Group received a dividend of $1.4 million from the Joint Venture Program. These items were more than offset by total expenditure of $17.2 million on fixed assets and direct financing lease equipment. Net cash used in investing activities was $23.9 million in 2001, reflecting the acquisition of $22.4 million of container and other equipment and the investment of $6.5 million in direct financing leases. Net cash provided by investing activities during 2001 comprised proceeds generated from the sale of container equipment of $4.5 million and proceeds from the sale of investments of $0.5 million.

      Cash from Financing Activities. The Group uses cash from financing activities to fund capital acquisitions and the short-term purchases of new container equipment held for resale. Net cash used in financing activities was $10.1 million in 2003 as the Group utilized $35.6 million of revolving credit and term loan facilities to fund equipment acquisitions and to refinance $16.9 million of existing debt and capital lease obligations. This was partly offset by the repayment of $28 million of debt and capital lease obligations including a $4.6 million repayment after an equipment sale to the Joint Venture Program. In addition the Group made $0.6 million in dividend payments and repurchased $0.3 million of its common shares. Net cash used in financing activities was $18.3 million for 2002. Proceeds from the issuance of new term debt of $17.9 million were more than offset by the repayment of $36.2 million of debt and capital lease obligations, including $11.3 million that was repaid at the inception of the Joint Venture Program. Net cash provided by financing activities was $0.7 million for 2001. In July 2001, the Group entered into a $60 million revolving credit facility, under which Cronos refinanced $37.6 million of existing debt. The Group has borrowed an additional $24.5 million to finance new container production. In addition to the refinancing of existing debt, the Group repaid $24.8 million of debt and capital lease obligations during 2001.

          Capital Resources

          Capital Expenditures and Commitments

      The Group purchases new containers for its Owned Container operations and for resale to its Managed Container Programs and other parties. At December 31, 2003, the Group owed container manufacturers $17.3 million for equipment. The Group will fund $5.7 million of this equipment utilizing its available container funding facilities, $6 million will be paid by the Joint Venture Program, $3.7 million will be paid by Other Managed Container Programs and the remaining $1.9 million will be paid by third-parties under equipment services transactions.

      In addition, at December 31, 2003, the Group had commitments of $7.4 million to purchase container equipment in 2004. Of this, $3.4 million will be financed by the Group using available container funding facilities and $4 million will be paid by the Joint Venture Program.

      On April 1, 2003, the Group sold $4.6 million of containers to the Joint Venture Program and transferred an additional $1 million of containers as a capital contribution. The Group utilized the proceeds from the sale of containers to repay approximately $4.6 million of indebtedness outstanding under an existing revolving line of credit. The sale of the containers by the Group to the Joint Venture Program was at book value, which approximated fair value, and therefore did not result in a gain or loss.

      Capital expenditures for containers in 2003, 2002 and 2001 were $16.5 million, $15.5 million and $22.3 million respectively. Other capital expenditures in 2003, 2002 and 2001 were $0.3 million, $0.3 million and $0.1 million, respectively.

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

      On November 4, 2003, a dividend of 4 cents per common share was approved, payable 2 cents per common share on January 8, 2004, for the fourth quarter of 2003 to shareholders of record as of the close of business on December 22, 2003, and 2 cents per common share on April 16, 2004, for the first quarter of 2004 to shareholders of record as of the close of business on March 25, 2004.

      Cronos intends to use funding from each of its operating segments to finance future fleet growth.

      The Group believes that it has sufficient capital resources to support its operating and investing activities for the next twelve months.

          Material Off-Balance Sheet Arrangements, Transactions and Obligations

      Joint Venture Program. In September 2002, Cronos established the Joint Venture Program with a financial institution (the “Bank”). The Joint Venture Program is a $100 million container purchase program which was established to acquire and lease to third party lessees marine cargo containers through a joint venture 50% owned by a subsidiary of the Company and 50% owned by an affiliate of the Bank. The Group and the Bank have each committed approximately $10 million in equity to the Joint Venture Program and the Bank and another financial institution have committed a total of $80 million in debt financing. Therefore, the lenders provide up to 80% of the cost of acquiring the containers with Cronos and the Bank as the joint venture partners, each providing one-half of the equity to fund the balance of the capital requirements of the Joint Venture Program. The joint venture entity is a bankruptcy-remote, special purpose company organized under the laws of Bermuda and is accounted for under the equity method of accounting. The Group has determined that the Joint Venture Program is within the scope of FIN 46R, however it is not a variable interest entity. At December 31, 2003, the maximum exposure to losses for Cronos as a result of its involvement with the Joint Venture Program was $8.6 million, representing its investment in the Joint Venture Program.

      At December 31, 2003, the Joint Venture Program had fixed assets and direct financing leases with a book value of $68 million partly funded by debt of $54.8 million. In 2004, it is expected that the Joint Venture Program will acquire an additional $30 million of assets and this investment will require additional equity of approximately $3 million from each of the joint venture partners. A further discussion of the Group’s involvement and transactions with the Joint Venture Program is provided in Item 1 — “Description of Business” herein.

      US Limited Partnership Programs — General Partner. The Group acts as general partner for eight US Limited Partnership Programs. A further discussion of the Group’s involvement and transactions with the US Limited Partnership Programs is provided in Item 1 — “Description of Business” herein. The partnership agreement provides that the general partner will not be liable to the partnership or to the limited partners for any act or omission performed or omitted by it in good faith, but that it may be liable for misconduct or negligence. The general partner will be indemnified by the partnership for any liabilities suffered by it arising out of its activities as general partner, except in the case of misconduct or negligence. As a limited liability partnership, the limited partners may not be assessed for additional capital contributions and therefore it is possible that the general partner could be liable for any additional contributions required. A majority of the limited partners in a partnership can remove the general partner, thereby terminating the agreement with Cronos. The Group has determined that the US Limited Partnership Programs are variable interest entities as defined in FIN 46R, however the Group is not the primary beneficiary for any of the US Limited Partnership Programs.

      Loan Guarantee to a US Limited Partnership Program. During 2000, the Group provided a guarantee under a $5 million third-party loan note (the “Note”), with a 2006 maturity date, to one of the US Limited Partnership Programs. Under the terms of the guarantee, the Group may be liable for any principal and interest outstanding under the terms of the Note in the event of a default by this US Limited Partnership Program. At December 31, 2003, the maximum potential amount of future payments under the guarantee was $2.2 million and the fair value of the guarantee was $2.1 million.

      Fixed Operating Leases Obligations. Cronos, as lessee, has entered into fixed operating lease contracts for container equipment, computer equipment and office space. In 2003 the rental expense was $7.7 million of which the fixed operating lease rental expense for container equipment was $6.8 million. See “Contractual Obligations” herein and Note 13 (c) to the 2003 Consolidated Financial Statements for the minimum amount of future lease payments due under fixed operating and other lease contracts.

      Legal Settlement. On November 17, 2003, Cronos and Contrin entered into a Settlement Agreement, resolving litigation which had commenced in August 2000 (see “Legal Proceedings” and “Contractual Obligations” herein). Under the terms of the Settlement Agreement, Cronos has agreed to make certain future payments to Contrin.

      Agreements with Other Managed Container Programs — early termination options. At December 31, 2003, approximately 60% (based on original equipment cost) of the agreements with Other Managed Container Programs contain early termination options, whereby the container owner may terminate the agreement if certain performance thresholds are not achieved. At December 31, 2003, approximately 45% (based on original equipment cost) of the total agreements were eligible for early termination. Cronos believes that early termination of these agreements is unlikely.

      Agreements with Other Managed Container Programs — change of control provisions. At December 31, 2003, approximately 66% (based on original equipment cost) of agreements with Other Managed Container Programs provide that a change in ownership of the Group, without the prior consent of the container owner, may constitute an event of default under the agreement. In substantially all of these agreements, the consent of the container owners may not be unreasonably withheld. In the event that consent is not obtained, 38% of the total agreements may require the Group to transfer possession of the equipment to another equipment manager. Such transfer of possession may result in the Group incurring certain costs. The remaining 28% of total agreements may require the Group to purchase the equipment from the container owners pursuant to the terms of their respective agreements, generally a stipulated percentage (determined by age of the equipment) of the original cost of the equipment.

      A further discussion of the Group’s involvement and transactions with the Other Managed Container Programs is provided in Item 1 — “Description of Business” herein.

Contractual Obligations

      The following table sets forth the payments by period for Cronos contractual obligations. For a discussion of the Group’s commitments and contingencies, see Note 15, “Commitments and Contingencies”, to the Company’s 2003 Consolidated Financial Statements.

		Payments Due by Period

		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years

	(US dollar equivalent, in thousands)
Long-term debt obligations	$89,331	$6,501	$29,920	$38,654	$14,256
Capital lease obligations	$29,874	$6,270	$9,510	$7,548	$6,546
Fixed Operating lease obligations to Managed Container Programs	$42,715	$9,447	$14,170	$5,958	$13,140
Term lease rental obligations to Managed Container Programs	$51,382	$19,540	$22,874	$8,696	$272
Loan guarantees to US Limited Partnership Program	$2,102	$841	$841	$420	—
Container purchase obligations	$17,312	$17,312	—	—	—
Container purchase commitments	$7,397	$7,397	—	—	—
Legal settlement	$3,200	$250	$2,950	—	—

      Container purchase obligations. Cronos has outstanding obligations to pay container manufacturers for containers that were acquired by the Group in 2003.

      Container purchase commitments. The Group has contracted with container manufacturers for the production of new equipment in 2004.

      Term lease rental obligations to Managed Container Programs. This represents the amounts payable to Managed Container Programs from the minimum term lease rentals receivable in future years from ocean carriers (see Note 5 and Note 13 (c) to the 2003 Consolidated Financial Statements). No amount will be payable to the Managed Container Program if the ocean carrier fails to pay the future term lease rentals to the Group.

Critical Accounting Policies and Estimates

      Container equipment — depreciable lives. Container equipment is either depreciated over a life of 12 years to a residual value of 15%, or, over a life of 15 years to a residual value of 10%. Management evaluates the period of amortization and residual values to determine whether subsequent events and circumstances warrant revised estimates of useful lives and residual values.

      Container equipment — valuation. The Group reviews owned container equipment when changes in circumstances require consideration as to whether the carrying value of the equipment has become impaired, pursuant to guidance established in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Management considers assets to be impaired if the carrying value of the asset exceeds the future projected cash flows from related operations (undiscounted and without interest charges). When impairment is deemed to exist, the assets are written down to fair value or projected discounted cash flows from related operations. The Group evaluates future cash flows and potential impairment of its fleet by container type rather than for each individual container. Therefore, future losses could result for individual container disposals due to various factors including age, condition, suitability for continued leasing, as well as geographic location of the containers where disposed.

      Deferred Taxation. Under SFAS No. 109 (“SFAS 109”) “Accounting for Income Taxes”, the Group is required to record a valuation allowance if realization of a deferred tax asset is unlikely. Substantial weight must be given to recent historical results and near term projections, and management must assess the availability of tax planning strategies that might impact either the need for, or the amount of, any valuation allowance.

      Based on the recent history of operating losses in its US subsidiaries, the near term outlook and management’s evaluation of available tax planning strategies, the Group has maintained a 100% valuation allowance for its deferred tax asset related to net operating loss carryforwards in the US since 1998. As of December 31, 2003, the Group’s valuation allowance aggregated $3.5 million. In the event the Group were to determine that it would be able to realize its deferred tax asset, a reversal of part or all of the valuation allowance would be recorded.

      Allowance for doubtful accounts. Cronos continually tracks its credit exposure to each customer using specialist third-party credit information services and reports prepared by local staff to assess credit quality. Cronos’ credit committee meets quarterly to analyze the performance of existing customers and to recommend actions to be taken in order to minimize credit risks. Over the last 10 years, bad debts have approximated 1% of gross lease revenues. Based on this information, Cronos has calculated an allowance for doubtful accounts comprising specific amounts provided against known probable losses on certain customers plus an additional amount based on loss experience for other customers. However, the Group may be subject to unexpected loss in rental revenue from container lessees that default under their container lease agreements.

      Goodwill. On January 1, 2002, the Group adopted SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, which provides that intangible assets with finite useful lives be amortized over that life and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The annual impairment test uses cash flow discounting techniques to determine the fair value of respective reporting units. Management discounts the projected future net cash flows to be generated by the reporting units based on historic and projected trends for per diem revenues, utilization, container disposal proceeds and funding costs over the expected remaining life of the unit. Although the projected trends are based on historical and current available information, they require subjective management judgment for projections relating to utilization rates, per diem rates, the disposal age of the containers, equipment residual values, cash collections and interest rates.

      Gross lease revenue — Managed Container Programs. Cronos leases equipment to ocean carriers that is owned by its Managed Container Programs. Cronos acts as principal in the lease arrangement with shipping lines based on the characteristics of these transactions in which Cronos determines the ocean carrier to which the equipment is leased, sets the applicable lease rental rate, acts as primary obligor in the transaction and collects the lease rentals. Accordingly, Cronos reports the resulting lease income on a gross basis, rather than net of its lease costs to the Managed Container Programs.

      US Limited Partnership Programs — FIN 46R. The Group has determined that the US Limited Partnership Programs are variable interest entities as defined in FIN 46R. Cronos has performed an analysis of the expected losses and the expected residual returns of the US Limited Partnership Programs and determined that the Group is not the primary beneficiary. Although the assumptions used in the calculation of expected losses and expected residual returns are based on historical and current available information, they require subjective management judgment for projections relating to utilization rates, per diem rates, the disposal age of the containers, equipment residual values and cash collections.

New Accounting Pronouncements

      In December 2003, the Group adopted FIN 46R — Consolidation of Variable Interest Entities. FIN 46R clarifies the application of Accounting Research Bulletin No. 51 (“ARB 51”) to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. ARB 51 requires that an enterprise’s consolidated financial statements include subsidiaries in which the enterprise has a controlling financial interest. That requirement has usually been applied to subsidiaries in which an enterprise has a majority voting interest. The voting interest approach is not effective in identifying controlling financial interests in entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risk.

      FIN 46R explains how an enterprise identifies variable interest entities in order to assess its interests in variable interest entities and decide whether to consolidate that entity. The Group has applied FIN 46R to all entities it believes are subject to FIN 46R as of December 31, 2003, and has determined that it is the primary beneficiary of a variable interest entity. Accordingly, Cronos has applied FIN 46R by restating previously issued financial statements with a cumulative effect adjustment in the beginning of the first year restated.

      The Group holds a 0.1% share in the variable interest entity to which it sold $49.7 million of containers in a series of transactions in prior years. Cronos manages the containers in return for a management fee and holds an option to acquire 75% of the container owning company which can be exercised once certain conditions relating to the repayment of the indebtedness of the variable interest entity have been met.

      At December 31, 2003, the variable interest entity held cash balances of $1.1 million, restricted cash of $0.5 million, container assets of $26.2 million (stated at net book value) and debt facilities of $24.6 million. The debt is scheduled to be repaid from the cash generated by the container assets. At December 31, 2003, Cronos subsidiaries held total amounts receivable from the variable interest entity of $9.5 million. Such amounts are subordinate to the repayment of the variable interest entity debt.

      SFAS No. 132 (Revised 2003), (“SFAS 132R”) requires an entity to make additional disclosures about pensions and other postretirement benefits. These disclosures include information describing the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows and components of net periodic benefit cost. SFAS 132R is effective, with certain exceptions, for plans beginning with fiscal years ending after December 15, 2003. SFAS 132R is effective for interim reporting period disclosures beginning after December 15, 2003 and after the provisions of this statement are adopted. Cronos does not provide pensions or other postretirement benefits, and therefore this standard will have no impact on its consolidated financial statements.

      In April 2003, the Financial Accounting Standards Board issued SFAS No. 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This statement amends and clarifies reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities, and is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 does not have a material impact on the consolidated financial statements of the Group.

      In May 2003, the Financial Accounting Standards Board issued SFAS No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS 150 modifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. It requires that those instruments be classified as liabilities in statements of financial position.

      SFAS 150 affects an issuer’s accounting for three types of freestanding financial instruments, namely:

-	mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets.

-	instruments, other than outstanding shares, that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. These instruments include put options and forward purchase contracts.

-	obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuer’s shares.

      SFAS 150 does not apply to features embedded in financial instruments that are not derivatives in their entirety.

      In addition to its requirements for the classification and measurement of financial instruments within its scope, SFAS 150 also requires disclosures about alternative ways of settling those instruments and the capital structure of entities, all of whose shares are mandatorily redeemable.

      SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of SFAS 150 required the cumulative effect of a change in an accounting principle to be reported for financial instruments created before the issuance date of SFAS 150 and still existing at the beginning of the interim period of adoption. Restatement was not permitted.

      The adoption of SFAS 150 does not have a material impact on the consolidated financial statements of the Group.

Inflation

      Management believes that inflation has not had a material adverse effect on the Group’s results of operations.

Item 7A —	Quantitative and Qualitative Disclosures about Market Risk

      The following table sets forth principal cash flows and related weighted average interest rates by expected maturity dates for debt and capital lease obligations at December 31, 2003:

		Expected Maturity Date of Debt and Capital Lease Obligations

							2009 and
	Total	2004	2005	2006	2007	2008	thereafter

	(US dollar equivalent, in thousands)
Long-term debt and capital lease obligations:
Variable rate US dollar facilities	$118,176	$12,490	$17,956	$20,838	$24,439	$21,651	$20,802
Average interest rate %		3.2	2.7	2.7	2.7	2.7	2.7
Variable rate EURO facilities	$966	$218	$278	$358	$112	—	—
Average interest rate %		3.6	3.6	3.6	3.6	—	—
Fixed rate US dollar facilities	$63	$63	—	—	—	—	—
Average interest rate %		8.3	—	—	—	—	—

      Interest rate risk: Outstanding borrowings are subject to interest rate risk. At December 31, 2003, over 99% of total borrowings had floating interest rates. The Group conducted an analysis of borrowings with variable interest rates to determine their sensitivity to interest rate changes. In this analysis, the same change was applied to the current balance outstanding, leaving all other factors constant. It was found that if a 10% increase were applied to market rates, the expected effect would be to reduce annual cash flows by $0.3 million.

      Exchange rate risk: In 2003, over 95% of the Group’s revenues were billed and paid in US dollars. The Group believes that the proportion of US dollar revenues may decrease in future years, reflecting a more diversified customer base and lease portfolio. Approximately 80% of costs in 2003 were incurred and paid in US dollars. Of the remaining costs, approximately 72% are individually small, unpredictable and were incurred in various denominations. Thus, such amounts are not suitable for cost-effective hedging.

      As exchange rates are outside of the control of the Group, there can be no assurance that such fluctuations will not adversely affect its results of operations and financial condition. By reference to 2003, it is estimated that for every 10% incremental decline in value of the US dollar against various foreign currencies, the effect would be to reduce cash flows by $0.9 million in any given year.

      The table below provides information about the Group’s derivative financial instruments, direct financing leases and sales transactions by functional currency and presents such information in US dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency forward exchange agreements, Euro (EUR) denominated debt obligations, Euro denominated direct financing leases and Euro denominated sales transactions. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For direct financing leases the table presents net lease receivable cash flows by expected maturity dates. For Euro sales transactions, sales amounts are presented by the expected transaction date. For foreign currency forward exchange agreements, the table presents the notional amounts and weighted average exchange rates by expected (contractual) maturity dates. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract.

	Expected Maturity Date

						2009 and		Fair
	2004	2005	2006	2007	2008	thereafter	Total	Value

	(US dollar equivalent, in thousands)
Direct financing leases (EUR):
- net lease receivables	$636	$781	$1,002	$148	$92	—	$2,569	$2,569
Capital lease obligations (EUR):
variable rate (EUR)	$218	$278	$358	$112	—	—	$966	$966
average interest rate %	3.6	3.6	3.6	3.6			3.6
Sales contract (EUR):	$2,563	—	—	—	—	—	$2,563	$2,553
Forward exchange contracts:
(pay EUR/ receive USD) contract amount	$2,106	—	—	—	—	—	$2,106	$2,092
average contract exchange rate	1.03	—	—	—	—	—	1.03

Item 8 —	Financial Statements and Supplementary Data

      Independent Auditors’ Report

The financial statements listed in this Item 8 are set forth herein beginning on page F1:

      Consolidated Balance Sheets — At December 31, 2003 and 2002

      Consolidated Statements of Income for the Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2003, 2002 and 2001

      Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001

      Notes to Consolidated Financial Statements

Item 9 —	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

      None

Item 9A —	Controls and Procedures

      The principal executive and principal financial officers of the Company have evaluated the disclosure controls and procedures of the Group as of the end of the period covered by this report. As used herein, the term “disclosure controls and procedures” has the meaning given to the term by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), and includes the controls and other procedures of the Group that are designed to ensure that information required to be disclosed by the Company in the reports that it files with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon their evaluation, the principal executive and financial officers of the Company have concluded that the Group’s disclosure controls and procedures were effective such that the information required to be disclosed by the Company in this report is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms applicable to the preparation of this report and is accumulated and communicated to management of the Group, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

      There have been no significant changes in the Group’s internal controls or in other factors that could significantly affect the Group’s internal controls subsequent to the evaluation described above conducted by the Company’s principal executive and financial officers.

PART III

Item 10 —	Directors and Executive Officers of the Group.

      Information concerning the directors of the Group, including those standing for re-election, will be set forth under the proposal entitled “Election of Directors” in the Group’s definitive Proxy Statement (the “Proxy Statement”) to be filed with the Commission no later than 120 days after the Company’s fiscal year covered by this annual report, which information is incorporated herein by reference.

      The names of the executive officers of the Group, and their ages, titles, and biographies as of the date hereof, are set forth below:

      Dennis J. Tietz; age 51; Chairman and Chief Executive Officer

      Mr. Tietz was appointed Chief Executive Officer of the Company in December 1998, and Chairman of the Board of Directors in March 1999. From 1986 until his election as Chief Executive Officer of the Company, Mr. Tietz was responsible for the organization and marketing of investment programs managed by Cronos Capital Corp. (“CCC”) (formerly called Intermodal Equipment Associates), an indirect subsidiary of the Company. From 1981 to 1986, Mr. Tietz supervised container lease operations in both the United States and Europe. Prior to joining CCC in 1981, Mr. Tietz was employed by Trans Ocean Leasing Corporation, San Francisco, California, a container leasing company, as regional manager based in Houston, with responsibility for leasing and operational activities in the US Gulf.

      Mr. Tietz holds a B.S. degree in Business Administration from San Jose State University. Mr. Tietz is a licensed principal with the National Association of Securities Dealers. Mr. Tietz served as Chairman of the International Institute of Container Lessors for its 2001 fiscal year, and currently sits on the Executive Committee of the Institute’s Board of Directors.

      Peter J. Younger; age 47; Chief Operating and Financial Officer

      Mr. Younger was elected to the Board of Directors of the Company at the 1999 annual meeting of shareholders. Mr. Younger was appointed as Chief Operating Officer of the Company in August 2000, as Executive Vice President in April 1999, and as Chief Financial Officer in March 1997. From 1991 to 1997, Mr. Younger served as Vice President of Finance of Cronos. From 1987 to 1991, Mr. Younger served as Vice President and Controller of CCC in San Francisco. Prior to 1987, Mr. Younger was a certified public accountant and a principal with the accounting firm of Johnson, Glaze and Co. in Salem, Oregon.

      Mr. Younger holds a B.S. degree in Business Administration from Western Baptist College, Salem, Oregon.

      John M. Foy; age 58; Senior Vice President

      Mr. Foy is directly responsible for Cronos’ lease marketing operations in North America, Central America, and South America, and is based in San Francisco. From 1985 to 1993, Mr. Foy was Vice President/ Pacific of Cronos with responsibility for dry cargo container lease marketing and operations in the Pacific Basin. From 1977 to 1985, Mr. Foy was Vice President of Marketing for Nautilus Leasing Services in San Francisco with responsibility for worldwide leasing activities. From 1974 to 1977, Mr. Foy was Regional Manager for Flexi-Van Leasing, a container lessor, with responsibility for container leasing activities in the Western United States.

      Mr. Foy holds a B.A. degree in Political Science from University of the Pacific and Bachelor of Foreign Trade from Thunderbird Graduate School of International Management.

      Nico Sciacovelli; age 54; Senior Vice President

      Mr. Sciacovelli was elected Senior Vice President/ Europe, Middle East, and Africa of Cronos in June 1997. Mr. Sciacovelli is directly responsible for the Group’s lease marketing and operations in Europe, the Middle East, and Africa, and is based in Italy. Since joining Cronos in 1983, Mr. Sciacovelli has served as Area Director and Area Manager for Southern Europe. Prior to joining Cronos, Mr. Sciacovelli was a sales manager with Interpool, Inc., a container and chassis lessor.

      John C. Kirby; age 50; Senior Vice President

      Mr. Kirby is responsible for container purchasing, contract and billing administration, container repairs and leasing-related systems, and is based in the United Kingdom. Mr. Kirby joined CCC in 1985 as European Technical Manager and advanced to Director of European Operations in 1986, a position he held with CCC, and later CCL, until his promotion to Vice President/ Operations of Cronos in 1992. In June 1997, Mr. Kirby was promoted to the position of Senior Vice President/ Operations. From 1982 to 1985, Mr. Kirby was employed by CLOU Containers, a container leasing company, as Technical Manager, based in Hamburg, Germany. Mr. Kirby holds a professional engineering qualification from the Mid-Essex Technical College in England.

          Section 16(a) Beneficial Ownership Reporting Compliance.

      Information regarding Section 16 (a) beneficial ownership reporting compliance will be set forth under “Security Ownership of Certain Beneficial Owners and Management — Section 16 (a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, which information is incorporated herein by reference.

          Code of Ethics.

      The Group has adopted a Code of Ethics for its directors, officers (including the Company’s principal executive and principal financial officers), and employees. The Code of Ethics is available at the Company’s website at www.cronos.com. Shareholders may request a free copy of the Code of Ethics from:

The Cronos Group c/o Cronos Capital Corp. One Front Street, Suite 925 San Francisco, California, 94111 Attention: Investor Relations

Item 11 —	Executive Compensation.

      Information regarding the Group’s compensation of its directors and named executive officers is set forth under “Compensation of Executive Officers and Directors” in the Proxy Statement, which information is incorporated herein by reference.

Item 12 —	Security Ownership of Certain Beneficial Owners and Management.

      Information regarding security ownership of certain beneficial owners, directors, and executive officers is set forth under “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement, which information is incorporated herein by reference.

      Information concerning the Group’s equity compensation plans, including both shareholder approved and non-shareholder approved plans, is set forth under “Compensation of Executive Officers and Directors” in the Proxy Statement, which information is incorporated herein by reference.

Item 13 —	Certain Relationships and Related Transactions.

      Information concerning certain relationships and related transactions is set forth under “Compensation of Executive Officers and Directors” in the Proxy Statement, which information is incorporated herein by reference.

Item 14 —	Principal Accountant Fees and Services.

      Information concerning principal accountant fees and services is set forth under the proposal entitled “Appointment of Deloitte & Touche S.A. as Independent Auditors” in the Proxy Statement, which information is incorporated herein by reference.

      The Company intends to file its definitive Proxy Statement with the Commission no later than 120 days after the end of the Group’s fiscal year (December 31, 2003). In the event that the Company does not file its definitive Proxy Statement with the Commission on or before 120 days after the fiscal year covered by this annual report, then the Company shall provide the information required by Part III in an amendment to this annual report, filed not later than the end of the 120-day period.

PART IV

Item 15 —	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) Financial Statements

      Independent Auditors’ Report

Consolidated Balance Sheets — At December 31, 2003 and 2002

Consolidated Statements of Income for the Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001

      Notes to Consolidated Financial Statements

(a) (2) Financial Statement Schedules

The financial statements of CF Leasing Limited have been filed in accordance with Regulation S-X as a 50% entity accounted for by the equity method by the Group.

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

Number	Exhibit Description

2.1	Purchase Agreement by and between Cronos Equipment (Bermuda) Limited (“CEB”) and CF Leasing Limited, dated as of September 18, 2002 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated September 18, 2002).
3.1	Co-ordinated Articles of Incorporation (incorporated by reference to Exhibit 1.1 to the Company’s Annual Report on Form 20-F for the year ended December 31, 1997 (File No. 0-24464)).
3.2	Policies and procedures with respect to the indemnification of directors and officers of the Company, as adopted by the Board of Directors on August 4, 1999 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-3, dated November 24, 1999).
10.1	Guarantee, dated as of July 19, 2001, by and between the Group and Fortis Bank N.V., as agent and on behalf of itself (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
10.2	Amendment No. 1 to the Guarantee, dated as of July 19, 2001, by and between the Group and Fortis Bank N.V., as agent and on behalf of itself (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10.3	Loan Agreement, dated as of July 19, 2001, by and between Cronos Finance (Bermuda) Limited (“CFBL”) as issuer, and Fortis Bank (Nederland) N.V. (“Fortis”) as agent on behalf of the noteholder, and itself, as the initial noteholder (incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
10.4	Amendment No. 1 to the Amended and Restated Loan Agreement dated as of August 6, 2001, by and between CFBL and Fortis (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

Number	Exhibit Description

10.5	Amendment No. 2 to the Amended and Restated Loan Agreement dated as of November 20, 2001, by and between CFBL and Fortis (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.6	Amendment No. 3, dated as of September 18, 2002, to the Amended and Restated Loan Agreement, dated as of July 19, 2001, by and between CFBL and Fortis, (incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K, dated September 18, 2002).
10.7	Amendment No. 4, dated as of March 7, 2003, to the Amended and Restated Loan Agreement, dated as of July 19, 2001, by and between CFBL and Fortis, (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).
10.8	Amendment No. 5, dated as of September 23, 2003, to the Amended and Restated Loan Agreement, dated as of July 19, 2001, by and between CFBL and Fortis (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10.9	Management Agreement by and between CF Leasing Limited and Cronos Containers (Cayman) Limited, dated as of September 18, 2002 (incorporated by reference Exhibit 10.23 to the Company’s Current Report on Form 8-K, dated September 18, 2002).
10.10	Amendment No. 1, dated as of March 7, 2003 to the Management Agreement, dated as of September 18, 2002, by and between the CF Leasing Limited and Cronos Containers (Cayman) Limited, (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).
10.11	Amendment No. 2, dated as of October 15, 2003 to the Management Agreement, dated as of September 18, 2002, by and between the CF Leasing Limited and Cronos Containers (Cayman) Limited Fortis (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10.12	Collateral Agreement dated as of November 16, 2001, by and between CEB, CFBL and Fortis (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.13	Amendment No. 1 to the Collateral Agreement dated as of November 16, 2001, by and between CEB, CFBL and Fortis (incorporated by reference to Exhibit 10.3 to Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10.14	Grant of Security Interest (Patents) dated as of November 19, 2001, by and between CEB, CFBL and Fortis (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
Executive Compensation Plans and Arrangements
10.15	Stock Appreciation Rights Agreement by and between the Company and Peter J. Younger, dated as of October 13, 1999 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-3, dated November 24, 1999).
10.16	1999 Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, dated February 25, 2000).
10.17	Employment Agreement by and between Cronos Containers Inc. and John Foy, dated April 1, 1999, as amended on December 1, 1999 (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the period ended December 31, 1999).
10.18	Amendment, dated November 4, 2003, to the Employment Agreement between Cronos Containers Inc. and John Foy, dated April 1, 1999, as amended on December 1, 1999, December 1, 2000, December 1, 2001, October 15, 2002 and November 5, 2002.
10.19	Service Agreement by and between Cronos Containers Limited and John Kirby, dated February 29, 2000 (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2002).

Number	Exhibit Description

10.20	Amendment, dated November 4, 2003, to the Service Agreement by and between Cronos Containers Limited and John Kirby, dated February 29, 2000.
10.21	Employment Agreement by and between Cronos Containers S.R.L. and Nico Sciacovelli, dated December 1, 1999 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2000).
10.22	Amendment, dated November 4, 2003, to the Employment Agreement between Cronos Containers S.R.L. and Nico Sciacovelli, dated December 1, 1999, as amended December 1, 2000, December 18, 2001 and November 5, 2002.
10.23	Amendment to the 1999 Stock Option Plan, dated June 1, 2001 (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2001).
10.24	Amended and Restated Employment Agreement between Cronos and Dennis J. Tietz, dated November 8, 2001 (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2001).
10.25	Amended and Restated Employment Agreement between Cronos and Peter J. Younger, dated December 1, 2001 (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2001).
10.26	Amended and Restated Employment Agreement between Cronos and Peter J. Younger, dated October 1, 2003.
10.27	Amended and Restated Indemnification Agreement between Cronos and Charles Tharp, dated November 6, 2002 (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002).
10.28	Amended and Restated Indemnification Agreement between Cronos and Maurice Taylor, dated November 6, 2002 (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002).
10.29	Amended and Restated Indemnification Agreement between Cronos and Dennis J. Tietz, dated November 6, 2002 (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002).
10.30	Amended and Restated Indemnification Agreement between Cronos and Peter J. Younger, dated November 6, 2002 (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002).
10.31	Indemnification Agreement between Cronos and S. Nicholas Walker, dated November 6, 2002 (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002).
10.32	Indemnification Agreement between Cronos and Robert M. Melzer, dated November 6, 2002 (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002).
10.33	Indemnification Agreement between Cronos Containers Limited and John C. Kirby, dated November 22, 2002 (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002).
10.34	Indemnification Agreement between Cronos Containers Inc. and John M. Foy, dated November 1, 2002 (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002).
10.35	Indemnification Agreement between Cronos Containers S.R.L. and Nico Sciacovelli, dated November 22, 2002 (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002).
10.36	Stock Option Agreement between Cronos and Charles Tharp, dated January 10, 2003 (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002).

Number	Exhibit Description

10.37	Stock Option Agreement between Cronos and Maurice Taylor, dated January 10, 2003 (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002).
10.38	Stock Option Agreement between Cronos and S. Nicholas Walker, dated January 10, 2003 (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002).
10.39	Stock Option Agreement between Cronos and Robert M. Melzer, dated January 10, 2003 (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002).
Other Exhibits
21.1	List of principal wholly-owned subsidiaries at December 31, 2003.
23.1	Consent of Independent Auditors dated March 26, 2004.
31.1	Rule 13a-14 Certification.
31.2	Rule 13a-14 Certification.
32.1	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8K

On November 26, 2003, a Current Report on Form 8-K was filed by the Company announcing the settlement of litigation between the Company and Contrin.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date: March 26, 2004

THE CRONOS GROUP

By:	/s/ DENNIS J. TIETZ

Dennis J. Tietz
Chairman of the Board and
Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By /s/ DENNIS J. TIETZ Dennis J. Tietz	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 26, 2004
By /s/ PETER J. YOUNGER Peter J. Younger	Director, Chief Operating Officer, Chief Financial Officer, and Chief Accounting Officer (Principal Financial and Accounting Officer)	March 26, 2004
By /s/ MAURICE TAYLOR Maurice Taylor	Director	March 26, 2004
By /s/ CHARLES THARP Charles Tharp	Director	March 26, 2004
By /s/ STEPHEN NICHOLAS WALKER Stephen Nicholas Walker	Director	March 26, 2004
By /s/ ROBERT M. MELZER Robert M. Melzer	Director	March 26, 2004

FINANCIAL STATEMENTS — Item 15(a)(1) and (a)(2)

THE CRONOS GROUP

Consolidated financial statements as of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001
and Independent Auditors’ Report

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of The Cronos Group

      We have audited the accompanying consolidated balance sheets of The Cronos Group and subsidiaries (collectively the “Group”) as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Group’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Group as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 2 to the consolidated financial statements, in 2003 the Group changed its method of accounting for consolidation to conform to Financial Accounting Standards Board Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, and restated the 2002 and 2001 consolidated financial statements for the change. In 2002 the Group changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ Deloitte & Touche LLP

Reading, United Kingdom
March 26, 2004

THE CRONOS GROUP

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31, 2003, 2002 and 2001
(US dollar amounts in thousands, except per share amounts)

	2003	2002	2001

		Restated	Restated
Gross lease revenue	$117,501	$113,643	$120,345
Equipment trading revenue	4,991	1,045	5,279
Commissions, fees and other operating income:
- Container Equity Programs	1,116	1,240	1,334
- Unrelated parties	2,525	3,071	4,105
Interest income	130	324	324
Realized holding gain on sale of investment	—	—	301

Total revenues	126,263	119,323	131,688

Direct operating expenses	25,508	26,793	30,857
Payments to Managed Container Programs:
- Container Equity Programs	23,159	18,214	19,033
- Other Managed Container Programs	32,571	33,158	34,399
Equipment trading expenses	4,600	969	4,942
Amortization of intangible assets	188	188	560
Depreciation	17,495	18,537	18,499
Selling, general and administrative expenses	15,791	14,285	14,109
Interest expense	5,754	7,334	9,810
Income from recovery of related party loans	—	—	(6,000)
Impairment losses	—	—	2,000

Total expenses	125,066	119,478	128,209

Income (loss) before income taxes, equity in earnings of affiliate and cumulative effect of change in accounting principle	1,197	(155)	3,479
Income taxes benefit (provision)	1,494	2,158	(78)
Equity in earnings of unconsolidated affiliate	1,499	306	—

Income before cumulative effect of change in accounting principle	4,190	2,309	3,401
Cumulative effect of change in accounting principle, net of tax	—	—	(4,606)

Net income (loss)	4,190	2,309	(1,205)
Other comprehensive income (loss):
- unrealized holding loss arising during the year on available for sale securities	—	—	(150)
- reclassification adjustment	—	—	(294)
- change in fair value of forward exchange contracts	(325)	—
- change in fair value of derivatives held by affiliate	(81)	—	—

Comprehensive income (loss)	$3,784	$2,309	$(1,649)

Basic net income (loss) per common share	$0.57	$0.31	$(0.15)

Diluted net income (loss) per common share	$0.55	$0.31	$(0.15)

The accompanying notes are an integral part of these consolidated financial statements.

THE CRONOS GROUP

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002
(US dollar amounts in thousands, except per share amounts)

	2003	2002

		Restated
Assets
Cash and cash equivalents	$8,432	$5,626
Restricted cash	1,033	993
Amounts due from lessees, net	22,766	22,580
Amounts receivable from Managed Container Programs, including amounts due from related parties of $3,377 and $3,400, respectively	3,399	3,609
New container equipment for resale	10,816	2,570
Net investment in direct financing leases, including amounts due within twelve months of $2,164 and $1,885, respectively	8,376	7,912
Investment in unconsolidated affiliate	8,570	3,603
Container equipment, net of accumulated depreciation of $115,466 and $110,267, respectively	155,504	166,598
Other equipment, net of accumulated depreciation of $10,162 and $10,354, respectively	604	513
Goodwill, net	11,038	11,038
Other intangible assets, net	721	909
Other assets	6,778	10,352

Total assets	$238,037	$236,303

The accompanying notes are an integral part of these consolidated financial statements.

THE CRONOS GROUP

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002
(US dollar amounts in thousands, except per share amounts)

	2003	2002

		Restated
Liabilities and shareholders’ equity
Amounts payable to Managed Container Programs, including amounts payable to related parties of $9,341 and $8,243, respectively	$17,643	$17,618
Amounts payable to container manufacturers	17,312	8,590
Direct operating expense payables and accruals	5,269	5,071
Other amounts payable and accrued expenses	8,489	6,255
Debt and capital lease obligations, including amounts due within twelve months of $12,771 and $14,086, respectively	119,205	128,950
Income taxes	267	565
Deferred income taxes	2,714	4,971
Deferred income and deferred acquisition fees	5,105	5,201

Total liabilities	176,004	177,221

Shareholders’ equity
Common shares, par value $2 per share (25,000,000 shares authorized; 7,372,080 shares issued and outstanding)	14,744	14,744
Additional paid-in capital	46,552	47,125
Common shares held in treasury (2003: 112,000, 2002: 12,000)	(297)	(37)
Accumulated other comprehensive income	(406)	—
Restricted retained earnings	1,832	1,832
Accumulated deficit	(392)	(4,582)

Total shareholders’ equity	62,033	59,082

Total liabilities and shareholders’ equity	$238,037	$236,303

The accompanying notes are an integral part of these consolidated financial statements.

THE CRONOS GROUP

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2003, 2002 and 2001
(US dollar amounts in thousands, except per share amounts)

	2003	2002	2001

		Restated	Restated
Cash flows from operating activities
Net income (loss)	$4,190	$2,309	$(1,205)
Adjustments to reconcile net income to net cash provided by operating activities:
- impairment losses	—	—	2,000
- cumulative effect of change in accounting principle, net of tax			4,606
- depreciation and amortization	17,683	18,725	19,059
- income from recovery of related party loans	—	—	(6,000)
- decrease in unamortized acquisition fees	(640)	(1,403)	(1,647)
- provision for losses on accounts receivable	1,077	440	630
- loss (gain) on disposal of fixed assets	270	224	(85)
- gain on sale of investment securities	—	—	(301)
- undistributed equity in earnings of affiliate	(1,499)	(306)	—
- (decrease) increase in current and deferred income taxes	(2,555)	(1,376)	(205)
- (increase) decrease in new container equipment for resale	(8,246)	(1,107)	6,282
- decrease in amounts receivable:
- Container Equity Programs	23	933	1,532
- unrelated parties	989	3,517	4,880
- increase (decrease) in amounts payable and accrued expenses:
- Container Equity Programs	1,098	277	(2,538)
- unrelated parties	10,320	(796)	(5,976)

Net cash provided by operating activities	22,710	21,437	21,032

Cash flows from investing activities
Purchase of container equipment	(16,545)	(15,511)	(22,324)
Purchase of other equipment	(324)	(269)	(43)
Investment in direct financing leases	(29)	(1,372)	(6,526)
Investment in Container Equity Programs	(2,550)	—	—
Proceeds from sales of container equipment	9,632	12,481	4,519
Dividends received from Container Equity Program	—	1,375	—
Proceeds from sale of investment securities	—	—	484

Net cash used in investing activities	(9,816)	(3,296)	(23,890)

The accompanying notes are an integral part of these consolidated financial statements.

THE CRONOS GROUP

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2003, 2002 and 2001
(US dollar amounts in thousands, except per share amounts)

	2003	2002	2001

		Restated	Restated
Cash flows from financing activities
Proceeds from issuance of term debt	$35,649	$17,919	$62,114
Repayments of term debt and capital lease obligations	(44,854)	(36,201)	(62,358)
Dividends paid	(583)	—	—
Shares repurchased	(260)	(37)	—
Decrease (increase) in restricted cash	(40)	10	948

Net cash (used in) provided by financing activities	(10,088)	(18,309)	704

Net increase (decrease) in cash and cash equivalents	2,806	(168)	(2,154)
Cash and cash equivalents at beginning of year	5,626	5,794	7,948

Cash and cash equivalents at end of year	$8,432	$5,626	$5,794

Supplementary disclosure of cash flow information:
Cash paid during the year for:
- interest	$4,765	$6,656	$10,837
- income taxes	1,189	568	339
Cash received during the year for:
- dividends	—	1,375	—
- interest	269	274	451
- income taxes	45	1,198	58
Retention deposit utilized to repay capital lease	2,743	—	—
Non-cash items:
- container equipment contributed to Container Equity Programs	999	4,672	—
- container equipment acquired under capital leases	1,812	7,612	4,985
- container equipment transferred to direct financing leases	1,268	—	—
- direct financing lease equipment acquired under capital leases	391	1,235	1,018
- other fixed assets acquired under capital leases	—	—	276
- transfer to long-term ownership of container equipment	—	225	4,045

The accompanying notes are an integral part of these consolidated financial statements.

THE CRONOS GROUP

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended December 31, 2003, 2002 and 2001
(US dollar amounts in thousands, except per share amounts)

				Accumulated			Unrestricted
		Additional	Share	other	Common	Restricted	retained	Total
	Common	paid-in	subscriptions	comprehensive	shares held	retained	earnings	shareholders’
	shares	capital	receivable	income	in treasury	earnings	(deficit)	equity

Balance, December 31, 2000 originally reported	$18,317	$49,925	$(79)	$444	$—	$1,832	$(5,686)	$64,753
Restatement of previous financial statements							(4,606)	(4,606)

Balance, December 31, 2000 restated	18,317	49,925	(79)	444	—	1,832	(10,292)	60,147
Net income restated							3,401	3,401
MEIP expirations		(79)	79					—
Receipt of shares in settlement of related party loans					(6,000)			(6,000)
Change in unrealized holding gain on available for sale securities				(444)				(444)

Balance, December 31, 2001	18,317	49,846	—	—	(6,000)	1,832	(6,891)	57,104
Net income restated							2,309	2,309
Retirement and cancellation of treasury shares	(3,588)	(2,412)			6,000			—
Employee share grant	15	(15)						—
Declaration of dividends		(294)						(294)
Purchase of treasury shares					(37)			(37)

Balance, December 31, 2002	14,744	47,125	—	—	(37)	1,832	(4,582)	59,082
Net income							4,190	4,190
Retirement and cancellation of treasury shares
Employee share grant		10						10
Declaration of dividends		(583)						(583)
Purchase of treasury shares					(260)			(260)
Other comprehensive loss for year				(406)				(406)

Balance, December 31, 2003	$14,744	$46,552	$—	$(406)	$(297)	$1,832	$(392)	$62,033

The accompanying notes are an integral part of these consolidated financial statements.

THE CRONOS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(US dollar amounts in thousands, except per share amounts)

1   Summary of significant accounting policies

a)  Nature of operations

      The principal activity of The Cronos Group (the “Company”) and its subsidiaries (together, the “Group” or “Cronos”) is the leasing to ocean carriers of marine containers that are owned by the Group or managed by the Group on behalf of other owners.

      The Company is incorporated in Luxembourg. The common shares of the Company are publicly traded on the Nasdaq National Market System under the symbol “CRNS”.

      The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in which the Group does not own a majority interest or otherwise control or have the ability to assert significant influence over the investee have been accounted for under the equity method of accounting.

      The Group provides a worldwide service and, accordingly, has significant operations and assets in key shipping locations, particularly in the United States, Europe and Asia.

      The Group enters into agreements (the “Agreements”) with managed container programs (the “Managed Container Programs”) to manage the leasing of their containers (“the Managed Containers”) to ocean carriers. These Agreements have taken two principal forms. Under the first principal form, the Company has organized container equity programs (“Container Equity Programs”), where the Group has entered into two types of arrangements. Firstly, the Group has organized public limited partnerships in the United States (the “US Limited Partnership Programs”) and purchases and manages containers on behalf of the US Limited Partnership Programs. Secondly, the Group has a 50% equity investment in a joint venture container purchase entity (the “Joint Venture Program”). A subsidiary of the Group manages the containers held in the Joint Venture Program. Container Equity Programs are considered to be related parties of the Group (see Note 8).

      Under the second principal form, the Group enters into Agreements with other container owners (the “Other Managed Container Programs”) that provide for the Group to purchase and manage containers for such container owners.

      Although the provisions of the Agreements vary, they all permit the Group to use the Managed Containers together with containers owned by the Group as part of a single fleet, which the Group operates without regard to ownership. The Group has discretion over which ocean carriers, container manufacturers and suppliers of goods and services with which it may deal. The Agreements contain leases within the scope of Statement of Financial Accounting Standards (“SFAS”) No. 13 and they are accounted for as leases under which the container owners are lessors and the Group is lessee.

b)  Basis of accounting

      The Group’s accounting records are maintained in United States dollars and the consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

      The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting period. The most significant estimates relate to the calculation of bad debt allowances, the annual impairment testing of intangible assets and the carrying value of equipment including

THE CRONOS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(US dollar amounts in thousands, except per share amounts)

estimates relating to depreciable lives, residual values and asset impairments. Actual results could differ from those estimates.

      On December 31, 2003, Cronos adopted Interpretation No. 46R (“FIN 46R”) by restating previously issued financial statements with a cumulative charge of $4,606 at the beginning of 2001, the first year restated. FIN 46R was a revision of Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB 51” (see Note 1u and Note 2).

c)  Leases

i.   Group as lessor

      The Group leases-out containers to ocean carriers under master leases, term leases and direct financing leases.

      Operating leases with customers. The Group enters into master and term leases with ocean carriers, principally as lessor in operating leases, for marine cargo containers that are either owned by the Managed Container Programs or by the Group itself. Operating lease rentals are recognized as gross lease revenue on a straight-line basis in accordance with US GAAP.

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

      Term leases provide the ocean carriers with specified container equipment for a specified term. The rentals are based upon the number of containers leased, the applicable per diem rate and the length of the lease, irrespective of the number of days during which the ocean carrier actually uses the containers. Term leases typically range from a period of three to five years.

      Direct financing leases with customers. The Group has entered into direct financing leases as lessor for container equipment owned by the Group. The net investment in direct financing leases represents the receivables due from lessees net of unearned income. Unearned income is recognized in the statements of income to give a constant return on capital over the lease term and is recorded as part of commissions, fees and other operating income.

      Direct financing leases are usually long-term in nature, typically ranging from a period of three to seven years and require relatively low levels of customer service. They ordinarily require fixed payments over a defined period and provide customers with an option to purchase the subject containers at the end of the lease term. Per diem rates include an element of repayment of capital and therefore are higher than rates charged under either term or master leases.

ii.  Group as lessee

      Operating leases. The majority of Agreements with Managed Container Programs are in the form of a master lease. Under the terms of the master lease, the Group is not liable to make any payments to the Managed Container Programs until such time as the Managed Containers have been placed on lease to an ocean carrier. The Agreements generally provide that the Group will make payments to the Managed Container Programs based upon the rentals collected from ocean carriers after deducting direct operating expenses and the income earned by the Group for managing the equipment.

      The terms of the Agreements vary from 1 to 15 years. Containers generally have an expected useful economic life of 12 to 15 years. The Agreements generally contain provisions which permit earlier termination

THE CRONOS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(US dollar amounts in thousands, except per share amounts)

under certain conditions upon 60-90 days’ notice. For the US Limited Partnership Programs, a majority of the limited partners in a partnership can remove the subsidiary of the Company which acts as general partner, thereby terminating the Agreement with the Group. For the Joint Venture Program, the Agreement with the Group may be terminated should an event of default, as stipulated in the Agreement, occur. Under the Agreements with Other Managed Container Programs, certain container owners can terminate the Agreement if stipulated performance thresholds are not achieved by the Group (see Note 15). The Group believes that early termination is unlikely in normal circumstances.

      Payments by the Group to Managed Container Programs are charged to the statement of income in each period based upon the amounts paid and payable under the Agreements with container owners.

      Other operating lease rentals are expensed on a straight-line basis over the lease term.

      Capital leases. Assets held under capital leases are initially reported at the fair value of the asset categorized within container equipment, with an equivalent liability reported as capital lease obligations. Where the asset is recorded within container equipment, it is depreciated over its expected useful life. Finance charges are reported over the lease term in accordance with the effective interest method and are recorded as interest expense.

d)  Equipment trading revenue and expenses

      Equipment trading revenue represents revenue earned from the sale of equipment to third-parties. Equipment trading expenses are the costs of the equipment sold. In such transactions, the Group enters into an agreement in which it undertakes to supply equipment to a third-party buyer. Simultaneously, the Group enters into a separate agreement with a container manufacturer for the acquisition of the equipment. The Group acts as principal in such transactions and accordingly the revenue and expenses are reported gross. This equipment does not enter the Cronos fleet of managed containers unless the third-party buyer defaults on the agreement. Equipment trading revenue and expenses are recognized when the contracted parties meet the terms of the respective contractual agreements.

e)  Commissions, fees and other operating income

      This comprises acquisition fees, income on direct financing leases, fees earned in connection with equipment consultancy and design services, licence fees earned in connection with the patented cellular palletwide container (“CPC”), fees earned on the disposal of Managed Containers, gains and losses resulting from the disposal of fixed assets and other income.

      Acquisition fees represent amounts paid by the Managed Container Programs when the Group enters into an Agreement and begins to manage new container equipment on their behalf. Such fees are generally non-refundable and are deferred and recognized as income on a straight-line basis over the term of the Agreements. Licence fees and fees earned in connection with equipment consultancy and design services are recognized on the accrual basis based on the terms of the contractual agreements.

f)  Income taxes

      Income taxes are accounted for using the liability method in accordance with SFAS No. 109 (“SFAS 109”), “Accounting for Income Taxes”. Deferred income taxes have been provided for the tax effects of temporary differences between financial reporting and tax bases of assets and liabilities, using enacted tax rates in effect in the years in which the differences are expected to reverse. The effect of a change in tax laws or rates over the deferred tax liabilities and assets is recognized when the tax laws or rates are enacted, and the effect is included in income from continuing operations for the period that includes the

THE CRONOS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(US dollar amounts in thousands, except per share amounts)

enactment date. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

g)  Net income per common share

      Net income per share data have been calculated in accordance with SFAS No. 128 (“SFAS 128”), “Earnings per Share”.

      Basic and diluted earnings per share are computed by dividing net income by the weighted average number of shares outstanding during each year. In accordance with SFAS 128, the effect of options outstanding at December 31, 2003, 2002 and 2001, presented in the table below, has been computed using the treasury stock method. The computation of diluted earnings per share does not assume the conversion, exercise or contingent issuance of securities that would have an antidilutive effect on earnings per share. The difference between outstanding shares and weighted average number of shares outstanding used for both basic and diluted earnings per share is attributable to purchases of treasury stock for all years presented.

The components of basic and diluted net income (loss) per share were as follows:

	2003	2002	2001

		Restated	Restated
Net income (loss) available for common shareholders	$4,190	$2,309	$(1,205)

Average outstanding shares of common stock	7,321,908	7,364,850	8,001,089
Dilutive effect of:
- 1998 stock option plan	75,000	17	21,451
- Warrants	50,000	—	12,929
- 1999 stock option plan	—	—	2,510
- Non employee directors’ equity plan	154,746	60,517	14,056

Common shares and common share equivalents	7,601,654	7,425,384	8,052,035

Basic net income (loss) per share	$0.57	$0.31	$(0.15)

Diluted net income (loss) per share	$0.55	$0.31	$(0.15)

      During the years ended December 31, 2003 and 2002, options to acquire 500,000 and 700,000 shares, respectively, were outstanding with respective weighted average exercise prices of $5.11 and $4.91, but were not included in the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common shares.

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

i)  Allowance for doubtful accounts

      Amounts due from lessees represent gross lease revenue due from customers, less an allowance for doubtful accounts. The allowance for doubtful accounts comprises specific amounts provided against known probable losses plus an additional amount based on loss experience and is recorded as part of direct operating expenses.

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

      In certain instances, rental income may be earned on container equipment for resale and is included within gross lease revenue. Containers not sold to container owners within six months from date of purchase are transferred to the Group’s container equipment. Depreciation is then calculated from the original date of acquisition. The amount of depreciation which would have been provided on container equipment for resale, had it been transferred to long-term ownership at the balance sheet date and the amount of rental income earned on equipment for resale are not material to the Company’s operations.

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

ii.  Investments in Container Equity Programs

      Investments in Container Equity Programs are accounted for using the equity method and take two forms:

      Under the first form, investments comprise the Group’s general and limited partner interests in the US Limited Partnership Programs, in which a subsidiary company, Cronos Capital Corp., acts as a general partner.

      Under the second form the Group has a 50% equity investment in the Joint Venture Program. The joint venture entity is a bankruptcy-remote, special purpose entity organized under the laws of Bermuda.

l)   Container equipment

      Container equipment is carried at cost, adjusted for impairment, if appropriate, less accumulated depreciation. Containers, both owned by the Group and acquired under capital leases are depreciated on a straight-line basis as follows:

      Refrigerated container equipment is depreciated either over a useful life of 12 years to a residual value of 15% or over a useful life of 15 years to a residual value of 10%. Dry cargo and all other container equipment is depreciated over a useful life of 15 years to a residual value of 10%.

m) Other equipment

      Other equipment is carried at cost less accumulated depreciation. Depreciation for leasehold improvements is recorded on a straight-line basis over the lower of the useful life or the lease term. Depreciation for other equipment is recorded on a straight-line basis over a life of four to seven years.

n)  Restricted cash

      Under the terms of two loan facilities, the Group is required to hold minimum balances on deposit in restricted cash accounts. The accounts would be utilized in the event that adequate funds were not available to meet the scheduled debt service payments.

THE CRONOS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(US dollar amounts in thousands, except per share amounts)

o)  Intangible assets

      Intangible assets consist of goodwill and patents. Until December 31, 2001, goodwill was amortized over a period of 40 years and patents were amortized on a straight-line basis over their estimated useful lives, to a residual of zero. On January 1, 2002, the Group adopted SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, which provides that intangible assets with finite useful lives be amortized over that life and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. As a result of the implementation of SFAS 142, annual goodwill amortization expense declined by $373. Patents will continue to be amortized on a straight-line basis over their estimated useful lives, to a residual of zero in 2007.

p)  Translation of foreign currencies

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

q)  Stock-based compensation

      The Group accounts for stock-based awards to employees using the intrinsic value method prescribed in Accounting Practices Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”. Under the intrinsic value method, compensation cost equal to the difference between the market price of the shares and the option price on the measurement date (the date upon which both the number of shares the employee is entitled to receive and option price is known) is recognised from the date of grant over the vesting period of options. Where the measurement date occurs after the date of grant, as in the case of performance related options and stock appreciation rights, compensation cost is recorded under variable plan accounting such that the difference between the price of the shares at each balance sheet date and the option exercise price is charged to income over the vesting period and is adjusted in subsequent periods up to the measurement date.

      SFAS No. 123 (“SFAS 123”) “Accounting for Stock-Based Compensation”, as amended, introduced a fair value based method of accounting for stock based compensation. It encourages, but does not require, companies to recognize expense for grants of stock, stock options and other equity instruments to employees based on fair value accounting rules. The Group decided not to adopt the fair value based method of accounting, but provides the pro forma net income and earnings per share disclosures under the fair value method, as required by SFAS 123.

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

THE CRONOS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(US dollar amounts in thousands, except per share amounts)

      If the Stock Options had been accounted for under SFAS No. 123, the impact on the Group’s net income and net income per share would have been as follows:

	2003	2002	2001

		Restated	Restated
Net income (loss):
- as reported	$4,190	$2,309	$(1,205)
- add stock-based employee compensation included in reported net income, net of related tax effects	115	(65)	70
- deduct stock-based compensation expense computed in accordance with SFAS 123, net of tax effects	(148)	(330)	(544)

- pro forma	$4,157	$1,914	$(1,679)

Basic net income (loss) per share:
- as reported	$0.57	$0.31	$(0.15)
- pro forma	$0.57	$0.26	$(0.21)
Diluted net income (loss) per share:
- as reported	$0.55	$0.31	$(0.15)
- pro forma	$0.55	$0.26	$(0.21)

r)  Accounting for warrants

      Warrants issued in conjunction with debt are accounted for in accordance with APB No. 14 (“APB 14”), “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. Under APB 14, the proceeds of debt issued with detachable warrants are allocated between the two instruments based on their relative fair values, at time of issuance. Any resulting discount on the debt is accreted over the life of the debt, using the effective interest rate method. The fair value assigned to warrants is credited to additional paid-in capital at the time of issuance of the warrants.

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

t)  Derivative financial instruments

      The Group accounts for derivative financial instruments in accordance with SFAS No. 133 (“SFAS 133”) “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 was further amended by SFAS No. 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value and that changes in the fair value

THE CRONOS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(US dollar amounts in thousands, except per share amounts)

of derivatives are recorded each period in earnings or other comprehensive income, depending on the type of hedging instrument and the effectiveness of the hedges.

      The current risk management strategy of the Group involves the use of forward currency contracts to hedge contracted future sales denominated in the Euro in order to offset the effect of changes in exchange rates between the Euro and the US dollar. All such contracts are highly effective cash flow hedges and are adjusted to their fair market values at the end of each calendar quarter.

      The Group evaluates all derivative instruments each quarter to determine that they are highly effective. Any ineffectiveness is recorded in the statements of income.

u)  New pronouncements

      In December 2003, the Group adopted FIN 46R — Consolidation of Variable Interest Entities. FIN 46R clarifies the application of Accounting Research Bulletin No. 51 (“ARB 51”), to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. ARB 51 requires that an enterprise’s consolidated financial statements include subsidiaries in which the enterprise has a controlling financial interest. That requirement has usually been applied to subsidiaries in which an enterprise has a majority voting interest. The voting interest approach is not effective in identifying controlling financial interests in entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risk.

      FIN 46R explains how an enterprise identifies variable interest entities in order to assess its interests in variable interest entities and decide whether to consolidate that entity. The Group has applied FIN 46R to all entities it believes are subject to FIN 46R as of December 31, 2003, and has determined that it is the primary beneficiary of a variable interest entity. Accordingly, Cronos adopted FIN 46R by restating previously issued financial statements with a cumulative charge of $4,606 at the beginning of 2001, the first year restated.

      SFAS No. 132 (revised 2003), (“SFAS 132R”) requires an entity to make additional disclosures about pensions and other postretirement benefits. These disclosures include information describing the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows and components of net periodic benefit cost. SFAS 132R is effective, with certain exceptions, for plans beginning with fiscal years ending after December 15, 2003. SFAS 132R is effective for interim reporting period disclosures beginning after December 15, 2003 and after the provisions of this statement are adopted. Cronos does not provide pensions or other postretirement benefits, and therefore this standard will have no impact on its consolidated financial statements.

      In April 2003, the Financial Accounting Standards Board issued SFAS 149. This statement amends and clarifies reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities, and is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 does not have a material impact on the consolidated financial statements of the Group.

      In May 2003, the Financial Accounting Standards Board issued SFAS No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS 150 modifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. It requires that those instruments be classified as liabilities in statements of

THE CRONOS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(US dollar amounts in thousands, except per share amounts)

financial position. SFAS 150 affects an issuer’s accounting for three types of freestanding financial instruments, namely:

-	mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets.

-	instruments, other than outstanding shares, that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. These instruments include put options and forward purchase contracts.

-	obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers’ shares.

      SFAS 150 does not apply to features embedded in financial instruments that are not derivatives in their entirety.

      In addition to its requirements for the classification and measurement of financial instruments within its scope, SFAS 150 also requires disclosures about alternative ways of settling those instruments and the capital structure of entities, all of whose shares are mandatorily redeemable.

      SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of SFAS 150 required the cumulative effect of a change in an accounting principle to be reported for financial instruments created before the issuance date of SFAS 150 and still existing at the beginning of the interim period of adoption. Restatement was not permitted.

      The adoption of SFAS 150 does not have a material impact on the consolidated financial statements of the Group.

2	Restatement of previously issued financial statements

      In December 2003, the Group adopted FIN 46R — Consolidation of Variable Interest Entities. The Group has determined that it is the primary beneficiary of a variable interest entity and has applied FIN 46R by restating previously issued financial statements with a cumulative effect adjustment in the beginning of the first year presented in these financial statements.

      The Group holds a 0.1% share in the variable interest entity that was established as a container purchase company in 1996 and acquired $49,700 of containers from Cronos in a series of transactions in prior years. The variable interests of the Group in the entity are comprised of a management fee, that the Cronos earns in return for managing the containers of the entity, a non-interest bearing loan note and an option to acquire 75% of the container owning company which can be exercised once certain conditions relating to the repayment of the indebtedness of the variable interest entity have been met.

      At December 31, 2003, the variable interest entity held cash balances of $1,118, restricted cash of $500, container assets of $26,153 (stated at net book value) and debt facilities of $24,589. The debt is scheduled to be repaid from the cash generated by the container assets. At December 31, 2003, Cronos subsidiaries held total amounts receivable from the variable interest entity of $12,898. Such amounts are subordinate to the repayment of the variable interest entity debt.

THE CRONOS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(US dollar amounts in thousands, except per share amounts)

      The consolidation of the variable interest had the effect of increasing container depreciation and interest expense and decreasing payments to Managed Container Programs. The following table sets forth the effect of the restatement adjustments.

	Years Ended
	December 31,

	2002	2001

Net income as previously reported	$3,058	$3,170
- adjustment for effect of change in accounting principle	(749)	(4,375)
Net income (loss) as restated	$2,309	$(1,205)
Basic net income per share as previously reported	$0.42	$0.40
- adjustment for effect of change in accounting principle	$(0.11)	$(0.55)
Basic net income (loss) per share as restated	$0.31	$(0.15)
Diluted net income per share as previously reported	$0.41	$0.39
- adjustment for effect of change in accounting principle	$(0.10)	$(0.54)
Diluted net income (loss) per share as restated	$0.31	$(0.15)

      The following table sets forth the effect of the restatement adjustments at December 31, 2002:

Total assets as previously reported	$214,189
- adjustment for effect of change in accounting principle	22,114
Total assets as restated	$236,303
Total debt & capital lease obligations as previously reported	$100,997
- adjustment for effect of change in accounting principle	27,953
Total debt and capital lease obligations as restated	$128,950
Shareholders’ equity	$64,206
- adjustment for effect of change in accounting principle	(5,124)
Shareholders’ equity as restated	$59,082

      In addition, the Group has determined that it holds variable interests in other variable interest entities. In accordance with FIN 46R, the Group has conducted a review of the expected losses and expected residual returns of the variable interest entities and concluded that Cronos is not the primary beneficiary in each case. See Note 8 — Investments.

THE CRONOS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(US dollar amounts in thousands, except per share amounts)

3   Operating segment data

      Segment information is provided in the tables below:

		Other
	Container	Managed
	Equity	Container	Owned
	Programs	Programs	Containers	Total

Year ended December 31, 2003
Items directly attributable to operating segments:
- gross lease revenue	$35,188	$44,901	$37,412	$117,501
- direct operating expenses	(7,915)	(10,704)	(6,889)	(25,508)

net lease revenue	27,273	34,197	30,523	91,993
- direct financing lease income			1,510	1,510
- payments to Managed Container Programs	(23,159)	(32,571)	—	(55,730)
- container depreciation	—	—	(17,282)	(17,282)
- container interest expense	—	—	(5,665)	(5,665)

Segment profit	$4,114	$1,626	$9,086	$14,826

Total assets	$21,346	$11,353	$205,338	$238,037

Expenditure for segment assets	$3,646	$124	$18,880	$22,650

Reconciliation of profit for reportable segments to income before income taxes and equity in earnings of affiliate:

Segment profit	$14,826
Equipment trading revenue	4,991
Unallocated commissions, fees and other operating income	2,131
Interest income	130
Equipment trading expenses	(4,600)
Amortization of intangible assets	(188)
Non container depreciation	(213)
Selling, general and administrative expenses	(15,791)
Non container interest expense	(89)

Income before income taxes and equity in earnings of affiliate	$1,197

THE CRONOS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(US dollar amounts in thousands, except per share amounts)

		Other
	Container	Managed
	Equity	Container	Owned
	Programs	Programs	Containers	Total

Year ended December 31, 2002, restated
Items directly attributable to operating segments:
- gross lease revenue	$29,925	$45,466	$38,252	$113,643
- direct operating expenses	(8,130)	(11,906)	(6,757)	(26,793)

net lease revenue	21,795	33,560	31,495	86,850
- direct financing lease income	—	—	1,194	1,194
- payments to Managed Container Programs	(18,214)	(33,158)	—	(51,372)
- container depreciation	—	—	(18,407)	(18,407)
- container interest expense	—	—	(7,209)	(7,209)

Segment profit	$3,581	$402	$7,073	$11,056

Total assets	$15,489	$13,053	$207,761	$236,303

Expenditure for segment assets	$4,743	$120	$21,408	$26,271

Reconciliation of profit for reportable segments to loss before income taxes and equity in earnings of affiliate:

Segment profit	$11,056
Equipment trading revenue	1,045
Unallocated commissions, fees and other operating income	3,117
Interest income	324
Equipment trading expenses	(969)
Amortization of intangible assets	(188)
Non container depreciation	(130)
Selling, general and administrative expenses	(14,285)
Non container interest expense	(125)

Loss before income taxes and equity in earnings of affiliate	$(155)

THE CRONOS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(US dollar amounts in thousands, except per share amounts)

		Other
	Container	Managed
	Equity	Container	Owned
	Programs	Programs	Containers	Total

Year ended December 31, 2001, restated
Items directly attributable to operating segments:
- gross lease revenue	$33,744	$48,966	$37,635	$120,345
- direct operating expenses	(9,631)	(13,185)	(8,041)	(30,857)

net lease revenue	24,113	35,781	29,594	89,488
- direct financing lease income	—	—	344	344
- payments to Managed Container Programs	(19,033)	(34,399)	—	(53,432)
- container depreciation	—	—	(17,727)	(17,727)
- container interest expense	—	—	(9,768)	(9,768)
- impairment losses	—	—	(2,000)	(2,000)

Segment profit	$5,080	$1,382	$443	$6,905

Total assets	$13,238	$13,394	$224,770	$251,402

Expenditure for segment assets	$89	$145	$38,983	$39,217

Reconciliation of profit for reportable segments to income before income taxes, equity in earnings of affiliate and cumulative effect of change in accounting principle:

Segment profit	$6,905
Equipment trading revenue	5,279
Unallocated commissions, fees and other operating income	5,095
Interest income	324
Gain on sale of investment	301
Equipment trading expenses	(4,942)
Amortization of intangibles	(560)
Non container depreciation	(772)
Selling, general and administrative expenses	(14,109)
Non container interest expense	(42)
Income from recovery of related party loans	6,000

Income before income taxes, equity in earnings of affiliate and cumulative effect of change in accounting principle	$3,479

      The segments shown above depict the different forms of funding entered into by the Group for its container fleet acquisitions and represent different levels of profitability and risk to the Group. Although there are a number of different types of funding arrangements within each segment, the arrangements fall into three principal categories — Owned Containers, Container Equity Programs and Other Managed Container Programs. Owned containers are those which are financed by the Group’s own capital resources, debt facilities and capital leases, and include new container equipment for resale. The funding arrangements of the Container Equity Programs and Other Managed Container Programs are described in Note 1 and Note 8.

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

      Total assets for Container Equity Programs included an investment in an unconsolidated affiliate of $8,570, $3,603 and $0 at December 31, 2003, 2002 and 2001, respectively.

      Gross lease revenue from external customers by product comprised:

	2003	2002	2001

Dry cargo containers	$80,773	$78,760	$84,921
Refrigerated containers	20,829	21,293	22,422
Tanks	6,713	6,123	5,908
Dry freight specials	9,186	7,467	7,094

Total	$117,501	$113,643	$120,345

      No single customer accounted for 10% or more of total revenues in the years ended December 31, 2003, 2002 and 2001, respectively.

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

4   Income taxes

      The (benefit) provision for income taxes comprises:

	2003	2002	2001

Current taxes:
US Federal	$(5)	$(611)	$—
US State	93	—	—
Non US	760	(1,690)	(316)

	848	(2,301)	(316)

Deferred taxes:
US Federal	46	(425)	(843)
US State	(41)	142	(234)
Withholding	—	—	145
Non US	(2,347)	426	1,326

	(2,342)	143	394

Total (benefit) provision for income taxes	$(1,494)	$(2,158)	$78

THE CRONOS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(US dollar amounts in thousands, except per share amounts)

      Differences between the (benefit) provision for taxes that would be computed at the US statutory rate and the actual tax (benefit) provision were:

	2003	2002	2001

US federal provision	$406	$(53)	$1,183
Non US income not subject to US corporate taxes	(1,227)	(1,586)	(2,508)
US state taxes (net of federal tax benefit)	52	(145)	(234)
Non US corporate taxes	(1,587)	(1,299)	1,010
Tax on unremitted retained earnings of subsidiaries	—	—	145
Valuation allowance	983	1,358	371
Other	(121)	(433)	111

Actual tax (benefit) provision	$(1,494)	$(2,158)	$78

      Income (loss) before income taxes, equity in earnings in affiliate and cumulative effect of change in accounting principle comprises:

	2003	2002	2001

US	$(2,416)	$(4,822)	$(3,897)
Non US	3,613	4,667	7,376

	$1,197	$(155)	$3,479

      Temporary differences giving rise to the net deferred income tax liability as of the balance sheet date were:

	2003	2002

Assets
Acquisition fees	$730	$1,036
Losses carried forward	1,561	2,432
Disallowed interest expense carried forward	1,238	1,491
Alternative minimum tax credit	—	—
Other	367	372

Total deferred income tax assets	3,896	5,331

Liabilities
Depreciation	3,186	6,603
Partnership income taxable in different periods for book and tax purposes	(482)	776
Unremitted retained earnings of subsidiaries	422	422
Valuation allowance	3,484	2,501

Total deferred income tax liabilities	6,610	10,302

Net deferred income tax liabilities	$2,714	$4,971

THE CRONOS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(US dollar amounts in thousands, except per share amounts)

      Tax losses have arisen in certain US entities. As of December 31, 2003, the deferred tax asset associated with these losses carried forward will expire as follows:

2004	$68
2005	41
2006	80
2007	35
2008	22
2009 and thereafter	1,315

Total	$1,561

      At December 31, 2003, the Group had net operating loss carryforwards available of approximately $3,289, $4,965 and $- for federal, state and foreign income taxes, respectively, to offset future income tax liabilities. The expected tax effect of these losses is reflected as a deferred tax asset. A valuation allowance has been established in the US subsidiaries since the realization of tax benefits of net operating loss carryforwards is not more likely than not. The amount of the valuation allowance is reviewed on a quarterly basis.

      The Group has a potential deferred income tax liability on unremitted retained earnings of certain subsidiaries. Upon remittance of such earnings to the parent company, tax may be withheld by certain jurisdictions in which the Group operates. Management has considered the Group’s remittance intentions in arriving at the related provision for deferred income taxes.

5   Amounts due from lessees

a)  Group as lessor

      The Group earns rental income from leasing containers to ocean carriers under operating leases. The containers are either owned by the Group or by Managed Container Programs (see Note 1) and the rental income is included in gross lease revenue in the statements of income. The cost and net book value of Group container equipment is detailed in Note 9.

      Contingent rentals approximated $73,000, $65,000, and $82,000 of gross lease revenue, respectively, in the years ended December 31, 2003, 2002 and 2001, respectively.

      As of December 31, 2003, the minimum lease rentals receivable in future years under term operating leases were:

2004	$35,812
2005	23,999
2006	16,419
2007	9,336
2008	3,653
2009 and thereafter	307

Total	$89,526

      Rental income from leasing containers owned by Managed Container Programs to ocean carriers was $80,089, $75,391 and $82,710 for the years ended December 31, 2003, 2002 and 2001, respectively (see Note 3).

      The Group also leases office space and earned revenue of $98, $319 and $380 for the years ended December 31, 2003, 2002 and 2001, respectively.

THE CRONOS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(US dollar amounts in thousands, except per share amounts)

b)  Allowance for doubtful accounts

      The activity in the allowance for doubtful accounts was:

	2003	2002	2001

Beginning of year	$2,063	$2,601	$2,765
Provision for doubtful accounts	1,077	440	630
Write-offs, net of recoveries	(844)	(978)	(794)

End of year	$2,296	$2,063	$2,601

6   Net investment in direct financing leases

      The Group, as lessor, has entered into various leases of equipment that qualify as direct financing leases. The minimum future lease rentals under these direct financing leases, net of unearned income, are due as follows:

	Net lease	Unearned	Minimum future
	receivables	lease income	lease rentals

December 31, 2002	$7,912	$2,819	$10,731

December 31, 2003:
- 2004	2,164	1,350	3,514
- 2005	2,107	977	3,084
- 2006	2,219	541	2,760
- 2007	1,007	260	1,267
- 2008	879	71	950

Total	$8,376	$3,199	$11,575

7   New container equipment for resale

      Activity during the year in new container equipment for resale was:

	2003	2002	2001

Beginning of year	$2,570	$1,463	$11,790
Container purchases	47,054	11,920	8,947
Container disposals:
- sold to Container Equity Programs	(37,751)	(9,062)	(18)
- sold to Other Managed Container Programs	—	—	(7,451)
- sold to other parties	(1,057)	(1,677)	(4,942)
Transferred to net investment in direct financing leases	—	—	(932)
Transferred to long-term ownership of container equipment	—	(74)	(5,931)

End of year	$10,816	$2,570	$1,463

      As part of organizing Container Equity Programs, the Group purchases containers for resale to these programs. These transactions were entered into on normal commercial terms.

THE CRONOS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(US dollar amounts in thousands, except per share amounts)

8   Investments, including investments in related parties

      Investments comprise:

	2003	2002

Investment in unconsolidated affiliate	$8,570	$3,603

i.   Investment in Container Equity Programs

      Investments in Container Equity Programs take two forms:

      Under the first form, the investments comprise the Group’s equity interests as a general partner and as a limited partner in eight US Limited Partnership Programs. In accordance with FIN 46R, the Company has determined that the eight Limited Partnerships qualify as variable interest entities. In each case, the Company has concluded that neither the Company, nor any of its subsidiaries, is the primary beneficiary of any US Limited Partnership Program.

      Cronos raised capital through investment syndication activities from 1979 to 1997 by organizing and sponsoring public limited partnership offerings and originally sponsored sixteen public limited partnerships, raising over $478,000 from over 37,000 investors; eight of the original sixteen partnerships have now been dissolved. These general and limited partner investments are accounted for using the equity method.

      The partnerships are all California Limited Partnerships managed by Cronos Capital Corp., a subsidiary of the Company. The objectives of the partnership are to invest in marine cargo containers to generate a continuing income for distribution to the limited partners, and to realise the residual value of the container equipment at the end of its useful economic life or upon the dissolution of the individual partnerships. At December 31, 2003 and 2002 respectively, the US Limited Partnership Programs had total assets of $126,425 and $151,801, and total liabilities of $5,411 and $6,893. The general partner will be indemnified by the partnership for any liabilities suffered by it arising out of its activities as general partner, except in the case of misconduct or negligence. As a limited liability partnership, the limited partners may not be assessed for additional capital contributions and therefore it is possible that the general partner could be liable for any additional contributions required.

      Under the second form, the Group has a 50% equity investment in an entity known as the Joint Venture Program or CF Leasing Limited. The Joint Venture Program is a container purchase entity that was established in 2002 and is a bankruptcy-remote, special purpose entity organized under the laws of Bermuda. The Joint Venture Program is accounted for using the equity method. The Group has determined that the joint venture is not a variable interest entity as defined by FIN 46R. At December 31, 2003 and 2002, respectively, the Joint Venture Program had total assets of $72,331 and $29,466, and total liabilities of $55,191 and $22,260. For the year ended December 31, 2003, the Joint Venture Program reported net income of $2,998, and during the period from September 18, 2002 (date of inception) to December 31, 2002, it reported net income of $611. During 2002, Cronos received a distribution of $1,125 representing a repayment of excess capital at the inception of the Joint Venture Program together with a subsequent distribution of $250 from earnings. The maximum exposure of Cronos to losses as a result of its involvement with the Joint Venture Program is limited to the level of its equity investment in the Joint Venture Program at any point in time.

THE CRONOS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(US dollar amounts in thousands, except per share amounts)

      The activity in the investment in unconsolidated affiliate was:

	2003	2002

Beginning of year	$3,603	$—
Investment in joint venture	3,549	4,672
Equity in earnings of affiliate	1,499	306
Distributions received from joint venture	—	(1,375)
Change in fair value of interest rate swap agreements	(81)	—

End of year	$8,570	$3,603

ii.  Investment Securities

      During 2001, the Group recorded a gain of $301 on the final settlement of an escrow subject to the terms of a tax indemnification agreement.

9       Container and other equipment

      The activity in container equipment for the years ended December 31, 2003 and 2002, was:

Cost, restated
Balance, December 31, 2001	$280,295
Additions	18,723
Disposals	(14,606)
Container equipment contributed to Joint Venture Program	(7,547)

Balance, December 31, 2002	276,865
Additions	18,357
Disposals	(23,253)
Container equipment contributed to Joint Venture Program	(999)

Balance, December 31, 2003	$270,970

Accumulated depreciation, restated
Balance, December 31, 2001	$96,636
Depreciation expense	18,407
Disposals	(1,901)
Container equipment contributed to Joint Venture Program	(2,875)

Balance, December 31, 2002	$110,267
Depreciation expense	17,282
Disposals	(12,083)

Balance, December 31, 2003	$115,466

Book value
December 31, 2003	$155,504

December 31, 2002	$166,598

      Depreciation expense in 2001 was $17,727.

THE CRONOS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(US dollar amounts in thousands, except per share amounts)

      The Group recorded depreciation expense for other equipment of $213, $130 and $772 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

THE CRONOS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(US dollar amounts in thousands, except per share amounts)

10     Goodwill and intangible assets

      The activity in the intangible assets was:

	Goodwill	Patents	Total

Cost
Balance, December 31, 2001	$16,231	$2,096	$18,327
Additions	—	—	—

Balance, December 31, 2002	16,231	2,096	18,327
Additions	—	—	—

Balance, December 31, 2003	$16,231	$2,096	$18,327

Accumulated amortization
Balance, December 31, 2001	$5,193	$999	$6,192
Amortization expense	—	188	188

Balance, December 31, 2002	5,193	1,187	6,380
Amortization expense	—	188	188

Balance, December 31, 2003	$5,193	$1,375	$6,568

Book value
December 31, 2003	$11,038	$721	$11,759

December 31, 2002	$11,038	$909	$11,947

      The amortization expense in 2001 was $560.

i.   Goodwill

      Goodwill arose on the acquisition in 1990 of Intermodal Equipment Associates and the acquisition in 1996 of Intermodal Management AB.

      The goodwill relating to the acquisition of Intermodal Equipment Associates, with a book value of $7,209 at December 31, 2003, has been allocated equally across the three reportable segments. The goodwill relating to the acquisition of Intermodal Management AB, with a book value of $3,829 at December 31, 2003, has been allocated to the Owned Containers segment.

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

THE CRONOS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(US dollar amounts in thousands, except per share amounts)

      In accordance with SFAS 142, patents are amortized on a straight-line basis over their estimated useful life to a residual value of $0 in 2007. The estimated aggregate amortization expense for the next five years may be presented as follows:

2004	$188
2005	188
2006	188
2007	157
2008	—

Total	$721

      SFAS 142 addresses the initial recognition and measurement of intangible assets acquired in a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will be tested annually for impairment. Cronos conducts its impairment test in December of each year, and in December 2003 concluded that the carrying value of goodwill was not impaired. The impact of the adoption of SFAS 142 on the results of operations of the Group may be presented as follows:

	For the Years Ended
	December 31,

	2003	2002	2001

		Restated	Restated
Net income (loss):
Reported net income (loss)	$4,190	$2,309	$(1,205)
Add back Goodwill amortization	—	—	373

Adjusted net income (loss)	$4,190	$2,309	$(832)

Earnings (loss) per share:
Reported basic net income (loss) per share	$0.57	$0.31	$(0.15)
Add back Goodwill amortization	—	—	$0.05

Adjusted basic net income (loss) per share	$0.57	$0.31	$(0.10)

Reported diluted net income (loss) per share	$0.55	$0.31	$(0.15)
Add back Goodwill amortization	—	—	$0.05

Adjusted diluted net income (loss) per share	$0.55	$0.31	$(0.10)

11  Hedging transactions and derivative financial instruments

      The purpose of Cronos foreign currency hedging activities is to reduce the risk that eventual US dollar net cash inflows resulting from non US dollar denominated sales transactions will be adversely affected by changes in exchange rates. During 2003, Cronos entered into foreign currency forward contracts to reduce exposure to exchange rate risks associated with a Euro denominated sales agreement. The hedges have been designated fully effective cash flow hedges as the critical terms of the forward contracts match those of the hedged items. The changes in the fair value of the hedges are reported as a component of other comprehensive income and will be reclassified into earnings as equipment trading revenue in 2004, the contracted performance date. For the year ended December 31, 2003, $325 after taxes was charged to other comprehensive income representing the decline in the fair value of the forward contracts. In addition, in the

THE CRONOS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(US dollar amounts in thousands, except per share amounts)

fourth calendar quarter of 2003, $100 was reclassified to equipment trading revenue, representing the decline in the fair value of the forward contracts relating to revenue recognized during the quarter. The forward contracts expire in 2004.

12  Other assets

      Other assets includes the following items:

	2003	2002

Unamortized loan origination fees	$2,038	$1,962
Amounts receivable under equipment trading transactions	1,812	949
Prepaid expenses	928	1,146
Retention deposits	729	4,010
Deposits for leasehold properties and other items	506	304
Sales tax receivables	345	330
Amounts held on deposit for Managed Container Program	—	1,267
Other	420	384

	$6,778	$10,352

i.   At December 31, 2003 and 2002, amounts of $729 and $4,010, respectively, were held as retention deposits by financial institutions in connection with long-term funding transactions. At December 31, 2003, the remaining release dates for these amounts ranged between 2004 and 2005 in accordance with the terms of the funding transactions (see Note 13).

ii.  At December 31, 2002, an amount of $1,267 was held in a deposit account in connection with amounts due to a Managed Container Program (see Note 15 vii).

13  Debt and lease obligations

      As of December 31, 2003, the Group had $129,396 of term facilities (including capital lease financing) under which $119,205 was outstanding and $1,679 of credit facilities under which $0 was outstanding. The unused portion of the term facilities is available to fund the acquisition of container equipment and may require a cash contribution from the Group of up to 20% of the cost of the new container. Fixed and floating interest rates under these facilities ranged from 2.7% to 8.3%, at December 31, 2003. The terms of these facilities extend to various dates through 2013. The rate of interest for the majority of floating rate facilities is based on a three month London Inter Bank Offered Rate (“Libor”) plus a margin. The size of the margin is dependent on the financial institution and the nature, size and term of the facility.

      All of the debt and capital lease facilities involve agreements between subsidiaries of the Company and financial institutions. The Company has provided parent company guarantees for the $119,205 outstanding which provide that, in the event of a default by the subsidiary, the Company will pay all amounts due under the agreements as they fall due. Based on December 31, 2003 interest rates, the maximum potential amount of future payments for the guaranteed debt and capital lease facilities is $130,227. At December 31, 2003, the fair value of the facilities approximated the carrying value. The debt and capital lease facilities are secured by container equipment. The Group receives free and clear title to the collateralised container equipment once all payments due under a facility have been made. In the event that the Group cannot make the guaranteed payments, the financial institutions are entitled to recover the collateralised equipment and either use the related cash flows or sell the equipment and take the sale proceeds to discharge outstanding obligations of the Company. The Company considers that the cash flows and/or sales proceeds generated by the collateralised equipment should be sufficient to cover outstanding obligations.

THE CRONOS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(US dollar amounts in thousands, except per share amounts)

      Debt and capital lease obligations are comprised of:

			Interest rate % at
	2003	2002	December 2003/2002

		Restated
Floating rate debt	$89,268	$79,703	3.2 – 3.4 / 2.9 – 3.6
Fixed rate debt	63	13,923	8.3 / 8.6

Total debt	89,331	93,626
Obligations under capital leases	29,874	35,324	2.7 – 4.4 / 2.9 – 8.3

Total	$119,205	$128,950

a)   Debt

      Bank loans, the majority of which have floating interest rates, have installments payable through 2013. The weighted average interest rates for the years ended December 31, 2003, 2002 and 2001, were 4.7%, 5.6% and 6.7%, respectively.

      At December 31, 2003, there were no material fixed rate long-term debt facilities. As of December 31, 2002, the estimated fair value of fixed rate long-term debt was $14,851 for which the carrying value was $13,861. The fair value of fixed rate long-term debt was calculated using the market rates prevailing at December 31, 2002.

      In September 2003, the Group amended a revolving line of credit agreement and increased the maximum commitment of the lenders thereunder from $50,000 to $70,000, and has agreed to amortize the balance outstanding under the revolving line of credit, as of September 18, 2004, over five years. In the fourth quarter of 2003, Cronos utilized the revolving line of credit facility to refinance $16,900 of existing debt and capital lease facilities and charged $544 of breakage costs to income.

      The primary facilities include financial covenants that are tested on a quarterly basis relating to minimum tangible net worth, maximum level of total liabilities to tangible net worth, maximum level of debt and capital lease obligations to tangible net worth, interest expense coverage and debt service coverage. At December 31, 2003, the Group was in compliance with each covenant. Future compliance with the covenants will depend on the ability of the Group to report a minimum level of income before income taxes at the end of each calendar quarter (equal to 110% of interest expense for the preceding twelve months), and to maintain the current portion of borrowings within financial covenant limits. The breach of a covenant constitutes an event of default.

      As of December 31, 2003, the annual maturities of debt were:

2004	$6,501
2005	12,412
2006	17,508
2007	20,072
2008	18,582
2009 and thereafter	14,256

Total	$89,331

THE CRONOS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(US dollar amounts in thousands, except per share amounts)

b)  Capital lease obligations

      The cost and net book value of assets acquired through capital leases was $43,007 and $31,856, respectively, at December 31, 2003 ($47,418 and $37,210, respectively, at December 31, 2002). Amortization in respect of these leases is included in depreciation expense. In addition, the net investment in direct financing lease equipment acquired through capital leases was $3,180 and $2,336 at December 31, 2003 and 2002, respectively.

      As of December 31, 2003, the minimum lease payments under capital leases representing interest and principal were:

	Principal	Interest	Total

2004	$6,270	$1,080	$7,350
2005	5,822	847	6,669
2006	3,688	673	4,361
2007	4,479	519	4,998
2008	3,069	368	3,437
2009 and thereafter	6,546	466	7,012

Total	$29,874	$3,953	$33,827

      At December 31, 2002, the current maturities under capital leases were $6,187.

c)  Operating leases — Group as lessee

      The total fixed operating lease rental expense for container equipment, computer equipment and office space was $7,688, $11,618 and $11,926 for the years ended December 31, 2003, 2002 and 2001, respectively.

      Certain subsidiaries of the Group have fixed operating lease Agreements for container equipment with Other Managed Container Programs. Under these Agreements, the fixed operating lease rental expense was $6,811, $10,382 and $10,379 for the years ended December 31, 2003, 2002 and 2001, respectively. Rental expense for containers, of which $48,919, $40,990 and $43,053 was contingent for the years ended December 31, 2003, 2002 and 2001, respectively, is shown in the statements of income as payments to Managed Container Programs and is described in Note 1. The Company has provided parent company guarantees for the $39,207 of minimum future lease payments outstanding under these Agreements at December 31, 2003. The agreements provide that, in the event of a default by the subsidiary, the Company will pay all amounts due under the Agreements as they fall due. The Agreements contain purchase options which allow the Group to acquire the containers after a period of ten years.

      As described in Note 5, the Group has entered into term operating leases with ocean carriers for equipment that is owned by the Managed Container Programs. The minimum lease rentals receivable in future years under these leases is $89,526. The amounts due to the Managed Container Programs will be calculated after deducting direct operating expenses and the income due to Cronos for managing the containers in accordance with the terms of the individual Agreements. No amount will be payable to the Managed Container Program if the ocean carrier fails to pay the future term lease rentals to the Group.

THE CRONOS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(US dollar amounts in thousands, except per share amounts)

      As of December 31, 2003, future minimum lease payments under operating leases were:

2004	$28,987
2005	21,534
2006	15,510
2007	9,361
2008	5,293
2009 and thereafter	13,412

Total	$94,097

14  Deferred income and deferred acquisition fees

      Deferred income and deferred acquisition fees comprise:

	2003	2002

Advance billings	$1,980	$1,436
Deferred acquisition fees	3,125	3,765

	$5,105	$5,201

      The recognition of deferred acquisition fees is not contingent upon the performance or continuation of any of the Agreements to which they relate. On the termination of an Agreement, any deferred fees are recognized immediately. As of December 31, 2003, deferred acquisition fees are scheduled to be recognized as follows:

2004	$924
2005	698
2006	488
2007	382
2008	203
2009 and thereafter	430

Total	$3,125

15  Commitments and contingencies

i.   Commitments

      At December 31, 2003, the Group had outstanding orders to purchase container equipment of $7,397.

ii.  Guarantee to US Limited Partnership Program

      During 2000, the Group provided a guarantee under a $5,000 third-party loan note (the “Note”) with a 2006 maturity date, to a US Limited Partnership Program. Under the terms of the guarantee, the Group may be liable for any principal and interest outstanding under the terms of the Note in the event of a default by the US Limited Partnership Program. At December 31, 2003, the maximum potential amount of future payments under the guarantee was $2,187 and the fair value of the guarantee was $2,092. The Group has not recorded a liability for its obligation under the guarantee.

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

THE CRONOS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(US dollar amounts in thousands, except per share amounts)

iii.  Parent Guarantee under Agreements with Other Managed Container Programs

      As described in Note 1, subsidiaries of the Company have entered into Agreements with Other Managed Container Programs to manage their containers pursuant to the terms and conditions of the respective Agreements. Under thirteen of these Agreements, the Company has guaranteed the contractual obligations of the subsidiaries. The terms of the guarantees generally obligate the Company to ensure payments and other obligations of the subsidiaries are performed on a timely basis and in accordance with the terms of the Agreement. Should a default occur, the Company would be required to perform the obligations of the subsidiaries until the default was remedied.

      These Agreements with Other Managed Container Programs expire between 2004 and 2012. Should a default occur, the maximum potential amount payable by the Company at the time of the default is estimated to be $4,100, equivalent to the amount payable to the Other Managed Container Programs at December 31, 2003. If the default is not remedied and the Other Managed Container Programs do not subsequently terminate the Agreements, quarterly payments would be due by the Company over the remaining term of the Agreements. Based on current market conditions, the Company estimates that the maximum amount of future payments would be $75,702. The fair value of the estimated amount of maximum future payments is $61,860.

iv.  Agreements with Other Managed Container Programs — early termination options

      Approximately 60% (based on original equipment cost) of the Agreements with Other Managed Container Programs contain early termination options, whereby the container owner may terminate the Agreement if certain performance thresholds are not achieved. At December 31, 2003, approximately 45% (based on original equipment cost) of total Agreements were eligible for early termination. Cronos believes that early termination of these Agreements by the Other Managed Container Programs is unlikely.

v.   Agreements with Other Managed Container Programs — change of control provisions

      Approximately 66% (based on original equipment cost) of Agreements with Other Managed Container Programs provide that a change in ownership of the Group, without the prior consent of the container owner, may constitute an event of default under the Agreement. In substantially all of these Agreements, the consent of the container owners may not be unreasonably withheld. In the event that consent is not obtained, 38% of total Agreements may require the Group to transfer possession of the equipment to another equipment manager. Such transfer of possession may result in the Group incurring certain costs. The remaining 28% of total Agreements may require the Group to purchase the equipment from the container owners pursuant to the terms of their respective Agreements, generally a stipulated percentage (determined by age of the equipment) of the original cost of the equipment.

vi.  Contrin Settlement

      Since 1983, the Group has managed containers for Austrian investment entities collectively known as “Contrin”. As the Group has previously reported, since August 2000 the Group has been defending three lawsuits brought by Contrin, one in Luxembourg and two in the United Kingdom. On November 17, 2003, the Group entered into a settlement with Contrin. The settlement is summarised under “Legal Proceedings” herein, and was reported in the Group’s Form 8-K report filed with the Securities and Exchange Commission on November 26, 2003.

      The terms of the settlement agreement detailed the payment dates for amounts totalling $3,500 to Contrin. Cronos calculated that the present value of the total $3,500 future cash payments under the settlement agreement, discounted using an appropriate risk-free interest rate, was $3,300. The Group made

THE CRONOS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(US dollar amounts in thousands, except per share amounts)

the first installment payment of $300 in November 2003. In addition, the Group had previously recorded a reserve of approximately $3,000 against the Contrin claims. Interest will be charged to the Company’s income statement over the period for performance of the Settlement Agreement using the effective interest rate method.

vii. TOEMT

      Since the 1980s, the Group has managed containers for Transocean Equipment Manufacturing and Trading Limited, a United Kingdom corporation (“TOEMT (U.K.)”). In late 1998 the Group learned that TOEMT had been separately registered by the same name in the Isle of Man (“TOEMT (Isle of Man)”). Both the TOEMTs are in liquidation, represented by the same liquidator. Since the Group learned of the second TOEMT, it set aside the distributions payable with respect to the containers managed for TOEMT in a separate bank account pending clarification of the proper claimant of the distributions. Contrin, as a creditor of TOEMT, has claimed an entitlement to all of the distributions attributable to the containers managed by the Group for TOEMT.

      After negotiations with the liquidator, the Group turned over the set-aside distributions (amounting to approximately $1,334) to the liquidator on December 17, 2003. The Group is in discussions with the liquidator with a view to winding-up the Group’s management of containers for TOEMT and expediting the liquidation of the two TOEMTs. The Group expects to wind up its involvement with the two TOEMTs without material cost to the Group.

16  Common shares

	2003	2002	2001

Common shares outstanding:
At beginning of year	7,360,080	7,364,580	9,158,378
New common shares issued	—	7,500	—
Common shares held in treasury	(100,000)	(12,000)	(1,793,798)

At end of year	7,260,080	7,360,080	7,364,580

      On December 11, 1998, an option to purchase 300,000 common shares was granted to the chief executive officer on his appointment (see Note 17).

      On June 3, 1999, the 1999 Stock Option Plan (the “Plan”) was approved by the Board of Directors. The Plan authorizes the issuance of 500,000 common shares to key employees (see Note 17).

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

      On January 10, 2001, the Non-Employee Director’s Equity Plan (the “Equity Plan”) was approved by the shareholders. The Equity Plan authorized the issuance of 275,000 common shares to non-employee directors (see Note 17).

      In May 2001, the Group was awarded 1,793,798 outstanding common shares in the Company that were beneficially owned by a former chairman and chief executive officer in part consideration for amounts owed under two promissory notes. Cronos formally cancelled and retired the 1,793,798 shares in June 2002 which represented a 19.6% reduction in the number of outstanding common shares of the Group.

      On December 10, 2002, a share repurchase plan was approved, whereby the Board of Directors has authorized the expenditure of up to $500 over the period ending December 10, 2003, for the repurchase of not more than 200,000 shares of the Company’s common shares. At December 31, 2002, 12,000 shares had been repurchased at $3.10 per share. At the annual meeting of shareholders of the Company held on June 5, 2003, the shareholders approved an extension of the grant of authority to the Board to implement a share repurchase program and granted the Board the authority to authorize common share repurchases both in the open market and through privately-negotiated transactions. On August 14, 2003, the Company repurchased 100,000 of its outstanding common shares from a single shareholder of the Company at a purchase price of $2.60 per share, or $260 in the aggregate.

      All 7,260,080 of common shares outstanding rank equally in respect of shareholder rights.

17  Stock-Based Compensation

      Stock-based compensation comprises:

i.   1998 Stock Option Plan

      In December 1998, the Company granted the chief executive officer of the Company, on his appointment, the option to acquire 300,000 common shares in the Company. The term of the option is ten years, and may be exercised, in whole or in part, at any time from the date of grant. If the options are exercised, payment for shares is to be made by cash, the surrender of the Company’s common shares already owned by the employee (valued at their fair market value on the date of the surrender), or an alternate form of payment as may be approved by the Company’s Compensation Committee (the “Committee”). The number and price of shares subject to the option will be adjusted in the event of any stock split, declaration of a stock dividend, or like changes in the capital stock of the Company.

ii.  1999 Stock Option Plan

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

iii.  The Non-Employee Director’s Equity Plan

      The non-employee directors participate in the Non-Employee Directors’ Equity Plan (the “Equity Plan”) in two ways: by electing to receive, in lieu of the cash compensation otherwise payable to the non-employee director, an award of “Director’s Stock Units”, and through the receipt of director’s options (“Director’s Options”) to acquire common shares of the Company. A Director’s Stock Unit is defined as the equivalent of one common share of the Company. A total of 275,000 common shares were made available for issuance under the Equity Plan, both to supply shares for the settlement of Director’s Stock Units into common shares of the Company and for issuance upon the exercise of Director’s Options. The option may be exercised within 10 years of the grant date. The Director’s Options shall vest and become exercisable over three years, with one third exercisable on the first three anniversary dates following the date of the grant. The exercise price of each Director’s Option equals the average of the fair market value of the common shares for the twenty trading days immediately preceding the date of grant of the Director’s Options. A total of 274,998 Directors and Director’s Stock Units have been issued under the Equity Plan.

      During the years ended December 31, 2003, 2002 and 2001, the number of Director’s Stock Units awarded in lieu of compensation and the related weighted average fair values was 15,999, 49,563 and 28,932, respectively, and $3.34, $3.86 and $4.89, respectively. At December 31, 2003 the weighted average remaining contractual life was 8.2 years.

      Compensation expense of $0, $195 and $164 was recognized for the Equity Plan for the years ending December 31, 2003, 2002 and 2001, respectively.

iv.  Stock grant

      On December 1, 2002, a total of 7,500 shares were granted to eligible employees of the Company and its subsidiaries. The purpose of the Company’s restricted stock grants is to increase the number of shareholders of the Company and to further align the interests of the grantees with the interests of the shareholders of the Company. No cash payment will be required of the grantees for the shares. A total of 8,000 Cronos shares have been authorized for grant hereunder. The shares vest upon the second anniversary of the date of grant if the grantee has remained an employee from the date of grant. Upon vesting, the shares are no longer subject to forfeiture. A grantee shall be entitled to all rights of a shareholder of the Company during the time the shares are subject to forfeiture. The fair value of the grant was determined to be $21 calculated at $2.80 per share, being the market value of the shares on the date of the grant, and is amortized to income over the vesting period. At December 31, 2003, the remaining contractual life was 1 year.

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

      In accordance with SFAS 123, the compensation expense incurred in respect of SARs is estimated using the price of the Company’s common shares on the balance sheet date as a surrogate for the price on the date of exercise. A liability is created for the estimated compensation expense and is adjusted up or down at each balance sheet date for changes in the price of the Company’s stock. Compensation expense of $103 and $32 was recognized for the years ended December 31, 2003 and 2001, respectively. For the year ended December 31, 2002, a credit of $94 was recorded to compensation expense. No SARs were redeemed during the three years ended December 31, 2003.

Summary of Stock Option Activity Under All Plans

	For the Years Ended December 31,

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding on January 1	980,000	$4.733	920,000	$4.755	717,600	$6.457
Granted	504	$3.577	60,000	$4.390	245,000	$4.746
SAR conversion	—	—	—	—	60,000	$4.094
Forfeited/ expired	—	—	—	—	(102,600)	$16.250

Outstanding on December 31	980,504	$4.732	980,000	$4.733	920,000	$4.755

Exercisable on December 31	728,750	$4.71	543,750	$4.660	378,750	$4.557

      For options outstanding at December 31, 2003, the exercise prices ranged from $3.58 to $5.25, and the weighted average remaining contractual life was 6.1 years.

vi.  Fair Value Disclosures

      For the years ended December 31, 2003 and 2002, the exercise price for the options granted was less than the market value of the Company shares on the date of the grant. For such stock options, the weighted average exercise prices were $3.58 and $4.39 respectively, and the weighted average fair values were $1.25 and $2.03, respectively. During 2001, 185,000 options were granted at an exercise price equal to the market price on the date of the grant with a weighted average exercise price of $4.875 and a weighted average fair value of $1.71. In addition, 120,000 options were granted during 2001 where the exercise price for the options granted was less than the market value on the date of the grant. The weighted average exercise price and the weighted average fair value for such options on the date of the grant was $4.23 and $2.14, respectively.

      In the case of share grants where the exercise price to be paid is less than the quoted market price of the Company shares at the date of the grant, the Group has recognized compensation expense of $12, $29 and $38 during the years ended December 31, 2003, 2002 and 2001 respectively.

THE CRONOS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(US dollar amounts in thousands, except per share amounts)

      The weighted average fair value of options was determined based on the Black Scholes model, utilizing the following assumptions:

	2003	2002	2001

Expected term in years	10	10	10
Risk free interest rate	3.8%	5.0%	5.2%
Volatility	11.7%	11.5%	10.7%
Dividends	0%	0%	0%

18  Restricted retained earnings

      On an annual basis, Luxembourg law requires appropriation of an amount equal to at least 5% of net income to a legal reserve until such reserve equals 10% of the stated capital related to the outstanding common and preferred shares. This reserve is not available for dividends. At December 31, 2003 and 2002, the legal reserve exceeded the legal minimum by $357.

19  Related party transactions

      The Group had the following transactions with related parties during the years ended December 31, 2003, 2002 and 2001, respectively:

i.   In May 2001, pursuant to legal actions in the US courts, the Group was awarded 1,793,798 outstanding common shares in the Company that were beneficially owned by Mr. Palatin, a former chairman and chief executive officer of the Company, in part consideration for amounts owed under two promissory notes. Mr. Palatin owed the Group $6,227 in principal and $356 in interest under the promissory notes at the time the Group filed its complaint. The Group was also awarded fees and expenses, including attorneys’ fees, incurred in securing the final judgment. The Group reduced the amount owed by Mr. Palatin to a Cronos subsidiary by $6,000, which is a valuation based on the estimated fair value of the shares received. Cronos formally cancelled and retired the 1,793,798 shares in June 2002. Cancelation of the shares represented a 19.6% reduction in the number of outstanding common shares of the Group. As described in “Legal Proceedings” herein, the Group continues to pursue legal actions against Mr. Palatin. Any future amounts received from the settlement will be recorded as income when received.

ii.   For the years ended December 31, 2003 and 2002, the Group sold $42,360 and $18,800 of containers, respectively to a Container Equity Program in which it holds a 50% equity interest. In addition, during the years ended December 31, 2003 and 2002, the Group transferred an additional $999 and $4,672 of containers as capital contributions, respectively.

THE CRONOS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(US dollar amounts in thousands, except per share amounts)

20  Quarterly financial data (unaudited)

      Quarterly financial data has been restated to reflect the adoption of FIN 46R. In addition, a reclassification has been made to the quarterly data in order to conform to the presentation for the year ended December 31, 2003.

(in thousands, except per share data)	1st	2nd	3rd	4th

	Restated	Restated	Restated
2003 quarterly financial data
Total revenues as previously reported	$30,678	$30,804	$32,509	$33,293
- adjustment for effect of change in accounting principle/ reclassification	(216)	(294)	(511)	—
Total revenues as restated	$30,462	$30,510	$31,998	$33,293
Net income as previously reported	$469	$509	$876	$2,364
- adjustment for effect of change in accounting principle	30	(90)	32	—
Net income as restated	$499	$419	$908	$2,364
Basic net income per common share as previously reported	$0.06	$0.07	$0.12	$0.32
- adjustment for effect of change in accounting principle	—	—	—	—
Basic net income per common share as restated	$0.06	$0.07	$0.12	$0.32
Diluted net income per common share as previously reported	$0.06	$0.07	$0.12	$0.30
- adjustment for effect of change in accounting principle	—	—	—	—
Diluted net income per common share as restated	$0.06	$0.07	$0.12	$0.30

	1st	2nd	3rd	4th

	Restated	Restated	Restated	Restated
2002 quarterly financial data
Total revenues as previously reported	$29,992	$29,408	$29,463	$30,828
- adjustment for effect of change in accounting principle/ reclassification	9	(77)	(164)	(136)
Total revenues as restated	$30,001	$29,331	$29,299	$30,692
Net income as previously reported	$188	$2,593	$219	$58
- adjustment for effect of change in accounting principle	(263)	(345)	(153)	12
Net income (loss) as restated	$(75)	$2,248	$66	$70
Basic net income per common share as previously reported	$0.03	$0.35	$0.03	$0.01
- adjustment for effect of change in accounting principle	$(0.04)	$(0.05)	$(0.02)	—
Basic net income (loss) per common share as restated	$(0.01)	$0.30	$0.01	$0.01
Diluted net income per common share as previously reported	$0.03	$0.35	$0.03	—
- adjustment for effect of change in accounting principle	$(0.04)	$(0.05)	$(0.02)	$0.01
Diluted net income (loss) per common share as restated	$(0.01)	$0.30	$0.01	$0.01

CF LEASING LIMITED

Financial statements as of December 31, 2003 and 2002

and for the year ended December 31, 2003 and for the period
September 18, 2002 to December 31, 2002
and Independent Auditors’ Report

INDEPENDENT AUDITORS’ REPORT

To the Shareholders and Board of Directors of CF Leasing Limited:

      We have audited the accompanying balance sheets of CF Leasing Limited (“the Company”) as of December 31, 2003 and 2002, and the related statements of income, cash flows and shareholders’ equity for the year ended December 31, 2003 and the period from September 18, 2002 to December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the year ended December 31, 2003 and the period from September 18, 2002 to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Reading, United Kingdom
March 26, 2004

CF LEASING LIMITED

BALANCE SHEETS

December 31, 2003 and 2002
(US dollar amounts in thousands)

	Note	2003	2002

Assets
Cash and cash equivalents		$1,370	$1,277
Restricted cash		421	220
Amounts receivable from a related party	9	1,350	295
Net investment in direct financing leases, including amounts due within twelve months of $1,005 and $260 respectively	2	6,466	1,594
Container equipment, net of accumulated depreciation of $4,074 and $779 respectively	4	61,565	25,831
Other assets		1,159	249

Total assets		$72,331	$29,466

Liabilities and shareholders’ equity
Amounts payable to a related party	10	273	29
Other amounts payable and accrued expenses		76	29
Loan notes issued to affiliate and other party	5	54,842	22,202

Total liabilities		55,191	22,260

Shareholders’ equity
Common shares, par value $1 per share (24,000 shares authorised, issued and outstanding)		24	24
Additional paid-in capital		14,169	7,071
Accumulated other comprehensive loss		(162)	—
Accumulated surplus		3,109	111

Total shareholders’ equity		17,140	7,206

Total liabilities and shareholders’ equity		$72,331	$29,466

The accompanying notes are an integral part of these financial statements.

CF LEASING LIMITED

STATEMENTS OF INCOME

For the year ended December 31, 2003 and for the period
September 18, 2002 to December 31, 2002
(US dollar amounts in thousands)

	Note	2003	2002

Container revenue	3	$7,184	$1,619
Fees and other income	7	894	5

Total revenues		8,078	1,624

Depreciation	4	3,330	779
Selling, general and administrative expenses		90	10
Interest expense	8	1,660	224

Total expenses		5,080	1,013

Net income		2,998	611
Other comprehensive loss:
Fair market value of adjustments on cash flow hedge	6	(162)	—

Comprehensive income		$2,836	$611

The accompanying notes are an integral part of these financial statements.

CF LEASING LIMITED

STATEMENTS OF CASH FLOWS

For the year ended December 31, 2003 and for the period
September 18, 2002 to December 31, 2002
(US dollar amounts in thousands, except per share amounts)

	2003	2002

Cash flows from operating activities
Net income	$2,998	$611
Adjustments to reconcile net income to net cash provided by operating activities:
- Depreciation	3,330	779
- Gain on disposal of fixed assets	(17)	(3)
- Increase in amounts receivable	(1,135)	(859)
- Increase in amounts payable to unrelated parties	116	152

Net cash provided by operating activities	5,292	680

Cash flows from investing activities
Purchase of container equipment	(38,253)	(18,862)
Investment in equipment acquired for direct financing leases	(5,689)	—
Proceeds from sales of container equipment	205	7

Net cash used in investing activities	(43,737)	(18,855)

Cash flows from financing activities
Proceeds from issuance of term debt	32,640	22,202
Dividend paid	—	(500)
Return to investors of capital contributions	—	(2,250)
Cash deposits (restricted)	(201)	—
Additional paid in capital	6,099	—

Net cash provided by financing activities	38,538	19,452

Net increase in cash	93	1,277
Cash at beginning of year	1,277	—

Cash at end of year	$1,370	$1,277

Supplementary disclosure of cash flow information:
Cash paid during the year for:
- interest	$1,433	$188
- dividends	—	2,750
Non-cash items:
- container equipment contributed as equity	999	7,753
- net investment in direct financing leases contributed as equity	—	1,591

The accompanying notes are an integral part of these financial statements.

CF LEASING LIMITED

STATEMENTS OF SHAREHOLDERS’ EQUITY

For the year ended December 31, 2003 and for the period
September 18, 2002 to December 31, 2002
(US dollar amounts in thousands)

			Accumulated
		Additional	other		Total
	Common	paid-in	comprehensive	Retained	shareholders’
	shares	capital	income	earnings	equity

Balance, September 17, 2002	$12				$12
Net income				611	611
Equity dividends paid				(500)	(500)
Shares issued	12	7,071			7,083

Balance, December 31, 2002	24	7,071		111	7,206
Capital contributions		7,098			7,098
Net income				2,998	2,998
Reduction in fair value of financial derivatives			(162)		(162)

Balance, December 31, 2003	$24	$14,169	$(162)	$3,109	$17,140

The accompanying notes are an integral part of these financial statements.

CF LEASING LIMITED

NOTES TO THE FINANCIAL STATEMENTS

(US dollar amounts in thousands)

1.   Summary of significant accounting policies

      A summary of the principal accounting policies, all of which have been applied consistently throughout the year, is set out below.

a)  Nature of operations

      CF Leasing Limited (the “Company”) was incorporated in Bermuda on October 5, 2001. Its principal activity is the investment in and leasing of marine cargo containers. From the date of incorporation until September 17, 2002, FB Aviation & Intermodal Finance Holding B.V. (“FB Intermodal Finance”), formerly MeesPierson Transport & Logistics Holding B.V. was the sole member of the Company. On September 18, 2002, Cronos Equipment (Bermuda) Limited (“CEB”) acquired 12,000 shares in the Company becoming a 50% equity holder.

      The Company has entered into a master lease agreement (the “Agreement”) with Cronos Containers (Cayman) Ltd. (“CAY”), an affiliate of CEB, whereby CAY will manage the containers under specific guidelines provided for in the Agreement. Pursuant to the Agreement, CAY will perform or contract with its related party, Cronos Containers Limited (“CCL”) to perform all services related to operating and leasing the containers, including the leasing, managing and re-leasing containers to ocean carriers. The Agreement permits CCL to use the containers owned or leased by CAY, together with containers owned or managed by CCL and its affiliates, as part of a single fleet operated without regard to ownership. CAY, CEB and CCL are wholly-owned subsidiaries of The Cronos Group.

      The Agreement is in the form of a master lease whereby payments do not become due from CAY until such time as the containers have been placed on lease to an ocean carrier. The Agreement contains leases within the scope of Statement of Financial Accounting Standards (“SFAS”) No. 13 — “Accounting for Leases” (“SFAS 13”), and is accounted for as a lease under which the Company is lessor and CAY is lessee.

      The Company finances the acquisition of marine cargo containers through equity contributions from FB Intermodal Finance and CEB and under a syndicated loan facility for which Fortis Bank (Nederland) N.V. (“Fortis”) acts as agent. FB Intermodal Finance and Fortis are ultimately equally owned by Fortis S.A./N.V., a company incorporated in Belgium, and by Fortis N.V., a company incorporated in The Netherlands.

      These financial statements have been prepared solely for the purpose of meeting the local requirements to prepare accounts in Bermuda and for the use of the directors.

b)  Basis of accounting

      The Company utilises the accrual method of accounting. Container revenue is recorded by the Company in each period based upon the Agreement with CAY.

c)  Leases

      Operating leases. As mentioned under note 1 a) — Nature of operations, the Company has entered into a master lease agreement with CAY, whereby CAY will contract with CCL to lease containers to ocean carriers, principally as lessor in operating leases. The lease agreements, which CCL enters into with ocean carriers, generally take the form of a master lease or term lease.

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

CF LEASING LIMITED

NOTES TO THE FINANCIAL STATEMENTS (continued)

(US dollar amounts in thousands)

      Term leases provide the ocean carriers with specified container equipment for a specified term. The rentals are based upon the number of containers leased, the applicable per diem rate and the length of the lease, irrespective of the number of days during which the ocean carrier actually uses the containers. Term leases typically range from a period of three to five years.

      The Company recognises container revenue based upon operating lease rentals from the operating lease agreements between CCL and its various lessees, less direct operating expenses incurred by CCL and management fees due to CAY.

      Direct financing leases with customers. The Company has entered into direct financing leases as lessor for container equipment, which it owns. The net investment in direct financing leases represents the receivables due from lessees net of unearned income. Unearned income is recognised in the Statement of Income to give a constant return on capital over the lease term and is recorded as part of commissions, fees and other operating income.

      Direct financing leases are usually long-term in nature, typically ranging from a period of three to seven years and require relatively low levels of customer service. They ordinarily require fixed payments over a defined period and provide customers with an option to purchase the subject containers at the end of the lease term. Per diem rates include an element of repayment of capital and therefore are higher than rates charged under either term or master leases.

d)  Taxation

      The Company is an exempt company as defined by the Companies Act 1981 (Bermuda), and accordingly no income tax provision nor income tax disclosure is required.

e)  Translation of foreign currencies

      The majority of the Company’s revenue is denominated in US dollars as are a significant proportion of total costs, including container purchases. Accordingly, the functional currency of the Company is the US dollar, the currency in which the financial statements are prepared.

      Transactions denominated in other currencies are translated into US dollars and recorded at the rate of exchange at the date of the transaction. Balances denominated in other currencies are translated into US dollars at the rate of exchange on the balance sheet date. Exchange differences arising are charged or credited to the statements of income.

f)  Cash and cash equivalents

      The Company places its cash in short-term current and deposit bank accounts with original maturities of three months or less. No losses have been experienced in such accounts and management believes it is not exposed to any significant credit risk.

g)  Container equipment

      Container equipment is carried at cost less accumulated depreciation. Containers are depreciated on a straight-line basis as follows:

      Refrigerated container equipment is depreciated over a useful life of 12 years to a residual value of 15%. Dry cargo and other container equipment is depreciated over a useful life of 15 years to a residual value of 10%.

CF LEASING LIMITED

NOTES TO THE FINANCIAL STATEMENTS (continued)

(US dollar amounts in thousands)

h)  Asset impairment

      Container equipment is reviewed when changes in circumstances require consideration as to whether their carrying value has become impaired, pursuant to guidance established in SFAS No. 144 — “Accounting for the Impairment or Disposal of Long-Lived Assets”. Management considers assets to be impaired if the carrying value of the asset exceeds the future projected cash flows from related operations (undiscounted and without interest charges). When impairment is deemed to exist, the assets are written down to fair value or projected discounted cash flows from related operations. The Company evaluates future cash flows and potential impairment of its fleet by container type rather than for each individual container. Therefore, future losses could result for individual container dispositions due to various factors including age, condition, suitability for continued leasing, as well as geographic location of the containers where disposed. Management also evaluates the period of amortisation to determine whether subsequent events and circumstances warrant revised estimates of useful lives. No impairment charge has been recorded for any of the periods presented in these financial statements.

i)  Fair value of financial instruments

      SFAS No. 107 — “Disclosures about Fair Value of Financial Instruments” requires the disclosure of fair value, to the extent practicable for financial instruments, which are recognised or unrecognised in the balance sheet. Fair value of the financial instruments disclosed in the balance sheet is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. For certain financial instruments, including cash and cash equivalents, and trade receivables and payables, it was assumed that the carrying amount approximated fair value because of the near term maturitics of such obligations.

j)  Use of estimates

      The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

k)  Derivative financial instruments

      The Company accounts for derivative financial instruments in accordance with SFAS No. 133 — “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 was further amended by SFAS No. 149 — “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value and that changes in the fair value of derivatives are recorded each period in earnings or other comprehensive income, depending on the type of hedging instrument and the effectiveness of the hedges.

      The current risk management strategy of the Company involves the use of interest rate swap agreements which are designed to manage interest rate risks created by the Company’s variable interest rate loan facility. All such contracts are highly effective cash flow hedges since the terms of the interest rate swap agreements are substantially similar to the hedged loan agreements and the book values of the derivatives are adjusted to their fair market values at the end of each calendar quarter.

      The Company evaluates all derivative instruments each quarter to determine that they are highly effective. Any ineffectiveness is recorded in the statements of income.

CF LEASING LIMITED

NOTES TO THE FINANCIAL STATEMENTS (continued)

(US dollar amounts in thousands)

l)   New Accounting Pronouncements

      In April 2003, the Financial Accounting Standards Board issued SFAS No. 149 — “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). This statement amends and clarifies reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities, and is effective for contracts entered into or modified after 30 June 2003. The adoption of SFAS 149 does not have a material impact on the Company.

      In May 2003, the Financial Accounting Standards Board issued SFAS No. 150 — “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 modifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. It requires that those instruments be classified as liabilities in statements of financial position. SFAS 150 affects an issuer’s accounting for three types of freestanding financial instruments, namely:

-	mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets.

-	instruments, other than outstanding shares, that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. These instruments include put options and forward purchase contracts.

-	obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers’ shares.

      SFAS 150 does not apply to features embedded in financial instruments that are not derivatives in their entirety.

      In addition to its requirements for the classification and measurement of financial instruments within its scope, SFAS 150 also requires disclosures about alternative ways of settling those instruments and the capital structure of entities, all of whose shares are mandatorily redeemable.

      SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS 150 does not have any impact on the financial statements of the Company.

2.   Restricted cash

      Under the terms of its primary debt facilities, the Company is required to hold minimum balances on deposit in its restricted cash account. The minimum balance on the restricted cash account equates to one quarter of interest on the outstanding principal balance of the loan with Fortis. The account would be utilised in the event that adequate funds were not available to meet the scheduled debt service payments, or in order to pay fees in connection with the selection of a replacement manager in the event of a default that is not remedied.

CF LEASING LIMITED

NOTES TO THE FINANCIAL STATEMENTS (continued)

(US dollar amounts in thousands)

3.   Net investment in direct financing leases

      The Company, as lessor, has entered into various leases of equipment that qualify as direct financing leases. The minimum future lease rentals under these direct financing leases, net of unearned income, are due as follows:

	Net Lease	Unearned Lease	Minimum Future
	Receivables	Income	Lease Rentals

December 31, 2002	$1,594	$278	$1,872

December 31, 2003
2004	1,213	699	1,912
2005	1,365	554	1,919
2006	1,576	372	1,948
2007	1,595	180	1,775
2008	656	20	676
2009 and thereafter	61	1	62

Total	$6,466	$1,826	$8,292

4.   Container revenue

      Container revenue included $1,000 and $344 of contingent revenue for the year ended December 31, 2003, and for the period September 18, 2002 to December 31, 2002, respectively.

      As of December 31, 2003, the minimum container revenue receivable in future years on term operating leases were:

2004	$8,647
2005	8,057
2006	7,034
2007	4,811
2008	1,671
2009 and thereafter	237

Total	$30,457

CF LEASING LIMITED

NOTES TO THE FINANCIAL STATEMENTS (continued)

(US dollar amounts in thousands)

5.   Container equipment

Cost
Balance, September 17, 2002	—
Additions	$26,613
Disposals	(3)

Balance, December 31, 2002	$26,610

Additions	39,252
Disposals	(223)

Balance, December 31, 2003	$65,639

Accumulated depreciation
Balance, September 17, 2002	—
Depreciation expense	779
Disposals	—

Balance, December 31, 2002	$779

Depreciation expense	3,330
Disposals	(35)

Balance, December 31, 2003	$4,074

Book value
December 31, 2003	$61,565

December 31, 2002	$25,831

6.   Debt

      As of December 31, 2003, the Company had an $80,000 loan facility under which $54,842 was outstanding. The rate of interest on this facility is based on an adjusted London Inter Bank Offered Rate (“Libor”) plus a margin. The size of the margin is dependent on the length of time the facility has been in use and on the amount outstanding. The terms of the loan facility require the Company to enter into interest rate swap agreements (see note 7) to convert floating interest rates into fixed rates and thereby manage its exposure to fluctuations in future interest rates. Amounts due under this facility are secured against container equipment. The average interest rate under this facility was 3.1% and 3% for the year ended December 31, 2003, and for the period September 18, 2002 to December 31, 2002, respectively.

      The Company has issued loan notes to Fortis and to another bank under this loan facility for which Fortis acts as agent. The amount outstanding under the loan notes held by Fortis was $28,260 and $9,868 at December 31, 2003 and 2002, respectively.

      Debt comprised:

			Interest Rate % at
	2003	2002	December 31, 2003/ 2002

Floating rate debt	$12,697	$22,202	2.7/3.2
Fixed rate debt	42,145	—	4.0-5.4/—

Total debt	$54,842	$22,202

CF LEASING LIMITED

NOTES TO THE FINANCIAL STATEMENTS (continued)

(US dollar amounts in thousands)

      At December 31, 2003, the estimated fair value of debt, which was calculated using the market rates prevailing at the balance sheet date was $58,157. At December 31, 2002, the fair value of debt approximated the carrying value.

      As of December 31, 2003, the annual maturities of debt were:

2004	$1,371
2005	5,484
2006	5,621
2007	6,170
2008	6,718
2009 and thereafter	29,478

Total	$54,842

7.   Derivative accounting policies

      The Company has adopted SFAS 133 as amended, which requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in earnings or other comprehensive income, depending on the type of hedging instrument and the effectiveness of the hedges.

      At the inception of the hedging relationship, the Company must designate the derivative instrument as a fair value hedge, a cash flow hedge or the hedge of a net investment in a foreign operation. The Company has designated its derivative financial instruments as cash flow hedges and tested the effectiveness of these instruments at inception. Thereafter, effectiveness testing is performed quarterly.

      The Company’s risk management strategy includes utilising derivative financial instruments (in the form of interest rate swap agreements), which effectively convert floating interest rates into fixed rates and thereby manages its exposure to fluctuations in future interest rates.

      As of December 31, 2003, the Company had entered into five interest rate swap agreements with a financial institution for which the notional balance was $42,145. These agreements are used by the Company to manage interest rate risks created by its variable interest rate loan facility. These agreements terminate at various dates during the period 2006 to 2008. The Company has concluded that these agreements perfectly match the interest payments due on the loan facility to which they relate, and are therefore considered perfect hedges.

      At December 31, 2003, the unrealised loss on these cash flow hedges of $162 was recorded as other comprehensive loss. Management estimates that approximately $57 of the accumulated other comprehensive loss will be reclassified into the statement of income within the next twelve months. Amounts recorded in other comprehensive loss will be reclassified into earnings upon the expiry of the interest swap agreements.

8.   Fees and other income

      Fees and other income included direct financing lease income of $590 and $32 for the year ended December 31, 2003, and for the period September 18, 2002 to December 31, 2002, respectively.

CF LEASING LIMITED

NOTES TO THE FINANCIAL STATEMENTS (continued)

(US dollar amounts in thousands)

9.   Related party transactions

      The Company had the following transactions with related parties during the year ended December 31, 2003, and for the period September 18, 2002 to December 31, 2003, respectively:

	2003	2002

Container acquisitions:
- CAY	$39,470	$18,800
- CEB	4,609	—

      During the year ended December 31, 2003, and for the period September 18, 2002 to December 31, 2003, the statements of income of the Company included the following transactions with related parties:

	2003	2002

Container revenue earned from CAY	$7,184	$1,619
Fortis interest expense (acting as agent for the loan facility)	1,660	224

10. Amounts receivable from a related party

      The Company had amounts receivable for container revenue from CAY of $1,350 and $295 at December 31, 2003 and 2002, respectively.

11. Amount payable to a related party

      In addition to the loan notes payable to Fortis, the Company had amounts payable to Fortis for interest expense of $273 and $29 at December 31, 2003 and 2002, respectively.