Form 10-Q
period 2004-03-31
CRONOS GROUP
filed 2004-05-14
CIK 919869

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2004

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
(352) 453145

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

     The number of Common Shares outstanding as of May 14, 2004 :

Class	Number of Shares Outstanding

Common	7,260,080

The Cronos Group

The Cronos Group

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

Management Representation

     Unless the context indicates otherwise, the “Company” means The Cronos Group and, where appropriate, includes its subsidiaries and predecessors, while “Cronos” or the “Group” means The Cronos Group together with its subsidiaries and predecessors.

     The condensed unaudited consolidated interim financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.

     These condensed unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K.

     This financial information reflects, in the opinion of management, all adjustments necessary to present fairly, the results for the interim periods. Such adjustments consist of only normal recurring adjustments. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

     As discussed in the Company’s 2003 Form 10-K, the Group adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 46 Revised - “Consolidation of Variable Interest Entities” (“FIN 46R”) in December 2003 by restating previously issued financial statements with a cumulative effect adjustment at the beginning of 2001. This restatement included the first three quarters of 2003.

     The information in this Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the securities laws. These forward-looking statements reflect the current view of the Group with respect to future events and financial performance and are subject to a number of risks and uncertainties, many of which are beyond the Group’s control. All statements, other than statements of historical facts included in this report, regarding the Group’s strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of the Group are forward-looking statements. When used in this report, the words “will”, “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project”, and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. All forward-looking statements speak only as of the date of this report. The Group does not undertake or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

The Cronos Group

(US dollar amounts in thousands, except per share amounts)

Condensed Unaudited Consolidated Statements of Income

	Three Months Ended
	March 31,
	2004	2003
		Restated
Gross lease revenue	$30,903	$28,753
Equipment trading revenue	2,576	655
Commissions, fees and other income:
- Container Equity Programs	223	281
- Unrelated parties	334	773

Total revenues	34,036	30,462

Direct operating expenses	7,008	5,685
Payments to Managed Container Programs:
- Container Equity Programs	6,490	5,465
- Other Managed Container Programs	7,952	8,426
Equipment trading expenses	2,296	570
Depreciation and amortization	4,294	4,538
Selling, general and administrative expenses	4,242	3,831
Interest expense	1,154	1,493

Total expenses	33,436	30,008

Income before income taxes and equity in earnings of affiliate	600	454
Income taxes	(343)	(171)
Equity in earnings of unconsolidated affiliate	532	216

Net income	789	499
Other comprehensive income (loss):
- change in fair value of forward exchange contracts, net of tax	271	—
- change in fair value of derivatives held by unconsolidated affiliate, net of tax	(237)	—

Comprehensive income	$823	$499

Basic net income per common share	$0.11	$0.06

Diluted net income per common share	$0.10	$0.06

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

The Cronos Group

(US dollar amounts in thousands, except per share amounts)

Condensed Unaudited Consolidated Balance Sheets

	March 31,	December 31,
	2004	2003
Assets
Cash and cash equivalents	$9,460	$8,432
Restricted cash	1,032	1,033
Amounts due from lessees, net	22,452	22,766
Amounts receivable from Managed Container Programs	3,543	3,399
New container equipment for resale	13,966	10,816
Net investment in direct financing leases	7,803	8,376
Investments	9,241	8,570
Container equipment, net	156,688	155,504
Other equipment, net	615	604
Goodwill, net	11,038	11,038
Other intangible assets, net	674	721
Other assets	6,623	6,778

Total assets	$243,135	$238,037

Liabilities and shareholders’ equity
Amounts payable to Managed Container Programs	$16,992	$17,643
Amounts payable to container manufacturers	20,670	17,312
Direct operating expense payables and accruals	4,917	5,269
Other amounts payable and accrued expenses	7,679	8,489
Debt and capital lease obligations	120,866	119,205
Current and deferred income taxes	2,965	2,981
Deferred income and unamortized acquisition fees	6,187	5,105

Total liabilities	180,276	176,004

Shareholders’ equity
Common shares issued and outstanding (7,372,080 shares)	14,744	14,744
Additional paid-in capital	46,555	46,552
Common shares held in treasury (112,000 shares)	(297)	(297)
Accumulated other comprehensive loss	(372)	(406)
Restricted retained earnings	1,832	1,832
Retained earnings (accumulated deficit)	397	(392)

Total shareholders’ equity	62,859	62,033

Total liabilities and shareholders’ equity	$243,135	$238,037

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

The Cronos Group

(US dollar amounts in thousands, except per share amounts)

Condensed Unaudited Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2004	2003
		Restated
Net cash provided by operating activities	$5,588	$6,004

Cash flows from investing activities
Purchase of container and other equipment	(11,937)	(6,652)
Investment in unconsolidated affiliate	(139)	—
Investment in equipment acquired for direct financing lease	—	(712)
Proceeds from sales of container and other equipment	6,238	2,265

Net cash used in investing activities	(5,838)	(5,099)

Cash flows from financing activities
Proceeds from issuance of term debt	11,929	6,957
Repayments of term debt and capital lease obligations	(10,506)	(7,323)
Dividend paid	(145)	(147)

Net cash provided by (used in) financing activities	1,278	(513)

Net increase in cash and cash equivalents	1,028	392
Cash and cash equivalents at beginning of period	8,432	5,626

Cash and cash equivalents at end of period	$9,460	$6,018

Supplementary disclosure of cash flow information:
Cash paid during the period for:
- interest	$954	$1,292
- income taxes	371	361
Cash received during the period for:
- interest	9	73
- income taxes	—	60
Non-cash activities:
- container equipment acquired under capital lease	268	—

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

The Cronos Group

(US dollar amounts in thousands, except per share amounts)

Consolidated Unaudited Statement of Shareholders’ Equity

Three months ended March 31, 2004

				Accumulated		Retained
		Additional	Common	other	Restricted	earnings	Total
	Common	paid-in	shares held	comprehensive	retained	(accumulated	shareholders’
	shares	capital	in treasury	income / (loss)	earnings	deficit)	equity
Balance, December 31, 2003	$14,744	$46,552	$(297)	$(406)	$1,832	$(392)	$62,033
Net income						789	789
Amortization of employee share grant		3					3
Other comprehensive loss				34			34

Balance, March 31, 2004	$14,744	$46,555	$(297)	$(372)	$1,832	$397	$62,859

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

The Cronos Group

(US dollar amounts in thousands, except per share amounts)

Notes to the Condensed Unaudited Consolidated Financial Statements

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

2. Restatement of previously issued condensed unaudited consolidated financial statements

     Quarterly financial data has been restated to reflect the adoption of FIN 46R. In addition, a reclassification has been made to the quarterly data in order to conform to the presentation for the year ended December 31, 2003.

Quarterly financial data for the three months ended March 31, 2003:

Total revenues as previously reported	$30,678
- adjustment for effect of change in accounting principle / reclassification	(216)
Total revenues restated	$30,462

Net income as previously reported	$469
- adjustment for effect of change in accounting principle	30
Net income restated	$499

Basic and diluted net income per common share as previously reported	$0.06
- adjustment for effect of change in accounting principle	—
Basic and diluted net income per common share restated	$0.06

3. Stock-Based Compensation

     The Group has adopted disclosure requirements under Statement of Financial Accounting Standards (“SFAS”) No. 123 — “Accounting for Stock-Based Compensation” (“SFAS 123”) and SFAS No. 148 — “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”), but continues to account for stock-based compensation under Accounting Principles Board Opinion (“APB”) No. 25 — “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, compensation expense is measured as the amount by which the quoted market price of the stock at the date of the grant or award exceeds the exercise price, if any, to be paid by an employee and is recognized as expense over the period in which the related services are performed. In accordance with SFAS 123, the Company discloses the fair value of its stock options, which is calculated based on the Black Scholes option-pricing model.

The Cronos Group

(US dollar amounts in thousands, except per share amounts)

     If the stock options had been accounted for under a fair value based method of accounting, the impact on the Group’s net income and net income per share would have been as follows:

	Three Months Ended
	March 31,
	2004	2003
		Restated
Net income:
- as reported	$789	$499

- pro forma	$778	$431

Basic net income per share:
- as reported	$0.11	$0.06

- pro forma	$0.11	$0.06

Diluted net income per share:
- as reported	$0.10	$0.06

- pro forma	$0.10	$0.06

The Cronos Group

(US dollar amounts in thousands, except per share amounts)

4. Operating segment data

Segment information is provided in the tables below:

		Other
	Container	Managed
	Equity	Container	Owned
	Programs	Programs	Containers	Total
Three months ended March 31, 2004
- gross lease revenue	$9,811	$11,332	$9,760	$30,903
- direct operating expenses	(2,131)	(3,060)	(1,817)	(7,008)

- net lease revenue	7,680	8,272	7,943	23,895
- direct financing lease income	—	—	382	382
- payments to Managed Container Programs	(6,490)	(7,952)	—	(14,442)
- container depreciation	—	—	(4,194)	(4,194)
- container interest expense	—	—	(1,124)	(1,124)

Segment profit	$1,190	$320	$3,007	$4,517

Segment assets at end of period	$22,291	$13,645	$207,199	$243,135

Three months ended March 31, 2003, restated
- gross lease revenue	$8,058	$11,340	$9,355	$28,753
- direct operating expenses	(1,670)	(2,575)	(1,440)	(5,685)

- net lease revenue	6,388	8,765	7,915	23,068
- direct financing lease income	—	—	352	352
- payments to Managed Container Programs	(5,465)	(8,426)	—	(13,891)
- container depreciation	—	—	(4,442)	(4,442)
- container interest expense	—	—	(1,486)	(1,486)

Segment profit	$923	$339	$2,339	$3,601

Segment assets at end of period	$15,940	$11,493	$210,072	$237,505

The Cronos Group

(US dollar amounts in thousands, except per share amounts)

Reconciliation of profit for reportable segments to income before income taxes and equity in earnings of affiliate:

	Three Months Ended
	March 31,
	2004	2003
		Restated
Segment profit	$4,517	$3,601
Equipment trading revenue	2,576	655
Unallocated commissions, fees and other income	175	702
Equipment trading expenses	(2,296)	(570)
Amortization of intangible assets	(47)	(47)
Non container depreciation	(53)	(49)
Selling, general and administrative expenses	(4,242)	(3,831)
Non container interest expense	(30)	(7)

Income before income taxes and equity in earnings in affiliate	$600	$454

5. Earnings per common share

     The components of basic and diluted net income per share were as follows:

	Three Months Ended
	March 31,
	2004	2003
		Restated
Net income available for common shareholders	$789	$499

Average outstanding shares of common stock	7,260,080	7,360,080
Dilutive effect of:
- 1998 stock option plan	69,221	—
- warrants	44,916	—
- 1999 stock option plan	50,640	—
- non-Employee Directors’ Equity Plan	139,603	109,869

Common stock and common stock equivalents	7,564,460	7,469,949

Basic net income per share	$0.11	$0.06

Diluted net income per share	$0.10	$0.06

     As at March 31, 2003, options to acquire 1,180,000 shares were outstanding with a weighted average exercise price of $4.68 each but were not included in the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common shares.

The Cronos Group

6. Amounts receivable from Managed Container Programs

     Amounts receivable from Managed Container Programs include amounts due from related parties of $3.5 million and $3.4 million at March 31, 2004, and December 31, 2003, respectively.

7. Investments

     Investments comprise investments in Container Equity Programs and take two forms:

     Under the first form, the investments comprise the Group’s equity interests as a general partner in eight US Limited Partnership Programs. In accordance with FIN 46R, the Company has determined that the eight limited partnerships qualify as variable interest entities. In each case, the Company has concluded that neither the Company, nor any of its subsidiaries, is the primary beneficiary of any US Limited Partnership Program.

     Cronos raised capital through investment syndication activities from 1979 to 1997 by organizing and sponsoring public limited partnership offerings and originally sponsored sixteen public limited partnerships, raising over $478 million from over 37,000 investors; eight of the original sixteen partnerships have now been dissolved. These general partner investments are accounted for using the equity method.

     The partnerships are all California limited partnerships managed by Cronos Capital Corp., a subsidiary of the Company. The objectives of the partnerships are to invest in marine cargo containers to generate a continuing income for distribution to the limited partners, and to realise the residual value of the container equipment at the end of its useful economic life or upon the dissolution of the individual partnerships. At March 31, 2004, the US Limited Partnership Programs had total assets of $120.4 million and total liabilities of $4.7 million. The general partner is indemnified by the partnerships for any liabilities suffered by it arising out of its activities as general partner, except in the case of misconduct or negligence. As a limited liability partnership, the limited partners may not be assessed for additional capital contributions and therefore it is possible that the general partner could be liable for any additional contributions required.

     Under the second form, the Group has a 50% equity investment in an entity known as the Joint Venture Program or CF Leasing Ltd. The Joint Venture Program is a container purchase entity that was established in 2002 to acquire and lease marine cargo containers to third parties. It is a bankruptcy-remote, special purpose entity organized under the laws of Bermuda. The Joint Venture Program is accounted for using the equity method. The Group has determined that the joint venture is not a variable interest entity as defined by FIN 46R. At March 31, 2004, the Joint Venture Program had total assets of $78.7 million and total liabilities of $60.2 million. For the three months ended March 31, 2004, the Joint Venture Program reported total revenues of $3.3 million and net income of $1.1 million. The maximum exposure of Cronos to losses as a result of its involvement with the Joint Venture Program is limited to the level of its equity investment in the Joint Venture Program at any point in time.

The Cronos Group

8. Container equipment

     Container equipment is net of accumulated depreciation of $117 million and $115.5 million at March 31, 2004, and December 31, 2003, respectively.

     The Group reviews its Owned Container equipment when changes in circumstances require consideration as to whether the carrying value of the equipment may have become impaired, pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Management considers assets to be impaired if the carrying value of the asset exceeds the future projected cash flows from use and eventual disposition (undiscounted and without interest charges). When impairment is deemed to exist, the assets are written down to fair value. The Group periodically evaluates future cash flows and potential impairment of its fleet by container type rather than for each individual container. Therefore, future losses could result for individual container dispositions due to various factors including age, condition, suitability for continued leasing, as well as geographic location of the containers where disposed. In addition, subjective management judgement is required in estimating future cash flows from container operations. Accordingly, the estimates may not be indicative of the amounts that may be realized in future periods.

9. Hedging transactions and derivative financial instruments

     The purpose of Cronos’ foreign currency hedging activities is to reduce the risk that non US dollar denominated sales transactions will be adversely affected by exchange rate movements between the sales transaction currency and the US dollar. During 2003, Cronos entered into foreign currency forward contracts to reduce exposure to exchange rate risks associated with a Euro denominated sales agreement. The hedge has been designated a fully effective cash flow hedge as the critical terms of the forward contracts match those of the hedged item. The changes in the fair value of the hedge are reported as a component of other comprehensive income and are reclassified into earnings as equipment trading revenue on the contracted performance dates of the sales agreement. For the quarter ended March 31, 2004, $0.1 million after taxes was credited to other comprehensive income representing the increase in the fair value of the forward contracts. In addition, $0.2 million was reclassified from other comprehensive income to equipment trading revenue during the quarter on the related contracted sales agreement performance dates. The remaining forward contracts expire in the second calendar quarter of 2004.

10. Amounts payable to Managed Container Programs

     Amounts payable to Managed Container Programs include amounts payable to related parties of $8.8 million and $9.3 million at March 31, 2004, and December 31, 2003, respectively.

11. Debt and capital lease obligations

     Debt and capital lease obligations are secured by container equipment and include amounts due within twelve months of $13.9 million and $12.8 million at March 31, 2004, and December 31, 2003, respectively. Interest rates under these facilities range from 2.6% to 3.4% and they extend to various dates through 2013.

     All of the debt and capital lease facilities involve agreements between subsidiaries of the Company and financial institutions. The Company has provided parent company guarantees for the $120.9 million outstanding which provide that, in the event of a default by the subsidiary, the Company will pay all amounts due under the agreements as they fall due. Based on March 2004 interest rates, the maximum potential amount of future payments for the guaranteed debt and capital lease facilities is $129.9 million. At March 31, 2004, the fair value of the facilities approximated the carrying value. The debt and capital lease facilities are secured by container equipment. The Group receives free and clear title to the collateralised container equipment once all payments due under a facility have been made. In the event that the Group cannot make the guaranteed payments, the financial institutions are entitled to recover the collateralised equipment and either use the related cash flows or sell the equipment and take the sale proceeds to discharge outstanding obligations of the Company. The Company considers that the cash flows and / or sales proceeds generated by the collateralised equipment should be sufficient to cover outstanding obligations.

The Cronos Group

12. Commitments and contingencies (to be read in conjunction with Note 15 to the Company’s 2003 consolidated financial statements on Form 10-K)

i. Commitments

     At March 31, 2004, the Group had outstanding orders to purchase $17.9 million of container equipment.

ii. Guarantee to US Limited Partnership

     During 2000, the Group provided a guarantee under a $5 million third-party loan note (the “Note”) with a 2006 maturity date, to a US Limited Partnership Program. Under the terms of the guarantee, the Group may be liable for any principal and interest outstanding under the terms of the Note in the event of a default by the US Limited Partnership Program. At March 31, 2004, the balance outstanding under the Note was $1.9 million, the maximum potential amount of future payments was $2 million and the fair value of the Note was $1.9 million. The Group has not recorded a liability for its obligation under the guarantee.

iii. Parent Guarantee under Agreements with Other Managed Container Programs

     The Company has provided parent guarantees for certain agreements between wholly owned subsidiaries of the Company and Managed Container Programs. The agreements are in the form of a master lease and provide that the subsidiary companies make payments to the Managed Container Programs based on the rentals collected from ocean carriers after deducting direct operating expenses and the income earned by the subsidiary company for managing the containers. The subsidiary company is not liable to make payments to the Managed Container Program if the containers are not placed on lease to an ocean carrier or if the ocean carrier fails to pay the lease rentals.

     At each financial statement date, the amounts due under each agreement are recorded as a liability and disclosed under amounts payable to Managed Container Programs. The amount payable at March 31, 2004, was $3.8 million. The terms of the guarantees generally obligate the Company to ensure payments and other obligations of the subsidiary companies are performed on a timely basis and in accordance with the terms of the agreement.

     The agreements with the Managed Container Programs expire between 2004 and 2012. Should a default occur, the Company would be required to make the contracted payments on behalf of the subsidiary companies over the remaining term of the agreements or until such time as the default was remedied. Based on the $3.8 million payable at March 2004, the Company estimates that the maximum amount of future payments would be $70.2 million. The fair value of the estimated amount of maximum future payments is $57.4 million.

iv. Guarantees under fixed non-cancellable operating leases

     Certain subsidiaries of the Group have fixed operating lease agreements for container equipment with Other Managed Container Programs. The Company has provided parent company guarantees for the $37.6 million of minimum future lease payments outstanding under these agreements at March 31, 2004. The agreements provide that, in the event of a default by the subsidiary, the Company will pay all amounts due under the agreements as they fall due. The agreements contain purchase options which allow the Group to acquire the containers after a period of ten years. As of March 31, 2004, the future minimum annual lease payments under these non-cancellable operating leases were:

US dollar amounts in thousands
2004	$7,070
2005	7,707
2006	5,193
2007	2,557
2008	2,557
2009 and thereafter	12,503

Total	$37,587

The Cronos Group

v. Agreements with Other Managed Container Programs — early termination options

     Approximately 59% (based on original equipment cost) of the agreements with Other Managed Container Programs contain early termination options, whereby the container owner may terminate the agreement if certain performance thresholds are not achieved. At March 31, 2004, approximately 44% (based on original equipment cost) of total agreements were eligible for early termination. Cronos believes that early termination of these agreements by the Other Managed Container Programs is unlikely.

vi. Agreements with Other Managed Container Programs — change of control provisions

     Approximately 66% (based on original equipment cost) of agreements with Other Managed Container Programs provide that a change in ownership of the Group, without the prior consent of the container owner, may constitute an event of default under the agreement. In substantially all of these agreements, the consent of the container owners may not be unreasonably withheld. In the event that consent is not obtained, 37% of total agreements may require the Group to transfer possession of the equipment to another equipment manager. Such transfer of possession may result in the Group incurring certain costs. The remaining 29% of total agreements may require the Group to purchase the equipment from the container owners pursuant to the terms of their respective agreements, generally a stipulated percentage (determined by age of the equipment) of the original cost of the equipment.

vii. Contrin Settlement

     Since 1983, the Group has managed containers for Austrian investment entities collectively known as “Contrin”. As the Group has previously reported, since August 2000 the Group has been defending three lawsuits brought by Contrin, one in Luxembourg and two in the United Kingdom. On November 17, 2003, the Group entered into a settlement with Contrin, as more fully described under Part II, Item 1 — Legal Proceedings.

     The terms of the settlement agreement detailed the payment dates for amounts totalling $3.5 million to Contrin. Cronos calculated that the present value of the total $3.5 million future cash payments under the settlement agreement, discounted using an appropriate risk-free interest rate, was $3.3 million. In accordance with the terms of the settlement agreement, the Group made the first payment of $0.3 million in November 2003. In addition, the Group had previously recorded a reserve of approximately $3 million against the Contrin claims. Interest will be charged to the Company’s income statement over the period for performance of the settlement agreement using the effective interest rate method.

     Under the terms of the settlement agreement, the Group made a further payment of $0.250 million to Contrin in February 2004.

viii. TOEMT

     Since the 1980s, the Group has managed containers for Transocean Equipment Manufacturing and Trading Limited (“TOEMT”), a United Kingdom corporation. In late 1998 the Group learned that TOEMT had been separately registered by the same name in the United Kingdom and in the Isle of Man. Both the TOEMTs are in liquidation, represented by the same liquidator. When the Group learned of the second TOEMT, it set aside the distributions payable with respect to the containers managed for TOEMT in a separate bank account pending clarification of the proper claimant of the distributions. Contrin, as a creditor of TOEMT, has claimed entitlement to all of the distributions attributable to the containers managed by the Group for TOEMT.

     After negotiations with the liquidator, the Group turned over the set-aside distributions (amounting to approximately $1.3 million) to the liquidator on December 17, 2003. The Group is in discussions with the liquidator with a view to winding-up the Group’s management of containers for TOEMT. The Group expects to wind up its involvement with the two TOEMTs without material cost to the Group, but is unable to predict at this time whether its discussions with the liquidator will be successful.

The Cronos Group

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

     The Group generates revenues by leasing to ocean carriers, marine containers that are owned either by Managed Container Programs, comprising Container Equity Programs and Other Managed Container Programs, or by the Group itself — Owned Containers. These leases, which generate most of the Group’s revenues, are generally operating leases.

     All containers, whether owned or managed, are operated as part of a single fleet. The Group has discretion over which ocean carriers, container manufacturers and suppliers of goods and services it deals with. Since the Group’s agreements with the owners of Managed Container Programs contain leases within the scope of SFAS No. 13 — “Accounting for Leases” (“SFAS 13”), they are accounted for in the Group’s financial statements as leases under which the container owners are lessors and the Group is lessee. In the first quarter of 2004, 88% of payments to owners of Managed Container Programs represented agreements which generally provided that the amounts payable to container owners were based upon the rentals to ocean carriers after deducting direct operating expenses and the income earned by Cronos for managing the equipment. The remaining 12% of payments to Managed Container Programs represented agreements under which there were fixed payment terms. Minimum lease payments on the agreements with fixed payment terms are included in Note 12 to the condensed unaudited consolidated financial statements.

     Market Overview

     Container leasing companies experienced high levels of demand for new and existing equipment throughout the first months of 2004.

     Industry sources report that the high import volumes of raw materials into China and exports of goods from China are the primary factors behind the continued strong growth in global container trade. Investment in infrastructure and industrial facilities in China has resulted in strong demand for steel, aluminium, and other raw materials by construction, automotive manufacturing, railway building and other industries. This has resulted in increased prices for and a shortage in the supply of steel.

     The steel shortage has forced container manufacturers to reduce the level of planned container production. Container prices have increased, rising from $1,350 in the fourth quarter of 2003 to $2,000, for containers that will be delivered in the second quarter of 2004. A number of major leasing companies and shipping lines, who had planned major equipment acquisition programs for 2004, have reported that the combination of rising costs and production shortages means that they may have to lower their production targets. To date, Cronos has only experienced minor delays for new production orders and, based on discussions with container manufacturers, currently does not believe that the steel shortage will have a material impact on its production targets for 2004.

     Shipping lines report that freight rates have increased in line with strong demand on major trade routes, in particular on the Asia to Europe and Asia to US routes. However, the strong increase in volumes has led to increasing port congestion in certain locations thereby increasing the turnaround time for containers. In order to address the potential shortage of containers, shipping lines are under pressure to return their equipment to Asia within increasingly tight timescales.

     The strong demand for leased containers has resulted in lower off-hire inventories. As a result, leasing companies have responded by delaying and cancelling disposal programs for older equipment. The following chart summarizes the combined utilization of the Cronos container fleet at each of the dates indicated (based on approximate original equipment cost).

The Cronos Group

	March	December	March
	31, 2004	31, 2003	31, 2003
Utilization	90%	89%	85%

     If the level of new container production increases or if the price of new container equipment falls, then the demand for leased containers could decline.

The Cronos Group

     Cronos enters into lease agreements with ocean carriers once production availability has been confirmed by the container manufacturers. In addition, Cronos is structuring lease rate proposals on new transactions with sufficient flexibility to increase the per diem rates in line with any increase in production cost.

     Per diem rates on new equipment are rising in line with the increased container cost. Industry analysts are predicting increased per diem rates for existing fleets of master lease equipment, at least for the duration of the steel shortages. The opinion of analysts is divided on whether the steel shortage will correct in the second half of 2004 or whether it will be longer-term in nature. For Cronos, although the per diem rates increased for new equipment transactions in the first quarter of 2004, the combined per diem rate for leases on both existing and new equipment across all products was virtually unchanged from the same period in 2003.

     Cronos believes that the current market conditions favour the larger more established shipping lines that have witnessed strong recoveries in their performance over the last few years. The charter rate for ships has risen sharply in recent months and potentially this could lead to the termination of some services, particularly smaller intra-regional feeder services. The Group continues to monitor the aging of lease receivables, collections and the credit status of existing and potential customers in order to detect any signs of a deterioration in their credit position.

     Global container trade is affected by a wide range of issues including the performance of the world’s major economies, the performance of global stock markets and geopolitical issues such as those that currently exist in the Middle East and Asia, all of which can potentially change the level of demand for leased containers.

The Cronos Group

Review of Cronos Operations

     Container Fleet

     During the first quarter of 2004, Cronos added $23 million of new container equipment to its fleet of which $16.6 million was acquired for the Joint Venture Program, $4.9 million was acquired for Owned Container operations and $1.5 million was acquired for Other Managed Container Programs. Dry cargo containers represented 64% of new container investment, refrigerated containers 13%, tanks 14%, CPCs 5% and rolltrailers and other specials accounted for 4%. The majority of new dry cargo and refrigerated containers were placed on term lease. This reflects the strong demand from the ocean carriers for this type of lease together with a Cronos funding base designed to add more term leases which provide greater revenue stability and a lower operating cost base.

	Cronos Fleet (in TEU thousands) at,
	March 31,	December 31,	March 31,
	2004	2003	2003
			Restated
Container Equity Programs	133.0	131.2	111.1
Other Managed Container Programs	166.6	163.3	179.4
Owned Containers	115.4	111.3	109.1

Total Fleet	415.0	405.8	399.6

     The size of the total fleet grew by 2% in the first three months of 2004. The Owned Container fleet grew by 4% as Cronos funded the acquisition of new equipment with its debt and capital lease facilities. The size of the Container Equity Programs fleet increased by 1% reflecting the addition of new equipment to the Joint Venture Program. The Other Managed Container Programs fleet increased by 2% due to an investment of approximately $5 million in new dry cargo equipment by a Managed Container Program.

     The Group operates a diversified fleet of containers. Specialized containers, comprising refrigerated containers, tanks and dry freight specials, accounted for 44% of the Cronos owned fleet (based on original equipment cost) at March 31, 2004. Cronos believes that product diversification provides it with a better spread of market risk and market returns. Due to their specialized nature, demand for certain of these containers is less likely to be affected by global economic downturns. The following table summarizes the composition of the total fleet at March 31, 2004, by reportable segment based on original equipment cost.

		Other Managed
	Container Equity	Container	Owned
	Programs	Programs	Containers
Dry Cargo	73%	83%	56%
Refrigerated	19%	6%	27%
Tank	7%	7%	5%
Dry freight specials:
CPCs	1%	—	7%
Rolltrailer	—	1%	4%
Other Dry Freight Specials	—	3%	1%

Total	100%	100%	100%

The Cronos Group

     Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Overview

     Cronos reported net income of $0.8 million in the first quarter of 2004 compared to $0.5 million in the corresponding period of 2003. The increase in profitability can be attributed primarily to:

•	Continuing growth in global container trade.

•	Lower cost of financing.

•	Equipment trading transactions.

     The positive impact of these items was offset to some extent by the effect of the devaluation of the US dollar against other major currencies which resulted in higher levels of costs in certain locations.

Analysis & Discussion

     Gross lease revenue (“GLR”) of $30.9 million for the quarter ended March 31, 2004, was $2.2 million, or 7%, higher than for the same period in 2003. Of the increase, $1.4 million was due to the effect of the change in utilization and $0.8 million was due to the increase in fleet size. GLR increased for almost all product types, with the exception of refrigerated containers where GLR declined by $0.1 million due to the disposal of older equipment at the end of its economic life.

     Direct operating expenses were $7 million in the first three months of 2004, an increase of $1.3 million, or 23%, compared to the corresponding period 2003. The was primarily due to an increase of $1.2 million in repositioning expense for moves undertaken early in the first quarter in order to transport containers from the US east coast to Asia. The target of each move is to offset the cost of repositioning the containers by savings in storage expense and increased future lease revenues.

     Operating segment information

		Other
	Container	Managed
	Equity	Container	Owned
(in thousands)	Programs	Programs	Containers	Total
Quarter ended March 31, 2004
- gross lease revenue	$9,811	$11,332	$9,760	$30,903
- direct operating expenses	(2,131)	(3,060)	(1,817)	(7,008)

- net lease revenue	7,680	8,272	7,943	23,895
- direct financing lease income	—	—	382	382
- payments to Managed Container Programs	(6,490)	(7,952)	—	(14,442)
- container depreciation	—	—	(4,194)	(4,194)
- container interest expense	—	—	(1,124)	(1,124)

Segment profit	$1,190	$320	$3,007	$4,517

     Container Equity Programs: segment profit increased to $1.2 million in the first three months of 2004 from $0.9 million in the same period of 2003.

•	Net lease revenue for this segment increased by $1.3 million over 2003. This is primarily due to the increase in GLR as the additional investment in equipment for the Joint Venture Program together

The Cronos Group

with the improvement in fleet utilization more than offset the effect of the disposal of older US Limited Partnership Program equipment.

•	Payments to Container Equity Programs increased by $1 million, which is in line with the increase in net lease revenue for this segment.

     Other Managed Container Programs: segment profit of $0.3 million in the first three months of 2004 was substantially unchanged from the same period of 2003.

•	Net lease revenue declined by $0.5 million when compared to the same period in 2003 as direct operating expenses increased by $0.5 million due to the increase in repositioning expense reported for the quarter.

•	Payments to Other Managed Container Programs declined in line with the reduction in net lease revenue. In addition, payments to one owner of a Managed Container Program were $0.2 million lower than in the first quarter of 2003 as the payment terms for a number of agreements changed from a fixed to a variable payment over the course of the first three months of 2003. Under the variable payment basis, the amount payable to the Managed Container Program is based on the rentals to the ocean carriers after deducting direct operating expenses and the income earned by Cronos for managing the equipment.

     Segment profit on Owned Containers increased by $0.7 million to $3 million in the first three months of 2004.

•	GLR increased by $0.4 million due primarily to the increase in the size of the owned fleet and the improvement in fleet utilization.

•	Container depreciation of $4.2 million in the first quarter of 2004 declined by $0.2 million from the corresponding period in 2003 as the increase in depreciation attributable to new container additions was more than offset by the disposal of refrigerated equipment at the end of its economic life. In recent years, the unit cost of new container additions has been lower than the cost of equipment disposed of and this has contributed to the reduction in depreciation expense.

•	Container interest expense of $1.1 million in the first three months of 2004, was $0.4 million, or 24%, lower than in the same period of 2003. The main changes in interest expense were attributable to:

-	A reduction of the total level of debt and capital lease obligations when compared to the first quarter of 2003, as the total amount of scheduled principal repayments have more than offset new drawdowns.

-	A saving of $0.1 million further to the refinancing of approximately $9 million of fixed rate debt with variable rate debt in December 2003.

-	A small reduction in interest rates at March 2004 when compared to March 2003.

     Equipment trading revenue of $2.6 million in 2004 represented transactions undertaken in Scandinavia and Australia for which the Group used its relationships with equipment manufacturers to assist third-parties to design and acquire their own equipment and organize delivery to designated locations. Equipment trading expenses represented equipment and related costs for this activity. The Group earned $0.3 million from equipment trading activity during the first three months of 2004, compared with $0.1 million for the same period in 2003.

The Cronos Group

     Commissions, fees and other income of $0.6 million in the first three months of 2004 were $0.5 million, or 47%, lower than in the corresponding period of 2003. The decrease was primarily due to:

•	A $0.2 million decline in the amount of unrealized exchange gains recorded due primarily to the increase in the value of the US dollar in relation to the Euro between December 31, 2003 and March 31, 2004.

•	A reduction of $0.1 million in each of CPC license fee income, amortized acquisition fee income and income earned on the sublease of a property.

     Selling, general and administrative expenses were $4.2 million in the first quarter of 2004, an increase of $0.4 million, when compared to 2003. Of the total increase, $0.3 million can be attributed to the overall decline in the value of the US dollar against other major currencies over the course of the last fifteen months. The balance of the increase was due to:

•	A $0.3 million increase in the expense recognized for a stock appreciation rights plan reflecting a higher Group share price at March 2004 when compared to March 2003.

•	A reduction of $0.2 million in occupancy costs due to an office relocation in the US.

     Income Taxes of $0.3 million for the three months ended March 31, 2004, were $0.1 million higher than for the corresponding period of 2003. In the first quarter of 2003, the Group received tax rebates totalling $0.1 million in entities located in the Netherlands and Belgium.

     Equity in earnings of affiliate was $0.5 million in the first three months of 2004 compared to $0.2 million for the same period in 2003. These earnings represent the recognition of the Cronos share of net income generated by the Joint Venture Program entity that was set up in September of 2002. See additional discussion herein.

The Cronos Group

Liquidity and Capital Resources

     The Group’s operating cash flow is derived from lease revenues generated by the Group’s container fleet, fee revenues from its Managed Container Programs and other parties and income earned on equipment trading transactions.

     Operating cash flow is utilized to meet costs relating to day-to-day fleet support, payments to Managed Container Programs, selling, general and administrative expenses, interest expense, servicing the current portion of long-term borrowings, financing a portion of certain debt funded equipment acquisitions, providing equity contributions to fund 10% of the capital requirements of the Joint Venture Program and making payments to container manufacturers on equipment trading transactions.

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

     The Group utilizes the proceeds arising on the transfer of equipment held for resale to Managed Container Programs to pay the related amount due to container manufacturers. Proceeds generated by the sale of Owned Containers at the end of their economic life are utilized to repay the related balance of any debt or capital lease facility outstanding.

     The Group utilizes any available cash balances to make short-term debt repayments and thereby reduce interest expense. Such amounts may be redrawn at a later date for operating cash flow and other purposes.

     Traditionally, Cronos has utilized funding from each of its operating segments to grow its container fleet and recognizes that its ability to secure funding from third-parties in order to expand its container fleet is crucial to its future growth and profitability. In more recent years, growth has been generated by the Owned Container segment through debt and capital leases and by the Container Equity Programs segment through the addition of equipment to the Joint Venture Program. Each of these sources provides a flexible financing structure with competitive pricing.

     Owned Containers: The primary debt and capital lease facilities include financial covenants that are tested on a quarterly basis relating to minimum tangible net worth, maximum level of total liabilities to tangible net worth, maximum level of debt and capital lease obligations to tangible net worth, interest expense coverage and debt service coverage. At March 31, 2004, the Group was in compliance with these covenants. Future compliance with the covenants will depend on the ability of the Group to report a minimum level of income before income taxes at the end of each calendar quarter and to maintain the current portion of borrowings within financial covenant limits. The breach of a covenant constitutes an event of default.

     At March 31, 2004, the Group had $127.4 million of available container borrowing facilities under which $120.9 million was outstanding. In addition, the Group had $1.7 million of unutilized credit facilities which are available, if required, for operating cash flow purposes.

     The primary source of debt funding available to the Group is its revolving credit facility (the “Revolving Credit Facility”) which the Group has utilized to fund the acquisition of new equipment and to refinance existing debt and capital lease obligation facilities. New equipment is funded 80% by debt and 20% by cash provided by the Group. During 2003, the Revolving Credit Facility was amended and the maximum commitment of the lenders thereunder increased from $50 million to $70 million. The amended agreement provides that the balance outstanding as of September 18, 2004, will be repaid over five years. At March 31, 2004, the balance outstanding under the Revolving Credit Facility was $64.8 million. The balance of funds available under the Revolving Credit Facility will be utilized to purchase new equipment during 2004. The Revolving Credit Facility is subject to annual review and the ability of the Group to expand its owned container fleet may be constrained if increased funding is not approved on an annual basis or if the Group cannot provide the 20% cash required for new container acquisitions.

The Cronos Group

     Container Equity Programs: The Joint Venture Program has been a major source of Managed Container Program funding since its inception in 2002. At March 2004, the Joint Venture Program had capacity for an additional $26 million of new equipment. Additional debt and equity funding is subject to annual review. Therefore, the future growth of the Joint Venture Program may be constrained if increased equity and debt funding is not approved on an annual basis or if the Group cannot provide the 10% cash required for its equity contribution.

     Other Managed Container Programs: In March 2004, the Group sold $5 million of equipment to a Managed Container Program. This was the first significant investment from this segment since 2001. There are indications that the growth experienced in global container trade in recent years may attract additional new capital to this segment.

     Cash Flow Statements for the Three Months ended March 31, 2004 and 2003

     Operating Activities: Net cash provided by operating activities of $5.6 million for the first three months of 2004 was $0.4 million lower than for the corresponding period of 2003. An increase of $3 million in amounts collected from lessees in the first quarter of 2004 was more than offset by increased payments for direct operating expenses, reflecting repositioning moves undertaken in the first quarter of 2004 and in the fourth quarter of 2003, increased payments to Container Equity Programs in line with the increase in net lease revenue for this reportable segment, increased expenditure for selling, general and administrative expenses and a decline in the level of commissions, fees and other income. Proceeds of $9.5 million realized on the transfer of containers held for resale to Managed Container Programs during the first three months of 2004 were utilized to make the related payments to the container manufacturers.

     Investing Activities: The Group uses cash from investing activities to acquire containers for its owned fleet, to purchase other assets related to the operation of its worldwide office network and to fund other investment activities. Net cash used in the first quarter of 2004 investing activities was $5.8 million. The Group paid $11.9 million for new container equipment of which $5 million was sold to a Managed Container Program. The Group realized a further $1.2 million on the disposal of equipment at the end of its economic life, the proceeds of which will be utilized primarily to repay related outstanding balances on debt and capital lease obligation facilities. The Group made a contribution of $0.1 million to the Joint Venture Program in order to provide additional equity towards the acquisition of new equipment. Net cash used in investing activities was $5.1 million in the first three months of 2003, reflecting the acquisition of $6.7 million of container and other equipment and $0.7 million of equipment placed on direct financing leases. This was partly offset by the sale of $1.7 million of container equipment and $0.6 million of direct financing lease equipment.

     Financing Activities: The Group uses cash from financing activities to fund capital acquisitions and the short-term purchases of new container equipment held for resale. Net cash provided by financing activities was $1.3 million in the first three months of 2004 as the Group utilized $11.9 million of debt and capital lease obligation facilities to fund equipment acquisitions. The Group made $10.5 million of principal repayments, comprising a paydown of approximately $5 million from funds received on the equipment sale to the Managed Container Program, $2.5 million of scheduled repayments and a further $3 million of payments, including short-term prepayments of debt using surplus cash balances to reduce interest expense. The Group made a dividend payment of $0.1 million in the first quarter of 2004. Net cash used by financing activities was $0.5 million during the first three months of 2003. Proceeds from the issuance of new term debt of $7 million were more than offset by the repayment of $7.3 million of debt and capital lease obligations. Additionally, the Company paid a dividend of $0.1 million in the first quarter of 2003.

Capital Resources

     Capital Expenditures and Commitments

     The Group purchases new containers for its own account and for resale to Managed Container Programs and other parties. At March 31, 2004, the Group owed container manufacturers $20.7 million for equipment. The Group will fund $5.4 million of this equipment utilising new and existing debt and capital lease facilities, $13.5 million will be sold to the Joint Venture Program and the remaining $1.8 million will be sold to a third-party under an equipment trading transaction.

     In addition, the Group had outstanding orders to purchase container equipment of $17.9 million at March 31, 2004. Of this amount, $10.2 million will be sold to the Joint Venture Program and $6.6 million will be financed by the Group using existing container funding facilities and $1.1 million will be sold to a third-party under an equipment trading transaction.

     On November 4, 2003, a dividend of 4 cents per common share was approved, of which 2 cents per share was paid on January 8, 2004, to shareholders of record as of the close of business on December 22, 2003, and 2 cents per share was paid on April 16, 2004, to shareholders of record as of the close of business on March 25, 2004.

The Cronos Group

     In March 2004, the board of directors of the Company declared, subject to shareholder approval, a dividend of 3 cents per common share, payable on July 15, 2004, for the second quarter of 2004 to shareholders of record as of the close of business on June 25, 2004.

     The Group believes that it has sufficient capital resources to support its operating and investing activities for the next twelve months.

     Critical Accounting Policies and Estimates

     Critical accounting policies are those that reflect significant judgements or uncertainties, and potentially may result in materially different results under different assumptions and conditions. Management has identified the following critical accounting policies that should be read in conjunction with the Group’s 2003 consolidated financial statements on Form 10-K.

•	Container equipment — depreciable lives

•	Container equipment — valuation

•	Deferred taxation

•	Allowance for doubtful accounts

•	Goodwill

•	Reporting lease revenue on a gross basis for Managed Container Programs

•	US Limited Partnership Programs — evaluation of expected losses and expected residual returns in accordance with FIN 46R.

The Cronos Group

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

     Interest rate risk: Outstanding borrowings are subject to interest rate risk. Approximately 100% of total borrowings had floating interest rates at March 31, 2004. The Group conducted an analysis of borrowings with variable interest rates to determine their sensitivity to interest rate changes. In this analysis, the same change was applied to the current balance outstanding, leaving all other factors constant. It was found that if a 10% increase were applied to variable interest rates, the effect would be to reduce annual cash flows by $0.1 million.

     Exchange rate risk: Substantially all of the Group’s revenues are billed and paid in US dollars. For non US dollar denominated revenues, the Group may enter into foreign currency forward contracts to reduce exposure to exchange rate risks. A significant portion of costs are billed and paid in US dollars. Of the remaining operating costs, the majority are individually small, unpredictable and incurred in various denominations and thus are not suitable for cost effective hedging. By reference to 2003, it is estimated that for every 10% incremental decline in the value of the US dollar against various foreign currencies, the effect would be to reduce annual cash flows by $0.9 million in any given year.

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

The Cronos Group

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

The Cronos Group

     Under the Settlement Agreement an escrow account will be established with an independent bank or trust company in London for deposit of the proceeds from foreclosure of the Amersham Estate as a result of the enforcement of the Cronos Charging Orders and any charging order obtained to enforce the Austrian Judgment. The Company shall deposit to the escrow account the proceeds of any foreclosure of the Amersham Estate in response to the Cronos Charging Orders, generally after subtracting (and, subject to its obligation to pay by the third anniversary of the settlement, $3.5 million, as described above) therefrom the amount of any installments made by the Group to Contrin as described in the preceding two paragraphs.

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

     Valuation of the Amersham Estate. In connection with the Foreclosure Action brought by the Group against Mr. Palatin to foreclose the Cronos Charging Orders against the Amersham Estate, the Group secured an independent valuation of the Amersham Estate. The firm that conducted the valuation was not able to conduct an on-site inspection of the Amersham Estate and therefore based its valuation upon publicly available information about the Estate and sales of comparable properties. The firm valued the Amersham Estate within the range of 3 million British Pounds to 4 million British Pounds (at March 31, 2004, exchange rates, the equivalent of approximately US $5.5 million to US $7.3 million). The land records of the county in which the Amersham Estate is located do not disclose any mortgage or other indebtedness encumbering the Amersham Estate.

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

Item 2 — Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     Not applicable

Item 3 — Defaults Upon Senior Securities

     Not applicable

Item 4 — Submission of Matters to a Vote of Security Holders

     Not applicable

The Cronos Group

Item 5 — Other Information

     Not applicable

Item 6 — Exhibits and Reports on Form 8-K

     (a) Exhibits

31.1	Rule 13a-14 Certification

31.2	Rule 13a-14 Certification

32.1	Section 1350 Certifications

     (b) Reports on Form 8-K

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CRONOS GROUP

SIGNATURE		TITLE	DATE
By	/s/ PETER J YOUNGER	Director, Chief Operating Officer,	May 14, 2004
	Peter J Younger	Chief Financial Officer and
Chief Accounting Officer
(Principal Financial and Accounting Officer)

The Cronos Group

     Exhibit Index

Number	Exhibit	Page
31.1	Rule 13a-14 Certification	29

31.2	Rule 13a-14 Certification	30

32.1	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *	31

*	This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not deemed to be "filed" with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.