Form 10-Q
period 2004-06-30
CRONOS GROUP
filed 2004-08-13
CIK 919869

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2004

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
(352) 453145

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes [   ] No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]      NO [   ]

     The number of Common Shares outstanding as of August 13, 2004 :

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

     The information in this Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the securities laws. These forward-looking statements reflect the current view of the Group with respect to future events and financial performance and are subject to a number of risks and uncertainties, many of which are beyond the Group’s control. All statements, other than statements of historical facts included in this report, regarding the Group’s strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of the Group are forward-looking statements. When used in this report, the words “will”, “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project”, and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. All forward-looking statements speak only as of the date of this report. The Group does not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

THE CRONOS GROUP

(US dollar amounts in thousands, except per share amounts)

Condensed Unaudited Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
		Restated		Restated
Gross lease revenue	$32,112	$28,626	$63,015	$57,379
Equipment trading revenue	798	790	3,374	1,445
Commissions, fees and other income:
- Container Equity Programs	227	276	450	557
- Unrelated parties	890	818	1,224	1,591

Total revenues	34,027	30,510	68,063	60,972

Direct operating expenses	4,951	7,206	11,959	12,891
Payments to Managed Container Programs:
- Container Equity Programs	7,745	5,072	14,235	10,537
- Other Managed Container Programs	8,965	7,622	16,917	16,048
Equipment trading expenses	503	738	2,799	1,308
Depreciation and amortization	4,671	4,353	8,965	8,891
Selling, general and administrative expenses	4,336	3,777	8,578	7,608
Interest expense	1,194	1,324	2,348	2,817

Total expenses	32,365	30,092	65,801	60,100

Income before income taxes and equity in earnings of affiliate	1,662	418	2,262	872
Income taxes	(249)	(295)	(592)	(466)
Equity in earnings of unconsolidated affiliate	657	296	1,189	512

Net income	2,070	419	2,859	918
Other comprehensive income (loss):
- change in fair value of forward exchange contracts, net of tax	54	—	325	—
- change in fair value of derivatives held by affiliate, net of tax	68	—	(169)	—

Comprehensive income	$2,192	$419	$3,015	$918

Basic net income per common share	$0.29	$0.06	$0.39	$0.13

Diluted net income per common share	$0.27	$0.06	$0.37	$0.12

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

THE CRONOS GROUP

(US dollar amounts in thousands, except per share amounts)

Condensed Unaudited Consolidated Balance Sheets

	June 30,	December 31,
	2004	2003
Assets
Cash and cash equivalents	$8,781	$8,432
Restricted cash	1,407	1,033
Amounts due from lessees, net	24,939	22,766
Amounts receivable from Managed Container Programs	2,738	3,399
New container equipment for resale	25,594	10,816
Net investment in direct financing leases	7,608	8,376
Investments	10,649	8,570
Container equipment, net	160,325	155,504
Other equipment, net	700	604
Goodwill, net	11,038	11,038
Other intangible assets, net	627	721
Other assets	6,147	6,778

Total assets	$260,553	$238,037

Liabilities and shareholders’ equity
Amounts payable to Managed Container Programs	$19,444	$17,643
Amounts payable to container manufacturers	35,218	17,312
Direct operating expense payables and accruals	4,058	5,269
Other amounts payable and accrued expenses	7,642	8,489
Debt and capital lease obligations	121,170	119,205
Current and deferred income taxes	2,934	2,981
Deferred income and unamortized acquisition fees	5,250	5,105

Total liabilities	195,716	176,004

Shareholders’ equity
Common shares issued and outstanding (7,372,080 shares)	14,744	14,744
Additional paid-in capital	46,341	46,552
Common shares held in treasury (112,000 shares)	(297)	(297)
Accumulated other comprehensive loss	(250)	(406)
Restricted retained earnings	1,832	1,832
Retained earnings (accumulated deficit)	2,467	(392)

Total shareholders’ equity	64,837	62,033

Total liabilities and shareholders’ equity	$260,553	$238,037

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

THE CRONOS GROUP

(US dollar amounts in thousands, except per share amounts)

Condensed Unaudited Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2004	2003
		Restated
Net cash provided by operating activities	$11,539	$11,378

Cash flows from investing activities
Purchase of container and other equipment	(19,068)	(7,807)
Investment in unconsolidated affiliate	(890)	(475)
Investment in equipment acquired for direct financing lease	(373)	(283)
Proceeds from sales of container and other equipment	8,757	7,714

Net cash used in investing activities	(11,574)	(851)

Cash flows from financing activities
Proceeds from issuance of term debt	18,962	8,636
Repayments of term debt and capital lease obligations	(17,914)	(19,141)
Dividend paid	(290)	(294)
Restricted cash	(374)	41

Net cash provided by (used in) financing activities	384	(10,758)

Net increase (decrease) in cash and cash equivalents	349	(231)
Cash and cash equivalents at beginning of period	8,432	5,626

Cash and cash equivalents at end of period	$8,781	$5,395

Supplementary disclosure of cash flow information:
Cash paid during the period for:
- interest	$1,955	$2,375
- income taxes	799	756
Cash received during the period for:
- interest	10	146
- income taxes	—	60
Non-cash activities:
- container equipment acquired under capital lease	917	—
- direct finance lease equipment acquired under capital lease	—	567
- equity contribution to Joint Venture Program	—	999

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

THE CRONOS GROUP

(US dollar amounts in thousands, except per share amounts)

Consolidated Unaudited Statement of Shareholders’ Equity

Six months ended June 30, 2004

				Accumulated		Retained
		Additional	Common	other	Restricted	earnings	Total
	Common	paid-in	shares held	comprehensive	retained	(accumulated	shareholders’
	shares	capital	in treasury	income / (loss)	earnings	deficit)	equity
Balance, December 31, 2003	$14,744	$46,552	$(297)	$(406)	$1,832	$(392)	$62,033
Net income						2,859	2,859
Amortization of employee share grant		4					4
Declaration of dividend		(215)					(215)
Other comprehensive income				156			156

Balance, June 30, 2004	$14,744	$46,341	$(297)	$(250)	$1,832	$2,467	$64,837

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

	June 30, 2003
	Three	Six
	months	months
	ended	ended
Financial data for the period ended June 30, 2003
Total revenues as previously reported	$30,804	$61,482
- adjustment for effect of change in accounting principle / reclassification	(294)	(510)
Total revenues restated	$30,510	$60,972
Net income as previously reported	$509	$978
- adjustment for effect of change in accounting principle	(90)	(60)
Net income restated	$419	$918
Basic and diluted net income per common share as previously reported	$0.06	$0.13
- adjustment for effect of change in accounting principle	—	—
Basic and diluted net income per common share restated	$0.06	$0.12

3. Stock-Based Compensation

     The Group has adopted disclosure requirements under Statement of Financial Accounting Standards (“SFAS”) No. 123 — “Accounting for Stock-Based Compensation” (“SFAS 123”) and SFAS No. 148 — “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”), but continues to account for stock-based compensation under Accounting Principles Board Opinion (“APB”) No. 25 — “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, compensation expense is measured as the amount by which the quoted market price of the stock at the date of the grant or award exceeds the exercise price, if any, to be paid by an employee and is recognized as expense over the period in which the related services are performed. In accordance with SFAS 123, the Company discloses the fair value of its stock options, which is calculated based on the Black Scholes option-pricing model.

THE CRONOS GROUP

(US dollar amounts in thousands, except per share amounts)

     If the stock options had been accounted for under a fair value based method of accounting, the impact on the Group’s net income and net income per share would have been as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
		Restated		Restated
Net income:
- as reported	$2,070	$419	$2,859	$918
- add stock-based compensation expense included in reported net income, net of related tax effects	1	3	1	6
- deduct stock-based compensation expense computed in accordance with SFAS 123, net of tax effects	(6)	(32)	(18)	(90)

- pro forma	$2,065	$390	$2,842	$834

Basic net income per share:
- as reported	$0.29	$0.06	$0.39	$0.13

- pro forma	$0.28	$0.05	$0.39	$0.11

Diluted net income per share:
- as reported	$0.27	$0.06	$0.37	$0.12

- pro forma	$0.27	$0.05	$0.37	$0.11

THE CRONOS GROUP

(US dollar amounts in thousands, except per share amounts)

4. Operating segment data

Segment information is provided in the tables below:

		Other
	Container	Managed
	Equity	Container	Owned
	Programs	Programs	Containers	Total
Three months ended June 30, 2004
- gross lease revenue	$10,455	$11,767	$9,890	$32,112
- direct operating expenses	(1,489)	(1,978)	(1,484)	(4,951)

- net lease revenue	8,966	9,789	8,406	27,161
- direct financing lease income	—	—	392	392
- payments to Managed Container Programs	(7,745)	(8,965)	—	(16,710)
- container depreciation	—	—	(4,517)	(4,517)
- container interest expense	—	—	(1,168)	(1,168)

Segment profit	$1,221	$824	$3,113	$5,158

Segment assets at end of period	$22,972	$13,743	$223,838	$260,553

Three months ended June 30, 2003, restated
- gross lease revenue	$8,505	$11,031	$9,090	$28,626
- direct operating expenses	(2,265)	(3,053)	(1,888)	(7,206)

- net lease revenue	6,240	7,978	7,202	21,420
- direct financing lease income	—	—	354	354
- payments to Managed Container Programs	(5,072)	(7,622)	—	(12,694)
- container depreciation	—	—	(4,247)	(4,247)
- container interest expense	—	—	(1,324)	(1,324)

Segment profit	$1,168	$356	$1,985	$3,509

Segment assets at end of period	$18,230	$11,436	$210,036	$239,702

Six months ended June 30, 2004
- gross lease revenue	$20,266	$23,099	$19,650	$63,015
- direct operating expenses	(3,620)	(5,038)	(3,301)	(11,959)

- net lease revenue	16,646	18,061	16,349	51,056
- direct financing lease income	—	—	774	774
- payments to Managed Container Programs	(14,235)	(16,917)	—	(31,152)
- container depreciation	—	—	(8,711)	(8,711)
- container interest expense	—	—	(2,292)	(2,292)

Segment profit	$2,411	$1,144	$6,120	$9,675

Segment assets at end of period	$22,972	$13,743	$223,838	$260,553

THE CRONOS GROUP

(US dollar amounts in thousands, except per share amounts)

		Other
	Container	Managed
	Equity	Container	Owned
	Programs	Programs	Containers	Total
Six months ended June 30, 2003, restated
- gross lease revenue	$16,563	$22,371	$18,445	$57,379
- direct operating expenses	(3,935)	(5,628)	(3,328)	(12,891)

- net lease revenue	12,628	16,743	15,117	44,488
- direct financing lease income	—	—	706	706
- payments to Managed Container Programs	(10,537)	(16,048)	—	(26,585)
- container depreciation	—	—	(8,689)	(8,689)
- container interest expense	—	—	(2,810)	(2,810)

Segment profit	$2,091	$695	$4,324	$7,110

Segment assets at end of period	$18,230	$11,436	$210,036	$239,702

Reconciliation of profit for reportable segments to income before income taxes and equity in earnings of affiliate:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
		Restated		Restated
Segment profit	$5,158	$3,509	$9,675	$7,110
Equipment trading revenue	798	790	3,374	1,445
Unallocated commissions, fees and other income	725	740	900	1,442
Equipment trading expenses	(503)	(738)	(2,799)	(1,308)
Amortization of intangible assets	(47)	(47)	(94)	(94)
Non container depreciation	(107)	(59)	(160)	(108)
Selling, general and administrative expenses	(4,336)	(3,777)	(8,578)	(7,608)
Non container interest expense	(26)	—	(56)	(7)

Income before income taxes and equity in earnings in affiliate	$1,662	$418	$2,262	$872

THE CRONOS GROUP

(US dollar amounts in thousands, except per share amounts)

5. Earnings per common share

     The components of basic and diluted net income per share were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
		Restated		Restated
Net income available for common shareholders	$2,070	$419	$2,859	$918

Average outstanding shares of common stock	7,260,080	7,360,080	7,260,080	7,360,080
Dilutive effect of:
- 1998 stock option plan	95,488	—	82,354	—
- warrants	62,568	—	53,742	—
- 1999 stock option plan	101,786	—	111,660	—
- non-Employee Directors’ Equity Plan	154,956	94,494	147,625	94,494

Common stock and common stock equivalents	7,674,878	7,454,574	7,655,461	7,454,574

Basic net income per share	$0.29	$0.06	$0.39	$0.13

Diluted net income per share	$0.27	$0.06	$0.37	$0.12

     As at June 30, 2003, options to acquire 1,180,504 shares were outstanding with a weighted average exercise price of $4.68 each but were not included in the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common shares. At June 30, 2004, all of the common stock equivalents were included in the computation of diluted net income per share as the average market price of Cronos’ common shares exceeded the exercise price of each stock plan.

THE CRONOS GROUP

6. Amounts receivable from Managed Container Programs

     Amounts receivable from Managed Container Programs include amounts due from related parties of $2.7 million and $3.4 million at June 30, 2004, and December 31, 2003, respectively.

7. Investments

     Investments comprise investments in Container Equity Programs and take two forms:

     Under the first form, the investments comprise the Group’s equity interests as a general partner in eight US limited partnership programs (the “US Limited Partnership Programs”). In accordance with FIN 46R, the Company has determined that the eight limited partnerships qualify as variable interest entities. In each case, the Company has concluded that neither the Company, nor any of its subsidiaries, is the primary beneficiary of any US Limited Partnership Program.

     The partnerships are all California limited partnerships managed by Cronos Capital Corp., a subsidiary of the Company. Between 1979 and 1997, sixteen public limited partnerships raised over $478 million from over 37,000 investors. Eight of the original sixteen partnerships have now been dissolved. These general partner investments are accounted for using the equity method.

     The objectives of the partnerships are to invest in marine cargo containers to generate a continuing income for distribution to the limited partners, and to realize the residual value of the container equipment at the end of its useful economic life or upon the dissolution of the individual partnerships. At June 30, 2004, the US Limited Partnership Programs had total assets of $115.7 million and total liabilities of $4.2 million. The general partner is indemnified by the partnerships for any liabilities suffered by it arising out of its activities as general partner, except in the case of misconduct or negligence. As limited partnerships, the limited partners may not be assessed for additional capital contributions and it is possible that the general partner could be liable for any additional contributions required. However, the Group considers that the risk of any such loss is not material. Therefore, the maximum exposure for Cronos to losses as a result of its involvement with the US Limited Partnership Programs at June 30, 2004, and December 31, 2003, was $2.7 million and $3.4 million, respectively, representing the total amount due for management fees and other items from the partnerships.

     Under the second form, the Group has a 50% equity investment in an entity known as the Joint Venture Program or CF Leasing Ltd. The Joint Venture Program is a container purchase entity that was established in 2002 to acquire and lease marine cargo containers to third parties. It is a bankruptcy-remote, special purpose entity organized under the laws of Bermuda. The objective of the program is to generate income for distribution to the equity holders or for reinvestment in additional equipment and to realize the residual value of the container equipment at the end of its useful economic life. The Joint Venture Program is accounted for using the equity method. The Group has determined that the joint venture is not a variable interest entity as defined by FIN 46R. At June 30, 2004, the Joint Venture Program had total assets of $92.2 million and total liabilities of $71 million. For the six months ended June 30, 2004, the Joint Venture Program reported total revenues of $7.1 million and net income of $2.4 million. The maximum exposure for Cronos to losses as a result of its involvement with the Joint Venture Program at June 30, 2004, and December 31, 2003, was $10.8 million and $8.7 million respectively, representing the total of its equity investment in the Joint Venture Program and the management fees due from the program.

THE CRONOS GROUP

8. Container equipment

     Container equipment is net of accumulated depreciation of $117.5 million and $115.5 million at June 30, 2004, and December 31, 2003, respectively.

     The Group reviews the carrying value of its Owned Container equipment when changes in circumstances require consideration as to whether the carrying value of the equipment may have become impaired, pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Management considers assets to be impaired if the carrying value of the asset exceeds the future projected cash flows from use and eventual disposition (undiscounted and without interest charges). When impairment is deemed to exist, the assets are written down to fair value. The Group periodically evaluates future cash flows and potential impairment of its fleet by container type rather than for each individual container. Therefore, future losses could result for individual container dispositions due to various factors including age, condition, suitability for continued leasing, as well as geographic location of the containers where disposed. In addition, subjective management judgment is required in estimating future cash flows from container operations. Accordingly, the estimates may not be indicative of the amounts that may be realized in future periods.

9. Hedging transactions and derivative financial instruments

     The purpose of Cronos’ foreign currency hedging activities is to reduce the risk that sales transactions that are denominated in non US dollar currencies will be affected by adverse exchange rate movements between the US dollar and the sales transaction currency. During 2003, Cronos entered into foreign currency forward contracts to reduce exposure to exchange rate risks associated with a Euro denominated sales agreement. Each forward contract was designated a fully effective cash flow hedge as the critical terms of each contract matched those of the hedged item. The changes in the fair value of the hedges were reported as a component of other comprehensive income and were reclassified into earnings as equipment trading revenue on the contracted performance dates of the sales agreement. The estimate of fair value was based on the estimated replacement cost of each hedge. The final forward contract expired in June 2004. During the six months ended June 30, 2004, $0.3 million was reclassified from other comprehensive income to equipment trading revenue on the contracted sales agreement performance dates.

10. Amounts payable to Managed Container Programs

     Amounts payable to Managed Container Programs include amounts payable to related parties of $10.4 million and $9.3 million at June 30, 2004, and December 31, 2003, respectively.

11. Debt and capital lease obligations

     Debt and capital lease obligations are secured by container equipment and include amounts due within twelve months of $12.1 million and $12.8 million at June 30, 2004, and December 31, 2003, respectively. Interest rates under these facilities range from 3.4% to 4%, and they extend to various dates through to 2014.

     All of the debt and capital lease facilities involve agreements between subsidiaries of the Company and financial institutions. The Company has provided parent company guarantees for $56.9 million of the outstanding debt and capital facilities which provide that, in the event of a default by the subsidiary, the Company will pay all amounts due under the agreements as they fall due. Based on June 2004 interest rates, the maximum potential amount of future payments for the guaranteed debt and capital lease facilities is $61.1 million. At June 30, 2004, the fair value of the facilities approximated the carrying value. The estimate of fair value was based on borrowing rates currently available to the Group for debt with similar terms and average maturities. The debt and capital lease facilities are secured by container equipment. The Group receives free and clear title to the collateralized container equipment once all payments due under a facility have been made. In the event that the Group cannot make the payments due under a debt or capital lease obligation facility, the financial institutions are entitled to recover the collateralized equipment and either use the related cash flows or sell the equipment and take the sale proceeds to discharge outstanding obligations of the Company. The Company considers that the cash flows and / or sales proceeds generated by the collateralized equipment should be sufficient to cover outstanding obligations.

THE CRONOS GROUP

12. Commitments and contingencies (to be read in conjunction with Note 15 to the Company’s 2003 consolidated financial statements on Form 10-K)

i. Commitments

     At June 30, 2004, the Group had outstanding orders to purchase $22.3 million of container equipment.

ii. Guarantee to US Limited Partnership

     During 2000, the Group provided a guarantee under a $5 million third-party loan note (the “Note”) with a 2006 maturity date, to a US Limited Partnership Program. Under the terms of the guarantee, the Group may be liable for any principal and interest outstanding under the terms of the Note in the event of a default by the US Limited Partnership Program. At June 30, 2004, the balance outstanding under the Note was $1.7 million, the maximum potential amount of future payments was $1.8 million and the fair value of the Note was $1.7 million. The Group has not recorded a liability for its obligation under the guarantee.

iii. Parent Guarantee under Agreements with Other Managed Container Programs

     The Company has provided parent guarantees for certain agreements between wholly owned subsidiaries of the Company and Managed Container Programs. The agreements are in the form of a master lease and provide that the subsidiary companies make payments to the Managed Container Programs based on rentals collected after deducting direct operating expenses and the income earned by the subsidiary company for managing the containers. The subsidiary company is not liable to make payments to the Managed Container Program if the containers are not placed on a lease or if a lessee fails to pay the lease rentals.

     At each financial statement date, the amounts due under each agreement are recorded as a liability and disclosed under amounts payable to Managed Container Programs. The amount payable at June 30, 2004, was $4.5 million. The terms of the guarantees generally obligate the Company to ensure payments and other obligations of the subsidiary companies are performed on a timely basis and in accordance with the terms of the agreement.

     The agreements with the Managed Container Programs expire between 2004 and 2012. Should a default occur, the Company would be required to make the contracted payments on behalf of the subsidiary companies over the remaining term of the agreements or until such time as the default was remedied. Based on the $4.5 million payable at June 2004, the Company estimates that the maximum amount of future payments would be $82.7 million. The fair value of the estimated amount of maximum future payments is $67.7 million.

THE CRONOS GROUP

iv. Guarantees under fixed non-cancellable operating leases

     Certain subsidiaries of the Group have fixed operating lease agreements for container equipment with Other Managed Container Programs. The Company has provided parent company guarantees for the $36 million of minimum future lease payments outstanding under these agreements at June 30, 2004. The agreements provide that, in the event of a default by the subsidiary, the Company will pay all amounts due under the agreements as they fall due. The agreements contain purchase options which allow the Group to acquire the containers after a period of ten years. As of June 30, 2004, the future minimum annual lease payments under these non-cancellable operating leases were:

US dollar amounts in thousands
2004	$8,002
2005	9,070
2006	2,557
2007	2,557
2008	2,557
2009 and thereafter	11,225

Total	$35,968

v. Agreements with Other Managed Container Programs – early termination options

     Approximately 60% (based on original equipment cost) of the agreements with Other Managed Container Programs contain early termination options, whereby the container owner may terminate the agreement if certain performance thresholds are not achieved. At June 30, 2004, approximately 44% (based on original equipment cost) of total agreements with Other Managed Container Programs were eligible for early termination. Cronos believes that early termination of these agreements by the Other Managed Container Programs is unlikely.

vi. Agreements with Other Managed Container Programs – change of control provisions

     Approximately 65% (based on original equipment cost) of agreements with Other Managed Container Programs provide that a change in ownership of the Group, without the prior consent of the container owner, may constitute an event of default under the agreement. In substantially all of these agreements, the consent of the container owners may not be unreasonably withheld. In the event that consent is not obtained, 36% of total agreements may require the Group to transfer possession of the equipment to another equipment manager. Such transfer of possession may result in the Group incurring certain costs. The remaining 29% of container owners can elect for the Group to purchase the equipment pursuant to the terms of their respective agreements, generally a stipulated percentage (determined by age of the equipment) of the original cost of the equipment.

THE CRONOS GROUP

vii. Contrin Settlement

     Since 1983, the Group has managed containers for Austrian investment entities collectively known as “Contrin”. As the Group has previously reported, since August 2000 the Group has defended three lawsuits brought by Contrin, one in Luxembourg and two in the United Kingdom. On November 17, 2003, the Group entered into a settlement (the “Settlement Agreement”) with Contrin.

     The terms of the Settlement Agreement detailed the payment dates for amounts totalling $3.5 million to Contrin. Cronos calculated that the present value of the total $3.5 million future cash payments under the Settlement Agreement, discounted using an appropriate risk-free interest rate, was $3.3 million. In accordance with the terms of the Settlement Agreement, the Group has made installment payments aggregating $0.550 million to Contrin ($0.3 million in November 2003 and $0.250 million in February 2004). In addition, the Group had previously recorded a reserve of approximately $3 million against the Contrin claims. Interest will be charged to the Company’s income statement over the period for performance of the Settlement Agreement using the effective interest rate method.

     See Part II, Item 1 – Legal Proceedings for a full discussion of the Settlement Agreement and the status of legal proceedings against its former chairman, Stefan M. Palatin.

viii. TOEMT

     Since the 1980s, the Group has managed containers for Transocean Equipment Manufacturing and Trading Limited (“TOEMT”), a United Kingdom corporation. A separate company by the same name was registered in the Isle of Man. Both TOEMTs are in liquidation, represented by the same liquidator. When the Group learned of the insolvency proceeding commenced on behalf of the first TOEMT, it set aside the distributions payable with respect to the containers managed for TOEMT in a separate bank account pending clarification of the proper claimant to the distributions.

     After negotiations with the liquidator, the Group turned over the set-aside distributions (amounting to approximately $1.3 million) to the liquidator on December 17, 2003. As of June 30, 2004, only 20 containers remained in the portfolio of containers managed by the Group for TOEMT. The Group has held discussions with the liquidator of the two TOEMTs with a view to winding up the Group’s management of containers for TOEMT and resolving certain claims made by the liquidator with respect to the turnover of $1.3 million. The Group expects to wind up its involvement with the two TOEMTs without material cost to the Group, but is unable to predict at this time whether its discussions with the liquidator will be successful.

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

     All containers, whether owned or managed, are operated as part of a single fleet. The Group has discretion over which ocean carriers, container manufacturers and suppliers of goods and services it deals with. Since the Group’s agreements with the owners of Managed Container Programs contain leases within the scope of SFAS No. 13 — “Accounting for Leases” (“SFAS 13”), they are accounted for in the Group’s financial statements as leases under which the container owners are lessors and the Group is lessee. In the first half of 2004, 89% of payments to owners of Managed Container Programs represented agreements which generally provided that the amounts payable to container owners were based upon the rentals to ocean carriers after deducting direct operating expenses and the income earned by Cronos for managing the equipment. The remaining 11% of payments to Managed Container Programs represented agreements under which there were

THE CRONOS GROUP

fixed payment terms. Minimum lease payments on the agreements with fixed payment terms are included in Note 12 to the condensed unaudited consolidated financial statements.

THE CRONOS GROUP

     Market Overview

     The general increase in trade volumes that emerged during the three-month period ending March 31, 2004, continued during the three-month period ending June 30, 2004, contributing to stronger container leasing market conditions and higher levels of demand for new and existing containers. Industry analysts predict that demand for leased containers will remain strong for the remainder of 2004. Cronos does not expect any substantial reduction in its fleet utilization level over this period.

     The following table summarizes the combined utilization of the Cronos container fleet at each of the dates indicated (based on approximate original equipment cost).

	June 30,	December 31,	June 30,
	2004	2003	2003
Utilization	92%	89%	85%

     The six-month period ending June 30, 2004 experienced substantial growth in container trade volumes, especially within Asia-Europe and intra-Asian trade routes. China’s import and export markets were a catalyst to this growth. These increases in trade volumes created port congestion in certain areas thereby increasing the turnaround time for containers.

     In order to meet the continuing demand, shipping lines have embarked on a major program of new ship building. The total world order book is at record levels for new containerships that will be delivered between 2004 and 2006.

     Although container manufacturers stepped up production in the first half of 2004 in order to meet the increased container demand by shipping lines, production of new containers was hampered somewhat by steel shortages earlier in the year, contributing to stronger market conditions for leased containers. As steel prices increased, the price of a new twenty-foot dry cargo container also increased to as high as $2,000 in the first and second quarters of 2004, compared to $1,350 in the latter part of 2003.

     Steel prices have fallen in recent months in response to the implementation of a number of new policies by the Chinese government including credit tightening measures. Container manufacturers report that the steel supply pressures that were experienced in the first quarter of 2004 have begun to ease. However, the high level of demand for new container equipment means that there is unlikely to be a major change in the price of new containers in the near future. The major container manufacturers report full order books until the end of September 2004. Cronos has booked space with the container manufacturers for all of its production requirements until the end of the third quarter.

     Per-diem rates for new containers have increased in line with the increase in new container costs thereby eliminating any adverse impact on profitability.

     Per diems for older containers remained relatively unchanged, as the lease market for older containers remains competitive, and therefore, subject to pricing pressures. Cronos expects to maintain or slightly increase the existing per diem rates for older containers.

     Off-hire inventories of older containers throughout the world have declined, as shipping lines employed more leased containers to meet their container requirements. This decline in inventories has resulted in substantial decreases in storage expenses. Declining inventories have also contributed to an increase in proceeds realized on the sale of used containers, as fewer containers were available to meet the demand of buyers of existing containers. Cronos will consider the disposal of off-hire inventories in locations where sales prices equal or exceed internal economic targets.

THE CRONOS GROUP

     The Group did not undertake any major repositioning moves in the second quarter of 2004 due primarily to the shortage of containership capacity. If suitable carriers can be sourced, the Group will reposition off-hire equipment from the US east coast in the second half of 2004 in order to take advantage of the strong demand for containers in the Asian trade routes. The objective of each move is to improve future liquidity as savings in storage expense and increased future lease revenues should exceed the once-off cost of repositioning the containers.

     Although favorable market conditions currently exist for container lessors, the current market conditions may negatively impact the shipping lines. Sharply rising charter rates for ships, combined with the rise in steel prices and the related increase in new container prices, have created a concern for both the shipping lines and therefore, the leasing companies. Although some shipping lines have experienced an increase in freight rates in line with the strong demand on major trade routes, some shipping lines are facing increased financial pressures, especially those shipping lines that rely on operating their containerships via short-term charters. Current conditions appear to favor the larger more established shipping lines, which have witnessed strong recoveries in their performance over the last few quarters. Some regional intra-Asia shipping lines have cut back services in some routes in an attempt to reduce their rising costs. The Group remains cautious, and continues to monitor the aging of lease receivables, collections and the credit exposure to various existing and new customers. The financial impact of potential losses from these shipping lines could eventually influence the demand for leased containers, if shipping lines experience financial difficulties, consolidate, or become insolvent.

     Industry analysts are expressing concern that the current program of new ship building may create over-capacity in the industry once the new containerships that have been ordered for 2005 and 2006 are delivered. Any over-capacity may influence future demand for leased containers and therefore have an adverse impact on future liquidity.

     Lastly, wide-ranging concerns remain regarding recovery of the world’s major economies, including the price of oil, burgeoning inflation and its impact on interest rates, US trade and budget deficits, China’s efforts to cool its economy, performance of global stock markets, geopolitical concerns arising from uncertainties within the Middle East and Asia, threats of another major terrorist attack, as well as new container production levels, all of which may have an impact on the current demand for leased containers.

THE CRONOS GROUP

Review of Cronos Operations

     Container Fleet

     During the first six months of 2004, Cronos added $59.1 million of new container equipment to its fleet of which $36.1 million was acquired for the Joint Venture Program, $17 million was acquired for Owned Container operations and $6 million was acquired for Other Managed Container Programs. Dry cargo containers represented 67% of new container investment with refrigerated containers, tanks and dry freight specials accounting for 11% each. The majority of new dry cargo and refrigerated containers were placed on term lease. This reflects the strong demand from the ocean carriers for this type of lease together with a Cronos funding base designed to add more term leases.

	Cronos Fleet (in TEU thousands) at,
	June 30,	December 31,	June 30,
	2004	2003	2003
			Restated
Container Equity Programs	149.3	131.2	117.5
Other Managed Container Programs	163.1	163.3	178.6
Owned Containers	114.9	111.3	112.4

Total Fleet	427.3	405.8	408.5

     The size of the total fleet grew by 5% in the first six months of 2004. The Owned Container fleet grew by 3% as Cronos funded the acquisition of new equipment with its debt and capital lease facilities. The size of the Container Equity Programs fleet increased by 14% reflecting the addition of new equipment to the Joint Venture Program. The Other Managed Container Programs fleet declined slightly as an investment of approximately $5 million in new dry cargo equipment by a Managed Container Program was more than offset by the disposal of older equipment in this segment.

     The Group operates a diversified fleet of containers. Specialized containers, comprising refrigerated containers, tanks and dry freight specials, accounted for 44% of the Cronos owned fleet (based on original equipment cost) at June 30, 2004. Cronos believes that product diversification provides it with a better spread of market risk and market returns. Due to their specialized nature, demand for certain of these containers is less likely to be affected by global economic downturns. The following table summarizes the composition of the total fleet at June 30, 2004, by reportable segment based on original equipment cost.

		Other Managed
	Container Equity	Container	Owned
	Programs	Programs	Containers
Dry Cargo	73%	84%	56%
Refrigerated	18%	5%	24%
Tank	7%	7%	6%
Dry Freight Specials:
CPCs	2%	—	8%
Rolltrailer	—	1%	4%
Other Dry Freight Specials	—	3%	2%

Total	100%	100%	100%

THE CRONOS GROUP

Overview

     Cronos reported net income of $2.9 million in the first half of 2004 compared to $0.9 million in the corresponding period of 2003. The increase in profitability can be attributed primarily to:

•	Strong demand for leased equipment reflecting the continuing growth in global container trade.

•	Expansion of container fleet.

•	Lower cost of financing.

•	Equipment trading transactions.

     The positive impact of these items was offset to some extent by the effect of the devaluation of the US dollar against other major currencies which resulted in higher levels of costs in certain locations.

  Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Analysis & Discussion

     Gross lease revenue (“GLR”) of $32.1 million for the quarter ended June 30, 2004, was $3.5 million, or 12%, higher than for the same period in 2003. Of the increase, $2.3 million was due to the improvement in utilization and $1.1 million was due to the increase in fleet size. GLR increased for almost all product types, with the exception of refrigerated containers where GLR declined by $0.1 million due to the disposal of older equipment at the end of its economic life.

     Direct operating expenses were $5 million in the second quarter of 2004, a decline of $2.3 million, or 31%, compared to the corresponding period 2003. This was primarily due to a decline of $0.6 million in storage expense reflecting lower inventories of off-hire equipment and a reduction of $1.7 million in repositioning expense (see discussion in Market Overview above). In the second quarter of 2003, the Group transported equipment from low demand areas to market locations of higher demand, primarily from the US east coast to Asia.

     Operating segment information

		Other
	Container	Managed
	Equity	Container	Owned
(in thousands)	Programs	Programs	Containers	Total
Three months ended June 30, 2004
- gross lease revenue	$10,455	$11,767	$9,890	$32,112
- direct operating expenses	(1,489)	(1,978)	(1,484)	(4,951)

- net lease revenue	8,966	9,789	8,406	27,161
- direct financing lease income	—	—	392	392
- payments to Managed Container Programs	(7,745)	(8,965)	—	(16,710)
- container depreciation	—	—	(4,517)	(4,517)
- container interest expense	—	—	(1,168)	(1,168)

Segment profit	$1,221	$824	$3,113	$5,158

THE CRONOS GROUP

     Container Equity Programs: segment profit increased slightly to $1.2 million in the three months ended June 30, 2004, when compared to the same period of 2003.

•	Net lease revenue for this segment increased by $2.7 million over the corresponding period in 2003. This is primarily due to the increase in GLR as the additional investment in equipment for the Joint Venture Program together with the improvement in fleet utilization more than offset the effect of the disposal of older US Limited Partnership Program equipment.

•	Payments to Container Equity Programs increased in line with net lease revenue.

     Other Managed Container Programs: segment profit of $0.8 million for the quarter ended June 30, 2004, was $0.5 million higher than in the same period of 2003.

•	Net lease revenue increased by $1.8 million when compared to the same period in 2003. GLR increased by $0.7 million as the effect of the increased fleet utilization more than offset the effect of the disposal of older equipment. Direct operating expenses declined by $1.1 million, reflecting the reduction in inventory-related costs.

•	Payments to Other Managed Container Programs increased in line with the change in net lease revenue.

     Owned Containers: segment profit increased by $1.1 million to $3.1 million in the second quarter of 2004.

•	Net lease revenue increased by $1.2 million due to the combined effect of the increase in the size of the owned fleet, the improvement in fleet utilization and the decline in the level of inventory-related direct operating expenses.

•	Container depreciation of $4.5 million in the three months ended June 30, 2004, increased by $0.3 million from the corresponding period in 2003 as the increase in depreciation attributable to new container additions more than offset the reduction attributable to the disposal of equipment at the end of its economic life.

•	Container interest expense of $1.2 million in the second quarter of 2004, was $0.2 million, or 12%, lower than in the same period of 2003. The main changes in interest expense were attributable to:

•	A reduction of the total level of debt and capital lease obligations when compared to the second quarter of 2003, as the total amount of scheduled principal repayments have more than offset new drawdowns.

•	A saving of $0.1 million as a result of the refinancing of approximately $9 million of fixed rate debt with variable rate debt in December 2003.

     Equipment trading revenue of $0.8 million in the three months ended June 30, 2004, represented transactions undertaken in Scandinavia and Australia for which the Group used its relationships with equipment manufacturers to assist third-parties to design and acquire their own equipment and organize delivery to designated locations. Equipment trading expenses represented equipment and related costs for this activity. The Group earned $0.3 million from equipment trading activity during the second quarter of 2004, compared to $0.1 million for the same period in 2003.

THE CRONOS GROUP

     Commissions, fees and other income of $1.1 million in the three months ended June 30, 2004, were almost unchanged when compared to the corresponding period of 2003. An increase of $0.1 million in CPC licence fee income was offset by a reduction of $0.1 million in amortized acquisition fee income, reflecting a maturing portfolio of US Limited Partnership Programs.

     Selling, general and administrative expenses were $4.3 million in the three months ended June 30, 2004, an increase of $0.6 million, when compared to the second quarter of 2003. Of the total increase, $0.2 million can be attributed to the overall decline in the value of the US dollar against other major currencies. The balance of the increase was primarily due to a $0.2 million increase in legal and other professional costs reflecting an increase in the level of corporate governance and compliance work undertaken.

     Income Taxes of $0.3 million for the three months ended June 30, 2004, were essentially unchanged from the corresponding period of 2003. The reduction in the effective taxation rate, from 70% in the first quarter of 2003 to 15% in the same period of 2004, was due primarily to the fact that the increased profit reported in 2004 was earned in jurisdictions with relatively low tax rates. In addition, the Group recorded a tax benefit in one of its European entities in the second quarter of 2004 which arose as a result of a transaction involving the transfer of container equipment.

     Equity in earnings of affiliate was $0.7 million in the second quarter of 2004 compared to $0.3 million for the same period in 2003. The earnings of the Joint Venture Program have increased as a result of its investment in new equipment. See additional discussion herein.

  Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

     Gross lease revenue (“GLR”) of $63 million for the first half of 2004 was $5.6 million, or 10%, higher than for the same period in 2003. Of the increase, $3.4 million was due to the effect of the higher fleet utilization and $2 million was due to the increase in fleet size.

     Direct operating expenses were $12 million in the first six months of 2004, a decrease of $0.9 million, or 7%, compared to the corresponding period in 2003, due primarily to the reduction in storage costs resulting from the increase in fleet utilization.

     Operating segment information

		Other
	Container	Managed
	Equity	Container	Owned
(in thousands)	Programs	Programs	Containers	Total
Six months ended June 30, 2004
- gross lease revenue	$20,266	$23,099	$19,650	$63,015
- direct operating expenses	(3,620)	(5,038)	(3,301)	(11,959)

- net lease revenue	16,646	18,061	16,349	51,056
- direct financing lease income	—	—	774	774
- payments to Managed Container Programs	(14,235)	(16,917)	—	(31,152)
- container depreciation	—	—	(8,711)	(8,711)
- container interest expense	—	—	(2,292)	(2,292)

Segment profit	$2,411	$1,144	$6,120	$9,675

     Container Equity Programs: segment profit of $2.4 million for the first six months of 2004, was $0.3 million higher than for the same period of 2003.

THE CRONOS GROUP

•	Net lease revenue of $16.6 million was $4 million higher than in the same period of 2003. This was primarily due to the increase in GLR for the Joint Venture Program and reflects the additional investment in new container equipment. The increase in net lease revenue for the US Limited Partnership Programs attributable to the improvement in fleet utilization was almost offset by the effect of the disposal of older equipment.

•	Payments to Container Equity Programs increased by $3.7 million, which reflects the increased amount of net lease revenue due to the Joint Venture Program after deducting the Cronos management fee.

•	The ratio of segment profit to net lease revenue declined from 17% for the first six months of 2003 to 14% for the same period in 2004. This is due to the fact that the Joint Venture Program, from which the Group earns a lower management fee than it earns from the US Limited Partnership Programs, accounted for a higher proportion of net lease lease revenue for the Container Equity Program segment in the six months ended June 30, 2004. The Group expects this trend to continue based on current plans for the Joint Venture Program to invest in new container equipment.

     Other Managed Container Programs: segment profit of $1.1 million in the six months ended June 30, 2004, was $0.4 million higher than for the same period in 2003.

•	Net lease revenue increased by $1.3 million when compared to the same period in 2003. GLR increased by $0.7 million as the effect of the improvement in fleet utilization was partially offset by the impact of the disposal of equipment at the end of its economic life. Direct operating expenses declined by $0.6 million reflecting the reduction in storage expense.

•	Payments to Other Managed Container Programs increased in line with the increase in net lease revenue, and as a result, the ratio of segment profit to net lease revenue increased to 6% in the first half of 2004 from 4% in the corresponding period of 2003, as the agreements with fixed payment terms accounted for a smaller proportion of total payments to Other Managed Container Programs.

     Owned Containers: segment profit increased by $1.8 million to $6.1 million in the first half of 2004.

•	Net lease revenue increased by $1.2 million due primarily to the increase in the size of the owned fleet and the improvement in fleet utilization.

•	Container depreciation of $8.7 million in the six months to June 2004 was almost unchanged from the corresponding period in 2003 as the increase in depreciation attributable to new container additions was offset by the effect of the transfer of $5.6 million of equipment to the Joint Venture Program in the second quarter of 2003 and by disposal of equipment at the end of its economic life.

•	Container interest expense of $2.3 million in the first half of 2004, was $0.5 million, or 18%, lower than in the same period of 2003. The main changes in interest expense were attributable to:

•	A reduction of the total level of debt and capital lease obligations when compared to the first half of 2003 as the total amount of scheduled principal repayments have more than offset new drawdowns.

•	A saving of $0.2 million resulting from the refinancing of approximately $9 million of fixed rate debt with variable rate debt in December 2003.

•	Lower interest rates in the first half of 2004 when compared to the corresponding period of 2003.

     Equipment trading revenue of $3.4 million in the six months ended June 30, 2004, represented transactions undertaken in Scandinavia and Australia for which the Group used its relationships with equipment manufacturers to assist third-parties to design and acquire their own equipment and organize delivery to designated locations. Equipment trading expenses represented equipment and related costs for this activity. The Group earned $0.6 million from equipment trading activity during the first half of 2004, compared with $0.1 million for the same period in 2003.

     Commissions, fees and other income of $1.7 million in the first six months of 2004 were $0.5 million, or 22%, lower than in the corresponding period of 2003. The decrease was primarily due to:

THE CRONOS GROUP

•	$0.2 million of unrealized exchange losses recorded in the first six months of 2004, on Euro denominated direct finance lease receivables, due primarily to the decline in the value of the US dollar in relation to the Euro between December 31, 2003 and June 30, 2004. An unrealized exchange gain of $0.2 million was recorded in the corresponding period of 2003.

•	A reduction of $0.1 million in amortized acquisition fee income reflecting a maturing portfolio of US Limited Partnership Programs.

THE CRONOS GROUP

     Selling, general and administrative expenses were $8.6 million in the six months ended June 30, 2004, an increase of $1 million, when compared to the same period in 2003. Of the total increase, $0.5 million can be attributed to the overall decline in the value of the US dollar against other major currencies as non US dollar denominated overheads become relatively more expensive. In the first half of 2004, approximately 56% of selling, general and administrative expenses were incurred in non US dollar currencies. The balance of the increase was due to:

•	A $0.3 million increase in the expense recognized for a stock appreciation rights plan reflecting a larger increase in the Group share price in the first half of 2004 than in the corresponding period of 2003.

•	A $0.2 million increase in legal and other professional expenses reflecting an increase in the level of corporate governance work undertaken in 2004.

     Income Taxes of $0.6 million for the six months ended June 30, 2004, were $0.1 million higher than for the corresponding period of 2003. The reduction in the effective taxation rate, from 53% in the first half of 2003 compared to 26% in the same period of 2004, was due primarily to the fact that the increased profit reported in 2004 has been earned in jurisdictions with relatively low tax rates.

     Equity in earnings of affiliate increased by $0.7 million to $1.2 million in the first half of 2004, compared to $0.5 million for the same period in 2003. The increase is due to the expansion of the Joint Venture Program fleet. See additional discussion herein.

Liquidity and Capital Resources

     The primary sources of operating cash inflows are gross lease revenue generated by the Group’s container fleet, fee revenues from its Managed Container Programs and other parties and income earned on equipment trading transactions.

     Cash is utilized to meet costs relating to day-to-day fleet support, payments to Managed Container Programs, selling, general and administrative expenses, interest expense, servicing the current portion of long-term borrowings, financing a portion of Owned Container acquisitions, providing equity contributions to fund 10% of the capital requirements of the Joint Venture Program and making payments to container manufacturers on equipment trading transactions.

     Operating cash flow is largely dependent upon the timely collections of lease revenues from shipping lines. Based on loss experience for the last twelve years, bad debts have approximated 1% of lease revenues. The Group monitors the aging of lease receivables, collections and the credit status of existing and potential customers. There is always a risk that some shipping lines may experience financial difficulty. Any resultant material increase in the level of bad debts could potentially impair the ability of the Group to meet its operating and other commitments.

     The Group utilizes the proceeds arising on the transfer of equipment held for resale to Managed Container Programs to pay the related amount due to container manufacturers. Proceeds generated by the sale of Owned Containers at the end of their economic life are utilized to repay the related balance of any debt or capital lease facility outstanding.

     The Group utilizes surplus cash balances to make short-term debt repayments and thereby reduce interest expense. Such amounts may be redrawn at a later date for operating cash flow and other purposes.

     Traditionally, Cronos has utilized funding from each of its operating segments to grow its container fleet and recognizes that its ability to secure funding from third-parties in order to expand its container fleet is crucial to its future growth and profitability. In more recent years, growth has been generated by the Owned Container segment through debt and capital leases and by the Container Equity Programs segment through the addition of equipment to the Joint Venture Program. Each of these sources provide flexible financing structures with competitive pricing.

THE CRONOS GROUP

     Owned Containers: The primary debt and capital lease facilities include financial covenants that are tested on a quarterly basis relating to minimum tangible net worth, maximum level of total liabilities to tangible net worth, maximum level of debt and capital lease obligations to tangible net worth, interest expense coverage and debt service coverage. At June 30, 2004, the Group was in compliance with these covenants. Future compliance with the covenants will depend on the ability of the Group to report a minimum level of income before income taxes at the end of each calendar quarter and to maintain the current portion of borrowings within financial covenant limits. The breach of a covenant constitutes an event of default.

     At June 30, 2004, the Group had $126.8 million of available container borrowing facilities under which $121.2 million was outstanding. In addition, the Group had $1.7 million of unutilized credit facilities which are available, if required, for operating cash flow purposes.

     The primary source of debt funding available to the Group is its revolving credit facility (the “Revolving Credit Facility”) which the Group has utilized to fund the acquisition of new equipment and to refinance existing debt and capital lease obligation facilities. New equipment is funded 80% by debt and 20% by cash provided by the Group. The maximum commitment of the lenders under the Revolving Credit Facility is $70 million and the revolving credit agreement provides that, unless the revolving credit period is extended, the balance outstanding as of September 18, 2004, will be repaid over five years. At June 30, 2004, the balance outstanding under the Revolving Credit Facility was $65.4 million. The balance of funds available under the Revolving Credit Facility will be utilized to purchase new equipment during 2004. The Revolving Credit Facility is subject to annual review and the ability of the Group to expand its owned container fleet may be constrained if increased funding is not approved on an annual basis or if the Group cannot provide the 20% cash required for new container acquisitions.

     Container Equity Programs: The Joint Venture Program has been a major source of Managed Container Program funding since its inception in 2002. In June 2004, the lenders to the Joint Venture Program increased their maximum debt commitment from $80 million to $150 million. The Joint Venture Program was established in September 2002 and is 50% owned by a subsidiary of the Group and 50% owned by a major international financial services provider. The purpose of the program is to acquire and lease marine cargo containers to third-party lessees with the lenders providing up to 80% of the cost of acquiring the containers and the joint venture partners each providing one-half of the equity to fund the balance of the capital requirements of the program. At June 30, 2004, the Joint Venture Program had capacity for an additional $100 million of new equipment. Additional debt and equity funding is subject to annual review and the future growth of the Joint Venture Program may be constrained if increased equity and debt funding is not approved on an annual basis or if the Group cannot provide the 10% cash required for its equity contribution.

     In July 2004, a new US Limited Partnership Program made its first acquisition of new container equipment that cost approximately $1 million. The program is designed to raise a maximum of $25 million of proceeds from limited partners and may also seek to augment the size of its container fleet by financing the purchase of additional equipment under loan facilities secured from commercial lenders.

     Other Managed Container Programs: In March 2004, the Group sold $5 million of equipment to a Managed Container Program. This was the first significant investment from this segment since 2001. There are indications that the growth experienced in global container trade in recent years may attract additional new capital to this segment.

     Cash Flow Statements for the Six Months ended June 30, 2004 and 2003

     Operating Activities: Net cash provided by operating activities of $11.6 million for the first six months of 2004 was $0.2 million higher than for the corresponding period of 2003. An increase in the amount collected from lessees in the first half of 2004 was partially offset by increased payments for direct operating expenses, increased payments to Managed Container Programs in line with the increase in net lease revenue for each of these reportable segments, increased expenditure for selling, general and administrative expenses, and a decline in the level of commissions, fees and other income. The increased expenditure for direct operating expenses reflected payments for repositioning moves undertaken in the first quarter of 2004 and the last quarter of 2003. The increased expenditure for selling, general and administrative expenses included a $0.8 million total increase in payments for manpower and audit costs that were accrued in the prior year. The net proceeds of $14.8 million realized on the transfer of equipment for resale to Managed Container Programs were utilized to make the related payments to container manufacturers. During the first six months of 2003, the Company undertook $2 million of

THE CRONOS GROUP

repositioning moves for which a large proportion of the related payments to the shipping lines were made in the third quarter of 2003.

     Investing Activities: Net cash used in investing activities in the first half of 2004 was $11.6 million. The Group paid $19.4 million for new equipment of which $5 million was sold to a Managed Container Program. The Group realized a further $3.8 million on the disposal of equipment at the end of its economic life, the proceeds of which will be utilized primarily to repay related outstanding balances on debt and capital lease obligation facilities. Net cash used in investing activities was $0.9 million in the first six months of 2003. Proceeds generated on the sale of fixed assets were $7.7 million and included the sale of $4.6 million of refrigerated equipment to the Joint Venture Program. These proceeds were more than offset by equipment acquisitions totalling $8.1 million and a $0.5 million equity investment in the Joint Venture Program.

THE CRONOS GROUP

     Financing Activities: Net cash provided by financing activities was $0.4 million in the first six months of 2004. During this period, the Group utilized $19 million of debt and capital lease obligation facilities to fund equipment acquisitions. The Group made $17.9 million of principal repayments, comprising a paydown of approximately $5 million from funds received on the equipment sale to the Managed Container Program, $5.4 million of scheduled repayments and a further $7.5 million of payments, including short-term prepayments of debt using surplus cash balances to reduce interest expense. The Group made a dividend payment of $0.3 million during the first half of 2004. Net cash used in financing activities was $10.8 million during the first six months of 2003 as $8.6 million of additional debt funding, utilized to finance the acquisition of new container equipment, was more than offset by debt and capital lease repayments of $19.1 million. The repayments included $4.6 million received on the sale of equipment to the Joint Venture Program. In addition, the Group paid a dividend of $0.3 million in the first half of 2003.

THE CRONOS GROUP

Capital Resources

     Capital Expenditures and Commitments

     The Group purchases new containers for its own account and for resale to Managed Container Programs and other parties. At June 30, 2004, the Group owed container manufacturers $35.2 million for equipment. The Group intends to fund $8 million of this equipment utilizing new and existing debt and capital lease facilities, $20.3 million from sales to Container Equity Programs, $5.1 million will be sold to Other Managed Container Programs and the remaining $1.8 million from sales to third-parties under equipment trading transactions.

     In addition, the Group had outstanding orders to purchase container equipment of $22.3 million at June 30, 2004. Of this amount, $17.7 million will be sold to the Joint Venture Program, $3 million will be financed by the Group using existing container funding facilities and $1.6 million will be sold to a third-party under an equipment trading transaction.

     In August 2004, the board of directors of the Company declared a dividend of 4 cents per common share for the third quarter of 2004, payable in October 2004.

     The Group believes that it has sufficient capital resources to support its operating and investing activities for the next twelve months.

     Critical Accounting Policies and Estimates

     Critical accounting policies are those that reflect significant judgments or uncertainties, and potentially may result in materially different results under different assumptions and conditions. Management has identified the following critical accounting policies that should be read in conjunction with the Group’s 2003 consolidated financial statements on Form 10-K.

•	Container equipment – depreciable lives

•	Container equipment – valuation

•	Deferred taxation

•	Allowance for doubtful accounts

•	Goodwill

•	Reporting lease revenue on a gross basis for Managed Container Programs

•	US Limited Partnership Programs – evaluation of expected losses and expected residual returns in accordance with FIN 46R.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

     Interest rate risk: Outstanding borrowings are subject to interest rate risk. Almost 100% of total borrowings had floating interest rates at June 30, 2004. The Group conducted an analysis of borrowings with variable interest rates to determine their sensitivity to interest rate changes. In this analysis, the same change was applied to the current balance outstanding, leaving all other factors constant. It was found that if a 10% increase were applied to variable interest rates, the effect would be to reduce annual cash flows by $0.1 million.

     Exchange rate risk: Substantially all of the Group’s revenues are billed and paid in US dollars. For non US dollar denominated revenues, the Group may enter into foreign currency forward contracts to reduce exposure to exchange rate risks. A significant portion of costs are billed and paid in US dollars. Of the remaining operating costs, the majority are individually small and incurred in various denominations and thus are not suitable for cost effective hedging. By reference to 2003, it is estimated that for every 10% incremental decline in the value of the US dollar against various foreign currencies, the effect would be to reduce annual cash flows by $0.9 million in any given year.

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

THE CRONOS GROUP

PART II — OTHER INFORMATION

     Item 1 — Legal Proceedings

     The Contrin Settlement

     The Group manages containers for investment entities collectively known as Contrin in its Other Managed Container Programs. Approximately 1% (measured by TEUs) of the Group’s fleet of containers is owned by Contrin. As previously reported by Cronos, since August 2000 the Group has defended three lawsuits brought by Contrin, one in Luxembourg and two in the United Kingdom. On November 17, 2003, the Group and Contrin settled their differences and entered into the Settlement Agreement.

     The Group has secured two judgments against Mr. Palatin, from the UK courts aggregating approximately $2.3 million, and secured two charging orders (the “Cronos Charging Orders”), in the nature of liens, to enforce the judgments against Mr. Palatin’s beneficial interest in an estate located in Amersham, England (the “Amersham Estate”). The first charging order secured by Cronos was in respect of the remaining balance, and related interest, owed under a loan note by Mr. Palatin for which the Group has provided against in full in prior years. The second charging order was secured in respect of additional amounts owed by Mr. Palatin for which the Group has not recorded a receivable.

     The Group has brought an action (the “Foreclosure Action”) in the UK courts seeking to foreclose the Cronos Charging Orders and obtain an order of sale of the Amersham Estate to satisfy the judgments secured against Mr. Palatin. On June 25, 2004, the High Court of Justice, London, entered its order, upon the application of the Group, granting the Group possession of the Amersham Estate, and directing that the Estate be sold and the net proceeds of sale applied in satisfaction of the Cronos Charging Orders, aggregating $2.3 million. The Court also awarded the Group interest on this sum from July 8, 2003, and costs of approximately $0.1 million. The Group has retained an estate agent to market the Amersham Estate for sale.

     The Group will not recognize a gain in respect of the grant of possession of the Amersham Estate until such time as all contingencies have been settled.

     Under the Settlement Agreement, Contrin agreed to file a civil action against Mr. Palatin to recover $2.6 million, plus interest and costs, for monies diverted by Mr. Palatin from Contrin in 1994. Contrin filed its civil action against Mr. Palatin in Austria for recovery of these sums on November 28, 2003. On June 23, 2004, Contrin secured a “freezing injunction” from the High Court of Justice, London, in aid of a parallel action Contrin has filed in the UK courts seeking a judgment against Mr. Palatin for recovery of the $2.6 million, plus interest and costs, from the Amersham Estate. The effect of the freezing injunction is to place a lien on proceeds from the foreclosure and sale of the Amersham Estate in excess of those amounts necessary to satisfy the Cronos Charging Orders.

     Under the Settlement Agreement between the Group and Contrin, the parties agree that the first $4.85 million of net foreclosure proceeds from the sale of the Amersham Estate and attributable to the Cronos Charging Orders and any lien secured by Contrin against the Amersham Estate be allocated and paid to Contrin (not the Group), with the balance of the foreclosure proceeds allocated and paid to the Group provided that the total payments to the Group may not exceed the total amount of the Cronos Charging Orders, the related interest and costs.

     Under the Settlement Agreement, the Group has made installment payments to Contrin of $0.550 million. The next installment payment of $0.450 million is due on or before January 3, 2005. If sale of the Amersham Estate occurs before January 3, 2005, then the Group’s obligation to make the remaining scheduled installment of $0.450 million is excused (subject to the Group’s obligation, described below, to pay Contrin the shortfall if the net proceeds from sale of the Amersham Estate, allocable to the Group and Contrin, do not equal $3.5 million).

     In connection with the foreclosure action brought by the Group against Mr. Palatin to foreclose the Cronos Charging Orders against the Amersham Estate, the Group secured an independent valuation of the Amersham Estate. The firm valued the Amersham Estate within the range of 3 million British pounds to

THE CRONOS GROUP

4 million British pounds (at June 30, 2004 exchange rates, the equivalent of approximately $5.4 million to $7.3 million).

     There can be no assurance that the sales price the Group will realize from its sale of the Amersham Estate will exceed (or equal) the valuation of the Estate within the range of 3 million British pounds to 4 million British pounds. Should the net proceeds of the sale of the Amersham Estate in satisfaction of the Cronos Charging Orders and any lien secured by Contrin against the Amersham Estate total less than $3.5 million, then the Group agrees, by the third anniversary of the effective date of the settlement (or by December 17, 2006) to make up the difference between $3.5 million and the amounts received by Contrin from the sale of Amersham together with the installment payments previously made by the Group to Contrin.

Item 2 — Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     Not applicable

Item 3 — Defaults Upon Senior Securities

     Not applicable

THE CRONOS GROUP

Item 4 — Submission of Matters to a Vote of Security Holders

     The Company held its 2004 annual meeting of shareholders on June 3, 2004, in Luxembourg. The record date of the meeting was fixed by the Board of Directors of the Company at April 6, 2004. As of the record date, the Company had outstanding 7,260,080 common shares. The holders of 6,353,537 common shares of the Company were represented at the 2004 annual meeting of shareholders in person or by proxy, thus constituting a quorum of the shareholders for the meeting.

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

Proposal No. 1

     The election of two directors, Dennis J. Tietz and Peter J. Younger, to serve three-year terms expiring in 2007.

Nominee	Vote	Count
Dennis J. Tietz	For	6,351,537
	Authority Withheld	2,000
Peter J. Younger	For	6,351,537
	Authority Withheld	2,000

     Each of management’s two nominees for director was elected to the Board to serve three-year terms expiring at the conclusion of the annual shareholders’ meeting held for 2007.

Proposal No. 2

     The approval of an extension, from December 3, 2004, to December 2, 2005, of the grant of authority to the Board of Directors to implement a common share repurchase program.

Vote	Count
For	3,161,026
Against	4,100
Abstain	0
Broker Non-Votes	3,188,411

     Proposal No. 2 was approved.

THE CRONOS GROUP

Proposal No. 3

     The approval of the declaration of a dividend of three (3) cents per common share for the second calendar quarter of 2004, payable July 15, 2004, to shareholders of record as of the close of business on June 25, 2004.

Vote	Count
For	6,351,387
Against	2,000
Abstain	150
Broker Non-Votes	0

     Proposal No. 3 was approved.

Proposal No. 4

     The approval of the Company’s appointment of Deloitte S.A. as the Company’s independent auditors for the year ending December 31, 2004, for both the consolidated and unconsolidated accounts and the grant of authorization to the Board to fix the compensation of the independent auditors.

Vote	Count
For	6,349,297
Against	2,750
Abstain	1,490
Broker Non-Votes	0

     Proposal No. 4 was approved.

Proposal No. 5

     The approval of the consolidated and unconsolidated financial statements of the Company for the year ended December 31, 2003, and the reports of the Company’s Board and of the independent auditors thereon.

Vote	Count
For	6,347,587
Against	2,000
Abstain	3,950
Broker Non-Votes	0

     Proposal No. 5 was approved.

THE CRONOS GROUP

Proposal No. 6

     The discharge of Dennis J. Tietz, Peter J. Younger, Maurice Taylor, Charles Tharp, S. Nicholas Walker, and Robert M. Melzer, pursuant to Article 74 of the Luxembourg Companies Law, from the execution of their mandate as directors of the Company for the year ended December 31, 2003.

Vote	Count
For	6,342,962
Against	4,825
Abstain	5,750
Broker Non-Votes	0

     Proposal No. 6 was approved.

Proposal No. 7

     The approval of the allocation of the profit/loss reported by the Company for the year ended December 31, 2003.

Vote	Count
For	6,346,862
Against	2,600
Abstain	4,075
Broker Non-Votes	0

     Proposal No. 7 was approved.

THE CRONOS GROUP

Item 5 — Other Information

     Not applicable

Item 6 — Exhibits and Reports on Form 8-K

(a)	Exhibits

Number	Exhibit
10.1	Amended and restated, Management Agreement, dated as of June 15, 2004, by and between the CF Leasing Limited and Cronos Containers (Cayman) Limited.

31.1	Rule 13a-14 Certification

31.2	Rule 13a-14 Certification

32.1	Section 1350 Certifications.

(b)	Reports on Form 8-K

On March 30, 2004, a Current report on Form 8-K was filed by the Company announcing, subject to shareholder approval at the 2004 annual meeting of shareholders, a dividend of three cents per common share for the second calendar quarter of 2004, payable July 15, 2004 to shareholders of record as of the close of business on June 25, 2004 .

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CRONOS GROUP

SIGNATURE		TITLE	DATE
By	/s/ PETER J. YOUNGER	Director, Chief Operating Officer,	August 13, 2004
	Peter J. Younger	Chief Financial Officer and
Chief Accounting Officer
(Principal Financial and Accounting Officer)

THE CRONOS GROUP

     Exhibit Index

Number	Exhibit	Page
10.1	Amended and restated Management Agreement, dated as of June 15, 2004, by and between the CF Leasing Limited and Cronos Containers (Cayman) Limited.	E1
31.1	Rule 13a-14 Certification	E49
31.2	Rule 13a-14 Certification	E50
32.1	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *	E51