Form 10-Q
period 2004-09-30
CRONOS GROUP
filed 2004-11-15
CIK 919869

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
(352) 453145

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☑

     The number of Common Shares outstanding as of November 15, 2004 :

Class	Number of Shares Outstanding
Common	7,260,080

The Cronos Group

The Cronos Group

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

  Management Representation

     Unless the context indicates otherwise, the “Company” means The Cronos Group excluding its subsidiaries, and “Cronos” or the “Group” means The Cronos Group including its subsidiaries.

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

The Cronos Group

(US dollar amounts in thousands, except per share amounts)

Condensed Unaudited Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003 Restated	2004	2003 Restated
Gross lease revenue	$33,780	$29,756	$96,795	$87,135
Equipment trading revenue	658	1,570	4,032	3,015
Commissions, fees and other income:
- Container Equity Programs	264	281	714	838
- Unrelated parties	646	391	1,870	1,982

Total revenues	35,348	31,998	103,411	92,970

Direct operating expenses	4,218	6,034	16,177	18,925
Payments to Managed Container Programs:
- Container Equity Programs	8,360	6,393	22,595	16,930
- Other Managed Container Programs	9,626	8,195	26,543	24,243
Equipment trading expenses	614	1,453	3,413	2,761
Depreciation and amortization	4,634	4,457	13,599	13,348
Selling, general and administrative expenses	5,070	3,522	13,648	11,130
Interest expense	1,365	1,250	3,713	4,067

Total expenses	33,887	31,304	99,688	91,404

Income before income taxes and equity in earnings of affiliate	1,461	694	3,723	1,566
Income taxes	(276)	(300)	(868)	(766)
Equity in earnings of affiliate	851	514	2,040	1,026

Net income	2,036	908	4,895	1,826
Other comprehensive income:
- change in fair value of forward exchange contracts, net of tax	—	—	325	—
- change in fair value of derivatives held by affiliate, net of tax	241	—	72	—

Comprehensive income	2,277	908	5,292	1,826

Basic net income per common share	$0.28	$0.12	$0.67	$0.25

Diluted net income per common share	$0.26	$0.12	$0.63	$0.24

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

The Cronos Group

(US dollar amounts in thousands, except per share amounts)

Condensed Unaudited Consolidated Balance Sheets

	September 30,	December 31,
	2004	2003

Assets
Cash and cash equivalents	$9,829	$8,432
Restricted cash	1,542	1,033
Amounts due from lessees, net	27,173	22,766
Amounts receivable from Managed Container Programs	2,728	3,399
New container equipment for resale	21,017	10,816
Net investment in direct financing leases	7,410	8,376
Investments	13,433	8,570
Container equipment, net	157,108	155,504
Other equipment, net	919	604
Goodwill, net	11,038	11,038
Other intangible assets, net	581	721
Other assets	6,143	6,778

Total assets	$258,921	$238,037

Liabilities and shareholders’ equity
Amounts payable to Managed Container Programs	$22,006	$17,643
Amounts payable to container manufacturers	23,222	17,312
Direct operating expense payables and accruals	3,936	5,269
Other amounts payable and accrued expenses	8,689	8,489
Debt and capital lease obligations	125,535	119,205
Current and deferred income taxes	3,019	2,981
Deferred income and unamortized acquisition fees	5,684	5,105

Total liabilities	192,091	176,004

Shareholders’ equity
Common shares issued and outstanding (7,372,080 shares)	14,744	14,744
Additional paid-in capital	46,057	46,552
Common shares held in treasury (112,000 shares)	(297)	(297)
Accumulated other comprehensive loss	(9)	(406)
Restricted retained earnings	1,832	1,832
Retained earnings (accumulated deficit)	4,503	(392)

Total shareholders’ equity	66,830	62,033

Total liabilities and shareholders’ equity	$258,921	$238,037

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

The Cronos Group

(US dollar amounts in thousands, except per share amounts)

Condensed Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2004	2003
		Restated
Net cash provided by operating activities	$18,369	$18,389

Cash flows from investing activities
Purchase of container and other equipment	(25,819)	(13,787)
Investment in unconsolidated affiliate	(2,822)	(1,675)
Investment in equipment acquired for direct financing lease	(57)	(82)
Proceeds from sales of container and other equipment	11,233	8,722

Net cash used in investing activities	(17,465)	(6,822)

Cash flows from financing activities
Proceeds from issuance of term debt	23,864	15,024
Repayments of term debt and capital lease obligations	(22,354)	(27,280)
Dividend paid	(508)	(441)
Shares repurchased	—	(260)
Restricted cash	(509)	41

Net cash provided by (used in) financing activities	493	(12,916)

Net increase (decrease) in cash and cash equivalents	1,397	(1,349)
Cash and cash equivalents at beginning of period	8,432	5,626

Cash and cash equivalents at end of period	$9,829	$4,277

Supplementary disclosure of cash flow information:
Cash paid during the period for:
- interest	$3,026	$3,747
- income taxes	894	953
Cash received during the period for:
- interest	25	220
- income taxes	—	60
Non-cash activities:
- container equipment acquired under capital lease	4,820	1,626
- direct finance lease equipment acquired under capital lease	—	567
- equity contribution to Joint Venture Program	—	999

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

The Cronos Group

(US dollar amounts in thousands, except per share amounts)

Consolidated Unaudited Statement of Shareholders’ Equity

Nine months ended September 30, 2004

				Accumulated		Retained
		Additional	Common	other	Restricted	earnings	Total
	Common	paid-in	shares held	comprehensive	retained	(accumulated	shareholders'
	shares	capital	in treasury	income / (loss)	earnings	deficit)	equity
Balance, December 31, 2003	$14,744	$46,552	$(297)	$(406)	$1,832	$(392)	$62,033
Net income						4,895	4,895
Amortization of employee share grant		8					8
Declaration of dividend		(503)					(503)
Other comprehensive income				397			397

Balance, September 30, 2004	$14,744	$46,057	$(297)	$(9)	$1,832	$4,503	$66,830

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

	September 30, 2003
	Three	Nine
	months	months
	ended	ended
Financial data for the period ended September 30, 2003
Total revenues as previously reported	$32,509	$93,991
- adjustment for effect of change in accounting principle / reclassification	(511)	(1,021)
Total revenues restated	$31,998	$92,970
Net income as previously reported	$876	$1,854
- adjustment for effect of change in accounting principle	32	(28)
Net income restated	$908	$1,826
Basic net income per common share as previously reported	$0.12	$0.25
- adjustment for effect of change in accounting principle	—	—
Basic net income per common share restated	$0.12	$0.25
Diluted net income per common share as previously reported	$0.12	$0.25
- adjustment for effect of change in accounting principle	—	$(0.01)
Diluted net income per common share restated	$0.12	$0.24

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

The Cronos Group

(US dollar amounts in thousands, except per share amounts)

     If the stock options had been accounted for under a fair value based method of accounting, the impact on the Group’s net income and net income per share would have been as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		Restated		Restated

Net income:
- as reported	$2,036	$908	$4,895	$1,826
- add stock-based compensation expense included in reported net income, net of related tax effects	1	3	3	9
- deduct stock-based compensation expense computed in accordance with SFAS 123, net of tax effects	(3)	(19)	(21)	(109)

- pro forma	$2,034	$892	$4,877	$1,726

Basic net income per share:
- as reported	$0.28	$0.12	$0.67	$0.25

- pro forma	$0.28	$0.12	$0.67	$0.24

Diluted net income per share:
- as reported	$0.26	$0.12	$0.63	$0.24

- pro forma	$0.26	$0.12	$0.63	$0.23

The Cronos Group

(US dollar amounts in thousands, except per share amounts)

4. Operating segment data

Segment information is provided in the tables below:

		Other
	Container	Managed
	Equity	Container	Owned
	Programs	Programs	Containers	Total
Three months ended September 30, 2004
- gross lease revenue	$11,208	$12,046	$10,526	$33,780
- direct operating expenses	(1,283)	(1,711)	(1,224)	(4,218)

- net lease revenue	9,925	10,335	9,302	29,562
- direct financing lease income	—	—	369	369
- payments to Managed Container Programs	(8,360)	(9,626)	—	(17,986)
- container depreciation	—	—	(4,507)	(4,507)
- container interest expense	—	—	(1,344)	(1,344)

Segment profit	$1,565	$709	$3,820	$6,094

Segment assets at end of period	$26,434	$14,827	$217,660	$258,921

Three months ended September 30, 2003, restated
- gross lease revenue	$9,114	$11,259	$9,383	$29,756
- direct operating expenses	(1,824)	(2,545)	(1,665)	(6,034)

- net lease revenue	7,290	8,714	7,718	23,722
- direct financing lease income	—	—	390	390
- payments to Managed Container Programs	(6,393)	(8,195)	—	(14,588)
- container depreciation	—	—	(4,356)	(4,356)
- container interest expense	—	—	(1,235)	(1,235)

Segment profit	$897	$519	$2,517	$3,933

Segment assets at end of period	$19,772	$11,354	$202,680	$233,806

Nine months ended September 30, 2004
- gross lease revenue	$31,474	$35,145	$30,176	$96,795
- direct operating expenses	(4,903)	(6,749)	(4,525)	(16,177)

- net lease revenue	26,571	28,396	25,651	80,618
- direct financing lease income	—	—	1,143	1,143
- payments to Managed Container Programs	(22,595)	(26,543)	—	(49,138)
- container depreciation	—	—	(13,220)	(13,220)
- container interest expense	—	—	(3,636)	(3,636)

Segment profit	$3,976	$1,853	$9,938	$15,767

Segment assets at end of period	$26,434	$14,827	$217,660	$258,921

The Cronos Group

(US dollar amounts in thousands, except per share amounts)

		Other
	Container	Managed
	Equity	Container	Owned
	Programs	Programs	Containers	Total
Nine months ended September 30, 2003, restated
- gross lease revenue	$25,677	$33,630	$27,828	$87,135
- direct operating expenses	(5,759)	(8,173)	(4,993)	(18,925)

- net lease revenue	19,918	25,457	22,835	68,210
- direct financing lease income	—	—	1,096	1,096
- payments to Managed Container Programs	(16,930)	(24,243)	—	(41,173)
- container depreciation	—	—	(13,045)	(13,045)
- container interest expense	—	—	(4,045)	(4,045)

Segment profit	$2,988	$1,214	$6,841	$11,043

Segment assets at end of period	$19,772	$11,354	$202,680	$233,806

Reconciliation of profit for reportable segments to income before income taxes and equity in earnings of affiliate:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		Restated		Restated
Segment profit	$6,094	$3,933	$15,767	$11,043
Equipment trading revenue	658	1,570	4,032	3,015
Unallocated commissions, fees and other income	541	282	1,441	1,724
Equipment trading expenses	(614)	(1,453)	(3,413)	(2,761)
Amortization of intangible assets	(47)	(47)	(141)	(141)
Non container depreciation	(80)	(54)	(238)	(162)
Selling, general and administrative expenses	(5,070)	(3,522)	(13,648)	(11,130)
Non container interest expense	(21)	(15)	(77)	(22)

Income before income taxes and equity in earnings in affiliate	$1,461	$694	$3,723	$1,566

The Cronos Group

(US dollar amounts in thousands, except per share amounts)

5. Earnings per common share

     The components of basic and diluted net income per share were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		Restated		Restated
Net income available for common shareholders	$2,036	$908	$4,895	$1,826

Average outstanding shares of common stock	7,260,080	7,307,392	7,260,080	7,342,517
Dilutive effect of:
- 1998 stock option	133,145	—	99,285	—
- warrants	87,873	—	65,120	—
- 1999 stock option plan	175,109	—	132,993	—
- non-employee directors’ equity plan	177,241	154,494	157,268	118,730

Common stock and common stock equivalents	7,833,448	7,461,886	7,714,746	7,461,247

Basic net income per share	$0.28	$0.12	$0.67	$0.25

Diluted net income per share	$0.26	$0.12	$0.63	$0.24

     As at September 30, 2003, options to acquire 1,120,000 shares were outstanding with a weighted average exercise price of $4.71 each but were not included in the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common shares. At September 30, 2004, all of the common stock equivalents were included in the computation of diluted net income per share as the average market price of Cronos’ common shares exceeded the exercise price of each stock plan.

The Cronos Group

6. Amounts receivable from Managed Container Programs

     Amounts receivable from Managed Container Programs include amounts due from related parties of $2.7 million and $3.4 million at September 30, 2004, and December 31, 2003, respectively.

7. Investments

     Investments comprise investments in Container Equity Programs and take two forms:

     Under the first form, the investments comprise the Group’s equity interests as a general partner in nine US limited partnership programs (the “US Limited Partnership Programs”). In accordance with FIN 46R, the Company has determined that the nine limited partnerships qualify as variable interest entities. In each case, the Company has concluded that neither the Company, nor any of its subsidiaries, is the primary beneficiary of any US Limited Partnership Program.

     The partnerships are all California limited partnerships managed by Cronos Capital Corp., an indirect subsidiary of the Company. Since 1979, seventeen public limited partnerships raised over $480 million from over 37,000 investors. Eight of the original seventeen partnerships have now been dissolved. These general partner investments are accounted for using the equity method.

     The objectives of the partnerships are to invest in marine cargo containers, to generate a continuing income for distribution to the limited partners, and to realize the residual value of the container equipment at the end of its useful economic life or upon the dissolution of a partnership. At September 30, 2004, the US Limited Partnership Programs had total assets of $112.5 million and total liabilities of $3.4 million. The general partner is indemnified by the partnerships for any liabilities suffered by it arising out of its activities as general partner, except in the case of misconduct or negligence. As limited partnerships, the limited partners may not be assessed for additional capital contributions, and it is possible that the general partner could be liable if the assets of the partnerships are not sufficient to pay their liabilities. However, the Group considers that the risk of any such loss is not material. Therefore, the maximum exposure for Cronos to losses as a result of its involvement with the US Limited Partnership Programs at September 30, 2004, and December 31, 2003, was $2.6 million and $3.4 million, respectively, representing the total amount due for management fees and other items from the partnerships.

     Under the second form, the Group has a 50% equity investment in an entity known as the Joint Venture Program or CF Leasing Ltd. The Joint Venture Program is a container purchase entity that was established in 2002 to acquire and lease marine cargo containers to third parties. It is a bankruptcy-remote, special purpose entity organized under the laws of Bermuda. The objective of the program is to generate income for distribution to the equity holders or for reinvestment in additional equipment and to realize the residual value of the container equipment at the end of its useful economic life. The Joint Venture Program is accounted for using the equity method. The Group has determined that the joint venture is not a variable interest entity as defined by FIN 46R. At September 30, 2004, the Joint Venture Program had total assets of $112.9 million and total liabilities of $86.1 million. For the nine months ended September 30, 2004, the Joint Venture Program reported total revenues of $11.8 million and net income of $4.1 million. The maximum exposure for Cronos to losses as a result of its involvement with the Joint Venture Program at September 30, 2004, and December 31, 2003, was $13.6 million and $8.7 million, respectively, representing the total of its equity investment in the Joint Venture Program and the management fees due to Cronos from the program.

The Cronos Group

8. Container equipment

     Container equipment is net of accumulated depreciation of $118.2 million and $115.5 million at September 30, 2004, and December 31, 2003, respectively.

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

9. Hedging transactions and derivative financial instruments

     The purpose of Cronos’ foreign currency hedging activities is to reduce the risk that sales transactions that are denominated in non US dollar currencies will be affected by adverse exchange rate movements between the US dollar and the sales transaction currency. During 2003, Cronos entered into foreign currency forward contracts to reduce exposure to exchange rate risks associated with a Euro denominated sales agreement. Each forward contract was designated a fully effective cash flow hedge as the critical terms of each contract matched those of the hedged item. The changes in the fair value of the hedges were reported as a component of other comprehensive income and were reclassified into earnings as equipment trading revenue on the contracted performance dates of the sales agreement. The estimate of fair value was based on the estimated replacement cost of each hedge. The final forward contract expired in June 2004. During the nine months ended September 30, 2004, $0.3 million was reclassified from other comprehensive income to equipment trading revenue on the contracted sales agreement performance dates.

10. Amounts payable to Managed Container Programs

     Amounts payable to Managed Container Programs include amounts payable to related parties of $11.2 million and $9.3 million at September 30, 2004, and December 31, 2003, respectively.

11. Debt and capital lease obligations

     Debt and capital lease obligations are secured by container equipment and included amounts due within twelve months of $15.4 million and $12.8 million at September 30, 2004, and December 31, 2003, respectively. Interest rates under these facilities range from 3.6% to 4.5%, and they extend to various dates through to 2014.

     All of the debt and capital lease facilities involve agreements between subsidiaries of the Company and financial institutions. The Company has provided parent company guarantees for $59.8 million of the outstanding debt and capital facilities which provide that, in the event of a default by the subsidiary, the Company will pay all amounts due under the agreements as they fall due. Based on September 2004 interest rates, the maximum potential amount of future payments for the guaranteed debt and capital lease facilities is $68.4 million. At September 30, 2004, the fair value of the facilities approximated the carrying value. The estimate of fair value was based on borrowing rates currently available to the Group for debt with similar terms and average maturities. The debt and capital lease facilities are secured by container equipment. The Group receives free and clear title to the collateralized container equipment once all payments due under a facility have been made. In the event that the Group cannot make the payments due under a debt or capital lease obligation facility, the financial institutions are entitled to recover the collateralized equipment and either use the related cash flows or sell the equipment and take the sale proceeds to discharge outstanding obligations of

The Cronos Group

the Company. The Company considers that the cash flows and / or sales proceeds generated by the collateralized equipment should be sufficient to cover outstanding obligations.

The Cronos Group

12. Commitments and contingencies (to be read in conjunction with Note 15 to the Company’s 2003 consolidated financial statements on Form 10-K)

i. Commitments

     At September 30, 2004, the Group had outstanding orders to purchase $18.5 million of container equipment.

ii. Parent Guarantee under Agreements with Other Managed Container Programs

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

     At each financial statement date, the amounts due under each agreement are recorded as a liability and disclosed under amounts payable to Managed Container Programs. The amount payable at September 30, 2004, was $4.8 million. The terms of the guarantees generally obligate the Company to ensure payments and other obligations of the subsidiary companies are performed on a timely basis and in accordance with the terms of the agreement.

     The agreements with the Managed Container Programs expire between 2004 and 2012. Should a default occur, the Company would be required to make the contracted payments on behalf of the subsidiary companies over the remaining term of the agreements or until such time as the default was remedied. Based on the $4.8 million payable at September 2004, the Company estimates that the maximum amount of future payments would be $86.7 million. The fair value of the estimated amount of maximum future payments is $71.2 million.

iii. Guarantees under fixed non-cancellable operating leases

     Certain subsidiaries of the Group have fixed operating lease agreements for container equipment with Other Managed Container Programs. The Company has provided parent company guarantees for the $34.3 million of minimum future lease payments outstanding under these agreements at September 30, 2004. The agreements provide that, in the event of a default by the subsidiary, the Company will pay all amounts due under the agreements as they fall due. The agreements contain purchase options which allow the Group to acquire the containers after a period of ten years. As of September 30, 2004, the future minimum annual lease payments under non-cancellable operating leases were:

US dollar amounts in thousands
2004	$3,823
2005	7,707
2006	5,193
2007	2,557
2008	2,557
2009 and thereafter	12,502

Total	$34,339

The Cronos Group

iv. Agreements with Other Managed Container Programs – early termination options

     Approximately 60% (based on original equipment cost) of the agreements with Other Managed Container Programs contain early termination options, whereby the container owner may terminate the agreement if certain performance thresholds are not achieved. At September 30, 2004, approximately 42% (based on original equipment cost) of total agreements with Other Managed Container Programs were eligible for early termination. Cronos believes that early termination of these agreements by the Other Managed Container Programs is unlikely.

v. Agreements with Other Managed Container Programs – change of control provisions

     Approximately 64% (based on original equipment cost) of agreements with Other Managed Container Programs provide that a change in ownership of the Group, without the prior consent of the container owner, may constitute an event of default under the agreement. In substantially all of these agreements, the consent of the container owners may not be unreasonably withheld. In the event that consent is not obtained, 36% of total agreements may require the Group to transfer possession of the equipment to another equipment manager. Such transfer of possession may result in the Group incurring certain costs. The remaining 28% of total agreements can elect for the Group to purchase the equipment pursuant to the terms of their respective agreements, generally a stipulated percentage (determined by age of the equipment) of the original cost of the equipment.

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

     See Part II, Item 1 – Legal Proceedings for a full discussion of the Settlement Agreement and the status of the Group’s legal proceedings against its former chairman, Stefan M. Palatin.

The Cronos Group

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

     After negotiations with the liquidator, the Group turned over the set-aside distributions (amounting to approximately $1.3 million) to the liquidator on December 17, 2003. As of September 30, 2004, only 11 containers remained in the portfolio of containers managed by the Group for TOEMT. The Group has held discussions with the liquidator of the two TOEMTs with a view to winding up the Group’s management of containers for TOEMT and resolving certain claims made by the liquidator with respect to the turnover of $1.3 million and the Group’s management of containers for TOEMT. The Group estimates that the maximum losses that may arise on claims made by the liquidator total $0.2 million. These discussions are ongoing, but the Group is unable to predict at this time whether they will be successful.

     The liquidator has stated that TOEMT may have additional claims to make against Cronos. The Group has requested details of any such additional claims but, to date, no claims have been specified or filed, and the Group does not know of any basis for the assertion of additional claims.

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

     All containers, whether owned or managed, are operated as part of a single fleet. The Group has discretion over which ocean carriers, container manufacturers and suppliers of goods and services it deals with. Since the Group’s agreements with the owners of Managed Container Programs contain leases within the scope of SFAS No. 13 — “Accounting for Leases” (“SFAS 13”), they are accounted for in the Group’s financial statements as leases under which the container owners are lessors and the Group is lessee. In the first nine months of 2004, 90% of payments to owners of Managed Container Programs represented agreements which generally provided that the amounts payable to container owners were based upon the rentals to ocean carriers after deducting direct operating expenses and the income earned by Cronos for managing the equipment. The remaining 10% of payments to Managed Container Programs represented agreements under which there were fixed payment terms. Minimum lease payments on the agreements with fixed payment terms are included in Note 12 to the condensed unaudited consolidated financial statements herein.

     Market Overview

     During 2004, container leasing companies have experienced high levels of demand for new and existing containers. The pace of growth in the volume of trade between China and other countries has been the catalyst to this growth. China has reported significant increases in both its volumes of imports and exports in the past two years. The increased volume of trade has resulted in shortages of both containership and container capacity.

     The following table summarizes the combined utilization of the Cronos container fleet at each of the dates indicated (based on approximate original equipment cost).

	September 30,	December 31,	September 30,
	2004	2003	2003
Utilization	95%	89%	87%

     Shipping lines report that freight rates have increased in line with strong demand on major trade routes, in particular on the Asia to US and Asia to Europe routes. However, the strong increase in volumes has led to increasing port and railroad congestion in certain locations, particularly in the US and Europe. This has increased the turnaround time for containerships and containers and further reduced the amount of available capacity.

     In order to meet the continuing demand, shipping lines have embarked on a major program of new ship building. The total world order book is at record levels for new containerships that will be delivered between 2004 and 2006.

     Container manufacturers stepped up production in 2004 in order to meet the increased container demand. The price of a new twenty-foot dry cargo container has increased to over $2,000. This reflects the combined effect of the increased demand together with increased costs for materials such as steel and wood. This compares to a price of $1,350 in the latter part of 2003. The high level of demand for new container equipment means that there is unlikely to be a major reduction in the price of new containers in the near future and that prices could potentially increase. The major container manufacturers report full order books until the end of 2004 and for the first calendar quarter of 2005. Cronos has booked space with the container manufacturers for all of its production requirements over this period.

The Cronos Group

     Per-diem rates for new containers have increased in line with the increase in new container costs thereby eliminating any adverse impact on profitability caused by the increase in costs.

     Per diems rates for older containers increased slightly and Cronos expects to maintain existing rates or achieve slight increases over the next twelve months.

     Off-hire inventories of containers have declined throughout the world, as shipping lines have employed more leased containers to meet the growth in containerised trade. This decline in inventories has resulted in substantial decreases in storage expenses. Declining inventories have also contributed to an increase in proceeds realized on the sale of used containers, as fewer containers were available to meet the demand of buyers. Cronos will consider the disposal of off-hire inventories in locations where sales prices equal or exceed internal economic targets.

     The Group did not undertake any major repositioning moves in the second and third quarters of 2004, due primarily to the shortage of containership capacity. If suitable carriers can be sourced, the Group will reposition off-hire equipment from the US east coast over the remaining part of 2004 and in the first half of 2005 in order to take advantage of the strong demand for containers in the Asian trade routes. The objective of each move is to improve future liquidity, as savings in storage expense and increased future lease revenues should exceed the once-off cost of repositioning the containers.

     Container equipment has been added to the Cronos fleet throughout the course of 2004 that is anticipated to generate earnings in future years. Also, Cronos has funding available for additional equipment acquisitions and plans to utilize these funds and to generate and use additional funding to increase the size of its container fleet. Accordingly, based on the current market for leased containers and predictions from industry analysts that demand will remain strong until the end of 2005, Cronos expects to generate earnings growth in 2005.

     Although favorable market conditions currently exist for container lessors, the current market conditions may negatively impact the shipping lines. The combination of sharply rising oil prices, increased charter rates for ships and higher prices for steel and new containers have created a concern for both the shipping lines and therefore, the leasing companies. Although the majority of the top twenty shipping lines have experienced strong profit growth during the last twelve months, other shipping lines are facing increased financial pressures, especially those that rely on operating their containerships via short-term charters. Current conditions appear to favor the larger more established shipping lines, which have witnessed increases in freight rates due to the strong demand experienced in their respective trade routes. However, some regional intra-Asia shipping lines have cut back services in some routes in an attempt to reduce their exposure to rising costs including the increased charter rate for ships. The Group remains cautious, and continues to monitor the aging of lease receivables, collections and the credit exposure to various existing and new customers. The financial impact of potential losses from these shipping lines could eventually influence the demand for leased containers, if shipping lines experience financial difficulties, consolidate, or become insolvent.

     Industry analysts are expressing concern that the current program of new ship building may create over-capacity in the industry once the new containerships that are on order have been delivered. Any over-capacity could result in a reduction in profitability for shipping lines which in turn could have implications for container leasing companies.

     Lastly, wide-ranging concerns remain regarding the world’s major economies, including the price of oil and its impact on economic growth and containerized trade volumes, the future performance of the Chinese economy, US trade and budget deficits, the performance of global stock markets, geopolitical concerns arising from uncertainties within the Middle East and Asia, threats of major terrorist attacks, as well as new container production levels, all of which may have an impact on the current demand for leased containers.

The Cronos Group

Review of Cronos Operations

     Container Fleet

     During the first nine months of 2004, Cronos added $86 million of new container equipment to its fleet of which $56 million was acquired for Container Equity Programs, $19 million was acquired for Owned Container operations and $11 million was acquired for Other Managed Container Programs.

     Dry cargo containers represented 64% of new container investment with refrigerated containers, tanks and dry freight specials accounting for 12% each. The majority of new dry cargo and refrigerated containers were placed on term lease. This reflects the strong demand from the ocean carriers for this type of lease together with a Cronos funding base designed to add more term leases.

	Cronos Fleet (in TEU thousands) at,
	September 30,	December 31,	September 30,
	2004	2003	2003
			Restated
Container Equity Programs	147.8	131.2	125.6
Other Managed Container Programs	163.7	163.3	164.3
Owned Containers	120.2	111.3	109.5

Total Fleet	431.7	405.8	399.4

     The size of the total fleet grew by 6% in the first nine months of 2004. The Owned Container fleet grew by 8% as Cronos funded the acquisition of new equipment with its debt and capital lease facilities. The size of the Container Equity Programs fleet increased by 13% which was primarily due to the addition of new equipment to the Joint Venture Program. The Other Managed Container Programs fleet increased slightly as the addition of $11 million of new equipment was almost offset by the disposal of older equipment in this segment.

     The Group operates a diversified fleet of containers. Specialized containers, comprising refrigerated containers, tanks and dry freight specials, accounted for 45% of the Cronos owned fleet (based on original equipment cost) at September 30, 2004. Cronos believes that product diversification provides a better spread of market risk and market returns. Due to their specialized nature, demand for certain of these containers is less likely to be affected by global economic downturns. The following table summarizes the composition of the total fleet at September 30, 2004, by reportable segment based on original equipment cost.

		Other Managed
	Container Equity	Container	Owned	Total
	Programs	Programs	Containers	Fleet
Dry Cargo	74%	84%	55%	72%
Refrigerated	17%	5%	23%	15%
Tank	7%	8%	7%	7%
Dry Freight Specials:
CPCs	2%	—	9%	3%
Rolltrailer	—	1%	4%	2%
Other Dry Freight Specials	—	2%	2%	1%

Total	100%	100%	100%	100%

The Cronos Group

Overview

     Cronos reported net income of $4.9 million in the first nine months of 2004 compared to $1.8 million in the corresponding period of 2003. The increase in profitability can be attributed primarily to:

•	Strong demand for leased equipment reflecting the growth in global container trade.

•	Expansion of the container fleet.

•	Equipment trading transactions.

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Analysis & Discussion

     Gross lease revenue (“GLR”) of $33.8 million for the quarter ended September 30, 2004, was $4 million, or 14%, higher than for the same period in 2003. Of the increase, $2.7 million was due to the combined effect of the changes in utilization and per diem rates and $1.3 million was due to the increase in fleet size. GLR increased for almost all product types, with the exception of refrigerated containers where GLR declined by $0.1 million due to the disposal of older equipment at the end of its economic life.

     Direct operating expenses were $4.2 million in the third quarter of 2004, a decline of $1.8 million, or 30%, compared to the corresponding period in 2003. This was primarily due to reductions of $0.9 million in storage expense, reflecting lower inventories of off-hire equipment, $0.5 million in repositioning expense (see discussion in Market Overview above) and $0.4 million in activity-related costs, as the level of repairs and handling declined in line with the reduction in container redeliveries.

     Operating segment information

		Other
(in thousands)	Container	Managed
	Equity	Container	Owned
	Programs	Programs	Containers	Total
Three months ended September 30, 2004
- gross lease revenue	$11,208	$12,046	$10,526	$33,780
- direct operating expenses	(1,283)	(1,711)	(1,224)	(4,218)

- net lease revenue	9,925	10,335	9,302	29,562
- direct financing lease income	—	—	369	369
- payments to Managed Container Programs	(8,360)	(9,626)	—	(17,986)
- container depreciation	—	—	(4,507)	(4,507)
- container interest expense	—	—	(1,344)	(1,344)

Segment profit	$1,565	$709	$3,820	$6,094

The Cronos Group

     Container Equity Programs: segment profit increased to $1.6 million in the three months ended September 30, 2004, when compared to $0.9 million for the same period of 2003.

•	Net lease revenue increased by $2.6 million over the corresponding period in 2003. This is primarily due to the increase in GLR as the additional investment in equipment for the Joint Venture Program together with the improvement in fleet utilization more than offset the effect of the disposal of older US Limited Partnership Program equipment.

•	Payments to Container Equity Programs increased by $2 million compared to 2003 reflecting the increase in net lease revenue.

     Other Managed Container Programs: segment profit of $0.7 million for the quarter ended September 30, 2004, was $0.2 million higher than in the same period of 2003.

•	Net lease revenue increased by $1.6 million when compared to the same period in 2003. GLR increased by $0.8 million as the effect of the increase in fleet utilization more than offset the effect of the disposal of older equipment. Direct operating expenses declined by $0.8 million, reflecting the reduction in inventory-related costs.

•	Payments to Other Managed Container Programs increased in line with the change in net lease revenue.

     Owned Containers: segment profit increased by $1.3 million to $3.8 million in the third quarter of 2004.

•	Net lease revenue increased by $1.6 million due to the combined effect of the increase in the size of the owned fleet, the improvement in fleet utilization and the decline in the level of inventory-related direct operating expenses.

•	Container depreciation of $4.5 million in the three months ended September 30, 2004, increased by $0.2 million from the corresponding period in 2003 as the increase in depreciation attributable to new container additions was greater than the reduction attributable to the disposal of equipment at the end of its economic life.

•	Container interest expense of $1.3 million in the third quarter of 2004, was $0.1 million, or 9%, higher than in the same period of 2003. The main changes in interest expense were attributable to:

•	An increase in the total level of debt and capital lease obligations when compared to the third quarter of 2003.

•	These increases were partly offset by a saving of $0.1 million as a result of the refinancing of approximately $9 million of fixed rate debt with variable rate debt in December 2003.

•	An increase in interest rates for the third quarter of 2004 when compared to the corresponding period of 2003.

     Equipment trading revenue of $0.7 million in the three months ended September 30, 2004, represented transactions undertaken in Scandinavia and Australia for which the Group used its relationships with equipment manufacturers to assist third-parties to design and acquire their own equipment and organize delivery to designated locations. Equipment trading revenue varies in accordance with the quantity, size and price of each transaction undertaken. In the third quarter of 2004, equipment trading revenue was $0.9 million lower than in the corresponding period of 2003 due primarily to a decline in the quantity and size of the transactions undertaken. Equipment trading expenses represented equipment and related costs for this activity.

     Commissions, fees and other income of $0.9 million in the three months ended September 30, 2004, were $0.2 million higher than in the corresponding period of 2003. This is primarily due to a $0.1 million increase in each of design and consultancy fee income and fees earned on the disposal of equipment owned by Managed Container Programs.

The Cronos Group

     Selling, general and administrative expenses were $5.1 million in the three months ended September 30, 2004, an increase of $1.5 million when compared to the third quarter of 2003. Of the total increase, $0.2 million can be attributed to the overall decline in the value of the US dollar against other major currencies. The balance of the increase was primarily due to:

•	A $0.5 million increase in the expense recognized for a stock appreciation rights plan reflecting a larger increase in the Group share price in the third quarter of 2004 than in the corresponding period of 2003.

•	$0.3 million of expenses incurred in connection with the launch of a new US Limited Partnership Program. The program made its first acquisition of new container equipment in the third quarter of 2004. These fees may be recovered in later periods if the proceeds raised by the program exceed certain thresholds.

•	A $0.2 million increase in professional services costs reflecting an increase in the level of corporate governance and compliance work undertaken.

•	A $0.3 million increase in manpower costs due in part to the recruitment of additional employees to support both the growth in the business and the additional corporate governance and compliance workload.

     Income Taxes of $0.3 million for the three months ended September 30, 2004, were slightly lower than in the corresponding period of 2003. The reduction in the effective taxation rate, from 43% in the third quarter of 2003 to 19% in the same period of 2004, was due primarily to the fact that the increased profit reported in 2004 was earned in jurisdictions with relatively low tax rates. In addition, the Group recorded a $0.1 million tax benefit in one of its European entities which arose as a result of a transaction involving the transfer of container equipment.

     Equity in earnings of affiliate was $0.9 million in the third quarter of 2004 compared to $0.5 million for the same period in 2003. The earnings of the Joint Venture Program have increased as a result of its investment in new equipment. See additional discussion herein.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

     Gross lease revenue (“GLR”) of $96.8 million for the first nine months of 2004 was $9.7 million, or 11%, higher than for the same period in 2003. Of the increase, $6.4 million was due to the combined effect of the changes in fleet utilization and per diem rates and $3.3 million was due to the increase in fleet size.

     Direct operating expenses were $16.2 million in the first nine months of 2004, a decrease of $2.7 million, or 15%, compared to the corresponding period in 2003. This decrease was due primarily to a $1.6 million reduction in storage costs, reflecting the lower inventory levels, and a $1.1 million decline in the level of repositioning moves undertaken (see discussion in Market Overview above).

The Cronos Group

     Operating segment information

		Other
(in thousands)	Container	Managed
	Equity	Container	Owned
	Programs	Programs	Containers	Total
Nine months ended September 30, 2004
- gross lease revenue	$31,474	$35,145	$30,176	$96,795
- direct operating expenses	(4,903)	(6,749)	(4,525)	(16,177)

- net lease revenue	26,571	28,396	25,651	80,618
- direct financing lease income	—	—	1,143	1,143
- payments to Managed Container Programs	(22,595)	(26,543)	—	(49,138)
- container depreciation	—	—	(13,220)	(13,220)
- container interest expense	—	—	(3,636)	(3,636)

Segment profit	$3,976	$1,853	$9,938	$15,767

     Container Equity Programs: segment profit of $4 million for the first nine months of 2004, was $1 million higher than for the same period of 2003.

•	Net lease revenue of $26.6 million was $6.7 million higher than in the same period of 2003. This was primarily due to the increase in GLR for the Joint Venture Program, reflecting the additional investment in new container equipment, and a $1 million decline in direct operating expenses for the US Limited Partnership Programs due to the decline in inventory-related costs.

•	Payments to Container Equity Programs increased by $5.7 million, which was in line with the increase in net lease revenue.

•	The ratio of segment profit to net lease revenue was unchanged at 15%. The Group earns a lower management fee from the Joint Venture Program than it earns from the US Limited Partnership Programs. Accordingly, the Group expects the ratio of segment profit to net lease revenue to decline for this reportable segment as a higher proportion of net lease revenue will be generated by the Joint Venture Program based on its current equipment acquisition plans.

     Other Managed Container Programs: segment profit of $1.9 million in the nine months ended September 30, 2004, was $0.6 million higher than for the same period in 2003.

•	Net lease revenue increased by $2.9 million when compared to the same period in 2003. GLR increased by $1.5 million as the effect of the improvement in fleet utilization and the addition of new equipment more than offset the impact of the disposal of equipment at the end of its economic life. Direct operating expenses declined by $1.4 million reflecting the reduction in storage and repositioning expense.

•	Payments to Other Managed Container Programs increased in line with the increase in net lease revenue for those agreements that did not have fixed payment terms. As a result, the ratio of segment profit to net lease revenue increased to 7% in the first nine months of 2004 from 5% in the corresponding period of 2003, as the level of payments to Other Managed Container Programs with fixed payment terms did not increase.

     Owned Containers: segment profit increased by $3.1 million to $9.9 million in the first nine months of 2004.

•	Net lease revenue increased by $2.8 million due primarily to the increase in the size of the owned fleet and the improvement in fleet utilization.

The Cronos Group

•	Container depreciation of $13.2 million in the nine months ended September 2004 was $0.2 million higher than in the corresponding period in 2003. The increase in depreciation attributable to new container additions more than offset the effect of the transfer of $5.6 million of equipment to the Joint Venture Program in the second quarter of 2003 and the disposal of equipment at the end of its economic life.

•	Container interest expense of $3.6 million in the first nine months of 2004, was $0.4 million, or 10%, lower than in the same period of 2003. The main changes in interest expense were attributable to:

•	A reduction in the average level of debt and capital lease obligations when compared to the first nine months of 2003 as the total amount of scheduled principal repayments more than offset new drawdowns.

•	A saving of $0.3 million resulting from the refinancing of approximately $9 million of fixed rate debt with variable rate debt in December 2003.

•	These reductions were partly offset by a slight increase in the average interest rate over the first nine months of 2004 when compared to the same period of 2003.

     Equipment trading revenue of $4 million in the nine months ended September 30, 2004, represented transactions undertaken in Scandinavia and Australia for which the Group used its relationships with equipment manufacturers to assist third-parties to design and acquire their own equipment and organize delivery to designated locations. Equipment trading expenses represented equipment and related costs for this activity. The Group earned $0.6 million from equipment trading activity during the first nine months of 2004, compared with $0.3 million for the same period in 2003. This reflects improved margins and an increase in the quantity and size of the transactions undertaken.

     Commissions, fees and other income of $2.6 million in the first nine months of 2004 were $0.2 million, or 8%, lower than in the corresponding period of 2003. The decrease was primarily due to a reduction of $0.2 million in amortized acquisition fee income reflecting a maturing portfolio of US Limited Partnership Programs.

     Selling, general and administrative expenses of $13.6 million for the first nine months of 2004 were $2.5 million higher than in the corresponding period of 2003. Of the total increase, $0.7 million can be attributed to the overall decline in the value of the US dollar against other major currencies as non US dollar denominated overheads become relatively more expensive. In the first nine months of 2004, approximately 53% of selling, general and administrative expenses were incurred in non US dollar currencies. The balance of the increase was primarily due to:

•	A $0.9 million increase in the expense recognized for a stock appreciation rights plan reflecting a larger increase in the Group share price in the first nine months of 2004 than in the corresponding period of 2003.

•	A $0.3 million increase in legal and other professional expenses reflecting an increase in the level of corporate governance work undertaken in 2004.

•	$0.3 million of expenses incurred in connection with the launch of a new US Limited Partnership Program. The program made its first acquisition of new container equipment in the third quarter of 2004. These fees may be recovered in later periods if the proceeds raised by the program exceed certain thresholds.

•	A $0.3 million increase in manpower costs due in part to the recruitment of additional employees to support both the growth in the business and the additional corporate governance and compliance workload.

     Income Taxes of $0.9 million for the nine months ended September 30, 2004, were $0.1 million higher than for the corresponding period of 2003. The reduction in the effective taxation rate, from 49% in the first nine months of 2003 compared to 23% in the same period of 2004, was due primarily to the fact that the increased profit reported in 2004 has been earned in jurisdictions with relatively low tax rates. In addition, the Group recorded a $0.2 million tax benefit in one of its European entities that arose as a result of transactions involving the transfer of container equipment. The effective tax rate for the first nine months of 2004 is based on the best estimate by the Group of the expected tax rate to be applicable for the 2004 fiscal year.

The Cronos Group

     Equity in earnings of affiliate increased to $2 million in the first nine months of 2004 compared to $1 million for the same period in 2003. The increase is due to the expansion of the Joint Venture Program fleet. See additional discussion herein.

The Cronos Group

Liquidity and Capital Resources

          The primary sources of cash generated by operating activities are gross lease revenue provided by the Group’s container fleet, fee revenues from its Managed Container Programs and other parties and income earned on equipment trading transactions.

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

          Gross lease revenue is largely dependent upon the timely collections of lease revenues from shipping lines. At September 30, 2004, the amounts due from lessees was $27.2 million representing an increase of $4.4 million from the position at December 31, 2003. This increase is entirely due to the increase in the amounts billed for gross lease revenue and disposal proceeds in 2004. Based on loss experience for the last twelve years, bad debts have approximated 1% of lease revenues. The Group monitors the aging of lease receivables, collections and the credit status of existing and potential customers. There is always a risk that some shipping lines may experience financial difficulty. Any resultant material increase in the level of bad debts could potentially impair the ability of the Group to meet its operating and other commitments.

          The Group utilizes the proceeds arising on the transfer of equipment held for resale to Managed Container Programs to pay the related amount due to container manufacturers. At September 30, 2004, the Group held $21 million of container equipment for resale to Managed Container Programs, including the Joint Venture Program. This represented a $10.2 million increase over the position at December 31, 2003, and was due to the strong demand for leased containers, an increase in the number of Managed Container Programs seeking to invest in container equipment and an increase in the level of funding available to programs such as the Joint Venture Program.

          Proceeds generated by the sale of Owned Containers at the end of their economic life are utilized to repay the related balance of any debt or capital lease facility outstanding.

          The Group utilizes surplus cash balances to make short-term debt repayments and thereby reduce interest expense. Such amounts may be redrawn at a later date for operating activities and other purposes.

          Traditionally, Cronos has utilized funding from each of its reportable segments to grow its container fleet and recognizes that its ability to secure funding from third-parties in order to expand its container fleet is crucial to its future growth and profitability. In more recent years, growth has been generated by the Owned Container segment through debt and capital leases and by the Container Equity Programs segment through the addition of equipment to the Joint Venture Program. Each of these sources provide flexible financing structures with competitive pricing.

          Owned Containers: The primary debt and capital lease facilities include financial covenants that are tested on a quarterly basis relating to minimum tangible net worth, maximum level of total liabilities to tangible net worth, maximum level of debt and capital lease obligations to tangible net worth, interest expense coverage and debt service coverage. At September 30, 2004, the Group was in compliance with these covenants. Future compliance with the covenants will depend on the ability of the Group to report a minimum level of income before income taxes at the end of each calendar quarter for the preceding twelve month period and to maintain the current portion of borrowings within financial covenant limits. The breach of a covenant constitutes an event of default.

          Under the terms of certain loan facilities, the Group is required to hold minimum balances on deposit in restricted cash accounts. The calculation of the minimum balance is based on projected future interest payments and the balance required will usually increase in line with the loan balances. The accounts would be utilized in the event that adequate funds were not available to meet the scheduled debt service payments.

The Cronos Group

          At September 30, 2004, the Group had $132.8 million of available container borrowing facilities under which $125.5 million was outstanding. In addition, the Group had $2 million of unutilized credit facilities which are available, if required, for operating activities.

The Cronos Group

          The primary source of debt funding available to the Group is its revolving credit facility (the “Revolving Credit Facility”) which the Group has utilized to fund the acquisition of new equipment and to refinance existing debt and capital lease obligation facilities. New equipment is funded 80% by debt and 20% by cash provided by the Group. In September 2004, the Revolving Credit Facility was amended to the effect that the revolving credit period was extended to September 23, 2005, and unless the revolving credit period is extended on that date, the balance outstanding as of September 23, 2005, will be repaid over five years. The maximum commitment of the lenders under the Revolving Credit Facility is $70 million. At September 30, 2004, the balance outstanding under the Revolving Credit Facility was $67.8 million. The balance of funds available under the Revolving Credit Facility will be utilized to purchase new equipment during 2004. The Revolving Credit Facility is subject to annual review and the ability of the Group to expand its owned container fleet may be constrained if the revolving credit period is not renewed on an annual basis or if the Group cannot provide the 20% cash required for new container acquisitions. The Group makes monthly repayments under the Revolving Credit Facility and, from time to time, may sell equipment that has been financed by the facility to Managed Container Programs. Any such reductions to the facility may be redrawn to fund the acquisition of new equipment subject to the satisfaction of certain conditions relating to the maintenance of minimum collateral levels.

          Container Equity Programs: The Joint Venture Program has been a major source of Managed Container Program funding since its inception in 2002. In June 2004, the lenders to the Joint Venture Program increased their maximum debt commitment from $80 million to $150 million. The Joint Venture Program was established in September 2002 and is 50% owned by a subsidiary of the Group and 50% owned by a major international financial services provider. The purpose of the program is to acquire and lease marine cargo containers to third-party lessees with the lenders providing up to 80% of the cost of acquiring the containers and the joint venture partners each providing one-half of the equity to fund the balance of the capital requirements of the program. In the first nine months of 2004, the balance of the Cronos investment in the Joint Venture Program increased from $8.6 million to $13.4 million representing additional equity contributions totalling $2.8 million and equity in earnings of the program of $2 million. At September 30, 2004, the Joint Venture Program had capacity for an additional $80 million of new equipment. Additional debt and equity funding is subject to annual review and the future growth of the Joint Venture Program may be constrained if increased equity and debt funding is not approved on an annual basis or if the Group cannot provide the 10% cash required for its equity contribution.

          In the third quarter of 2004, a new US Limited Partnership Program acquired $2.3 million of new container equipment from the Group. The program is designed to raise a maximum of $25 million of proceeds from limited partners and may also seek to augment the size of its container fleet by financing the purchase of additional equipment under loan facilities secured from commercial lenders.

          Other Managed Container Programs: In the first nine months of 2004, the Group sold $11 million of equipment to container owners in this reportable segment. This was the first significant investment from this segment since 2001. There are indications that the growth experienced in global container trade in recent years may attract additional new capital to this segment.

          In November 2004, the Group amended the terms of a fixed payment term agreement with an Other Managed Container Owner which accounted for approximately $4 million of the minimum annual lease payments detailed in Note 12 in the notes to the consolidated unaudited financial statements herein. The amended agreement, which is effective from October 2004, will be accounted for as a capital lease obligation, for which Cronos has provided a parent company guarantee, and accordingly the Group will record an adjustment to container equipment and capital lease obligations for an amount of approximately $3.2 million in the fourth quarter of 2004.

The Cronos Group

          Cash Flow Statements for the Nine Months ended September 30, 2004 and 2003

          Operating Activities: Net cash provided by operating activities of $18.4 million for the nine months ended September 30, 2004, was unchanged when compared to the corresponding period of 2003. An increase in the amount collected from lessees in the first nine months of 2004 was partially offset by the related increase in payments to Managed Container Programs and increased expenditure for selling, general and administrative expenses. The increased expenditure for selling, general and administrative expenses included a $0.6 million total increase in payments for manpower and audit costs that were accrued in the prior year. In addition, the cash provided by operating activities for the nine months ended September 30, 2003, included the receipt of $0.7 million from a customer under an equipment trading transaction that was held until the manufacturer payment date in the fourth quarter of 2003. In the first nine months of 2004, proceeds realized on the transfer of equipment for resale to Managed Container Programs were utilized to make the related payments to container manufacturers. Net cash provided by operating activities during the nine month period ended September 30, 2003, included cash generated on the sale of $8.9 million of container equipment purchased for resale to Managed Container Owners. The proceeds were utilized to pay the related liability to container manufacturers.

          Investing Activities: Net cash used in investing activities in the nine months ended September 30, 2004, was $17.5 million. The Group paid $25.8 million for new equipment of which $5 million was sold to a Managed Container Program during the first quarter of 2004. The Group realized a further $6.2 million on the disposal of equipment at the end of its economic life, the proceeds of which were utilized primarily to repay related outstanding balances on debt and capital lease obligation facilities. The Group made $2.8 million of contributions to the Joint Venture Program in the first nine months of 2004. Net cash used in investing activities for the same period in 2003 was $6.8 million. Proceeds from the sale of fixed assets of $8.7 million, which included the sale of $4.6 million of refrigerated equipment to the Joint Venture Program, were more than offset by equipment acquisitions of $13.8 million and an equity investment of $1.7 million in the Joint Venture Program.

          Financing Activities: Net cash provided by financing activities was $0.5 million in the nine months ended September 30, 2004. During this period, the Group utilized $23.9 million of debt and capital lease obligation facilities to fund equipment acquisitions. The Group made $22.4 million of principal repayments, comprising a paydown of approximately $5 million from funds received on the equipment sale to the Managed Container Program in the first quarter of 2004, $7.8 million of scheduled repayments and a further $9.6 million of payments, including short-term prepayments of debt using surplus cash balances to reduce interest expense. The Group also made dividend payments totalling $0.5 during this period. Net cash used in financing activities was $12.9 million during the nine months ended September 30, 2003. During this period, the Group utilized $15 million of additional borrowings to finance the acquisition of new container equipment. However, this was more than offset by debt and capital lease repayments of $27.3 million. The debt repayments included $13 million of paydowns resulting from the reduction of a revolving credit loan facility with both surplus cash balances and from cash realized on container equipment sales. In addition, the Group made dividend payments of $0.4 million and repurchased $0.3 million of shares.

Capital Resources

          Capital Expenditures and Commitments

          The Group purchases new containers for its own account and for resale to Managed Container Programs and other parties. At September 30, 2004, the Group owed container manufacturers $23.2 million for equipment. The Group intends to fund $2.6 million of this equipment utilizing new and existing debt and capital lease facilities, $18.7 million from sales to Container Equity Programs and $1.9 million will be sold to Other Managed Container Programs.

          In addition, the Group had outstanding orders to purchase container equipment of $18.5 million at September 30, 2004. Of this amount, the Group has an agreement to sell $14.4 million to the Joint Venture Program and $1.2 million to a third-party under an equipment trading transaction. The remaining $2.9 million will be financed by the Group using existing container funding facilities and cash.

The Cronos Group

          On November 11, 2004, the board of directors of the Company declared a dividend of 10 cents per common share, payable 5 cents per common share on January 10, 2005, for the fourth quarter of 2004 to shareholders of record as of the close of business on December 22, 2004, and 5 cents per common share on April 15, 2005, for the first quarter of 2005 to shareholders of record as of the close of business on March 24, 2005.

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

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

          Interest rate risk: Outstanding borrowings are subject to interest rate risk. Almost 100% of total borrowings had floating interest rates at September 30, 2004. The Group conducted an analysis of borrowings outstanding at September 30, 2004, and found that if a 10% increase were applied to variable interest rates, the effect would be to reduce annual cash flows by $0.3 million.

          Exchange rate risk: Substantially all of the Group’s revenues are billed and paid in US dollars. For non US dollar denominated revenues, the Group may enter into foreign currency forward contracts to reduce exposure to exchange rate risks. A significant portion of costs are billed and paid in US dollars. Of the remaining operating costs, the majority are individually small and incurred in various denominations and thus are not suitable for cost effective hedging. By reference to the non US dollar costs incurred in 2003, the Company estimated that every 10% decline in the value of the US dollar against various foreign currencies, would reduce annual cash flows by $0.9 million.

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

The Cronos Group

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

          The Group has secured two judgments against Stefan M. Palatin, a former chairman of the Company, from the UK courts aggregating approximately $2.3 million, and secured two charging orders (the “Cronos Charging Orders”), in the nature of liens, to enforce the judgments against Mr. Palatin’s beneficial interest in an estate located in Amersham, England (the “Amersham Estate”). The first charging order secured by Cronos was in respect of the remaining balance, and related interest, owed under a loan note by Mr. Palatin for which the Group has provided against in full in prior years. The second charging order was secured in respect of additional amounts owed by Mr. Palatin for which the Group has not recorded a receivable.

          The Group has brought an action (the “Foreclosure Action”) in the UK courts seeking to foreclose the Cronos Charging Orders and obtain an order of sale for the Amersham Estate to satisfy the judgments secured against Mr. Palatin. On June 25, 2004, the High Court of Justice, London, entered its order, upon the application of the Group, granting the Group possession of the Amersham Estate, and directing that the Estate be sold and the net proceeds of sale applied in satisfaction of the Cronos Charging Orders, aggregating $2.3 million. The Court also awarded the Group interest on this sum from July 8, 2003, and costs of approximately $0.1 million. The Group is currently marketing the Amersham Estate for sale.

          The Group will not recognize a gain in respect of the foreclosure sale of the Amersham Estate until such time as the sale has been consumated and all contingencies requisite to the distribution of funds to the Group have been settled.

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

          Under the Settlement Agreement between the Group and Contrin, the parties agree that the first $4.85 million of net foreclosure proceeds (the “Net Foreclosure Proceeds”) from the sale of the Amersham Estate and attributable to the Cronos Charging Orders and any lien secured by Contrin against the Amersham Estate be allocated and paid to Contrin (not the Group), with the balance of the Net Foreclosure Proceeds allocated and paid to the Group provided that the total payments to the Group may not exceed the total amount of the Cronos Charging Orders, the related interest and costs.

          Under the Settlement Agreement, the Group has made installment payments to Contrin of $0.550 million. The next installment payment of $0.450 million is due on or before January 3, 2005. These payments reduce the amounts otherwise payable to Contrin under the Settlement Agreement. However, pursuant to the Settlement Agreement, if the Net Foreclosure Proceeds of the sale of the Amersham Estate in satisfaction of the Cronos Charging Orders and any lien secured by Contrin against the Amersham Estate total less than $3.5 million, then the Group is required to make up the difference between the $3.5 million and the sum of amounts received by Contrin from the sale of the Amersham Estate and the installment payments previously made by the Group to Contrin by the third anniversary of the effective date of the settlement (December 17, 2006).

The Cronos Group

          In connection with the foreclosure action brought by the Group against Mr. Palatin to foreclose the Cronos Charging Orders against the Amersham Estate, the Group secured an independent valuation of the Amersham Estate. The firm valued the Amersham Estate within the range of 3 million British pounds to 4 million British pounds (at September 30, 2004 exchange rates, the equivalent of approximately $5.4 million to $7.2 million). There can be no assurance that the sales price the Group will realize from its sale of the Amersham Estate will exceed (or equal) the valuation of the estate within the range of 3 million British pounds to 4 million British pounds.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

          Not applicable

Item 3 — Defaults Upon Senior Securities

          Not applicable

Item 4 — Submission of Matters to a Vote of Security Holders

          Not applicable

Item 5 — Other Information

          Not applicable

Item 6 — Exhibits and Reports on Form 8-K

(a)	Exhibits

Number	Exhibit

10.1	Amendment No. 1, dated as of September 23, 2004, to the Second Amended and Restated Loan Agreement, dated as of September 23, 2003, by and between Cronos Finance (Bermuda) Limited, Fortis Bank (Nederland) N.V., Hollandsche Bank-Unie N.V. and NIB Capital Bank N.V.

31.1	Rule 13a-14 Certification

31.2	Rule 13a-14 Certification

32.1	Section 1350 Certifications.

(b)	Reports on Form 8-K

None

The Cronos Group

Signatures

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CRONOS GROUP

SIGNATURE	TITLE	DATE

By /s/ PETER J. YOUNGER Peter J. Younger	Director, Chief Operating Officer, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)	November 15, 2004

The Cronos Group

Exhibit Index

Number	Exhibit	Page

10.1	Amendment No. 1, dated as of September 23, 2004, to the Second Amended and Restated Loan Agreement, dated as of September 23, 2003, by and between Cronos Finance (Bermuda) Limited, Fortis Bank (Nederland) N.V., Hollandsche Bank-Unie N.V. and NIB Capital Bank N.V.	E1

31.1	Rule 13a-14 Certification	E8

31.2	Rule 13a-14 Certification	E9

32.1	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *	E10

* This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not deemed to be “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.