Form 10-K
period 2004-12-31
CRONOS GROUP
filed 2005-03-22
CIK 919869

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2004
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
(Address of principal executive offices) (zip code)
Registrant’s telephone number, including area codes:
(352) 453145

Securities registered pursuant to Section 12(b) of the Act.

Title of each class None	Name of each exchange on which registered Not applicable
Securities registered pursuant to Section 12(g) of the Act.
Common Shares, $2 par value per share
(Title of Class)
      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☒  NO ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Act)     YES ☐  NO ☒
      The aggregate market value of common shares held by non-affiliates of the registrant calculated by reference to the closing price on June 30, 2004, (the last business day of the registrant’s second fiscal quarter in 2004), was approximately $41,029,463.
      The number of Common Shares outstanding as of March 22, 2005:

Class	Number of Shares Outstanding

Common	7,286,602
      Portions of the following documents have been incorporated by reference into this report.

Document	Form 10-K Parts

Proxy Statement for Annual Meeting to be held in 2005	Part II — Item 5, Part III

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
      The information in this Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the securities laws. These forward-looking statements reflect the current view of the Group with respect to future events and financial performance and are subject to a number of risks and uncertainties, many of which are beyond the Group’s control. All statements, other than statements of historical facts included in this report, regarding strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of the Group are forward-looking statements. When used in this report, the words “will”, “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project”, and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. All forward-looking statements speak only as of the date of this report. The Group does not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ii

PART I

Item 1 —	Business
          Introduction
      The Company is a limited liability company (société anonyme holding) organized in Luxembourg with its registered office at 16, Allée Marconi, Boîte Postale 260, L-2120 Luxembourg (telephone (352) 453145). The Company is registered with the Luxembourg Registrar of Companies under registration number R.C.S. Lux. B. 27489. The internet address of the Company is www.cronos.com. Cronos Containers Limited, the Company’s principal container leasing subsidiary, is a UK corporation.
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
      Cronos is one of the world’s leading lessors (by aggregate TEU capacity) of intermodal marine containers. It owns and manages a fleet of dry cargo, refrigerated, tank and dry freight special containers. Through an extensive global network of offices and agents, Cronos leases both its own and other owners’ containers to over 400 ocean carriers and transport operators, including the majority of the 25 largest ocean carriers.
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
      Standard dry cargo containers are rectangular boxes constructed to carry a wide variety of cargoes ranging from heavy industrial raw materials to light-weight finished goods. Specialized containers such as refrigerated and tank containers are utilized for the transport of temperature-sensitive goods and for the carriage of liquid cargo. Cellular Palletwide Containers (“CPCs”) provide shipping lines with a container of extra interior width for the carriage of unitized or palletized cargoes. See “Fleet Profile” herein.
      One of the primary benefits of containerization has been the ability of the shipping industry to effectively lower freight rates due to the efficiencies created by standardized intermodal containers. Containers can be handled much more efficiently than loose cargo and are typically shipped via several modes of transportation, including ship, truck and rail. Containers require loading and unloading only once and remain sealed until arrival at the final destination, significantly reducing transport time, labor and handling costs, as well as losses due to damage and theft. Efficient movement of containerized cargo between ship and shore reduces the amount of time that a ship must spend in port.
      The logistical advantages and reduced freight rates brought about by containerization have been major catalysts for world trade growth since the late 1960s, resulting in increased demand for containers. The world’s container fleet has grown from an estimated 270,000 TEU in 1969 to approximately 17 million TEU by the end of 2004.
      The container leasing business is cyclical and depends largely upon the volume of world trade.

          Benefits of Leasing for Shipping Lines
      The container fleets of leasing companies represent approximately 46% of the world’s total container fleet with the balance owned predominantly by shipping lines. Shipping lines, which traditionally operate on tight profit margins, often supplement their owned fleets of containers with leased containers, and in doing so, achieve the following financial and operational benefits:

Leasing allows the shipping lines to utilize the equipment they need without having to make large capital expenditures;

Leasing offers a shipping line an alternative source of financing in a traditionally capital-intensive industry;

Leasing enables shipping lines to expand their trade routes and market shares at a relatively low cost without making a permanent commitment to support their new structure;

Leasing allows shipping lines to respond to changing seasonal and trade route demands, thereby optimizing their capital investment and minimizing storage costs;

Leasing provides shipping lines with the flexibility to respond to rapidly changing market opportunities as they arise without relying exclusively on their owned containers;

Leasing allows shipping lines to benefit from the relationship between container manufacturers and leasing companies.
          Types of Leases Available to Shipping Lines
      Master leases are leases under which a customer may lease a certain number of containers as they are required under a general agreement between the lessor and the lessee. Such leases provide customers with greater flexibility by allowing them to pick up and drop off containers where and when needed, subject to restrictions and availability, on pre-agreed terms. Master leases also define the number of containers that may be returned within each calendar month, the permitted return locations and applicable drop-off charges. Due to the increased flexibility they offer, master leases usually command higher per diem rates and generate more ancillary revenue (including pick-up, drop-off, handling and off-hire revenue) than term leases. Ocean carriers generally use master leases to help manage trade imbalances (where more containerized cargo moves in one direction than another) by picking up a container in one port and dropping it off at another location after one or more legs of a voyage. The commercial terms of master leases are usually negotiated or renewed annually.
      Term leases are for a fixed period of time, typically ranging from three to five years. In most cases, containers cannot be returned prior to the expiration of the lease. Some term lease agreements contain early termination penalties that apply in the event of early redelivery. Term leases provide greater revenue stability to the lessor, but at lower lease rates than master leases. Ocean carriers use term leases to lower their operating costs when they have a need for an identified number of containers for a specified term.
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
      The mix of container equipment held under master, term and direct financing leases varies widely among leasing companies.
      Lease rates depend on several factors including market conditions, customer credit rating, type of lease, length of lease term, type and age of the equipment, equipment replacement cost, interest rates and maintenance requirements.

          Company Strategy
      Cronos focuses on optimizing the return on container investment capital by providing flexible master, term and direct financing leases to the world’s top ocean carriers, across a broad range of dry cargo and specialized containers.
          Lease Profile
      Cronos offers flexible leasing arrangements primarily through master and term leases for dry cargo containers.

	Percentage of Fleet by Lease Type as of December 31, 2004

	Product Type

				Dry Freight
Type of Lease	Dry Cargo	Refrigerated	Tank	Specials	Total Fleet

Master	49%	37%	61%	44%	49%
Term
- short-term(1)	22%	14%	11%	9%	21%
- long-term(2)	25%	46%	25%	30%	25%
Direct Financing	4%	3%	3%	17%	5%

Total	100%	100%	100%	100%	100%

(1)	Short-term leases represent term leases that are either scheduled for renegotiation or that may expire in 2005.

(2)	Long-term leases represent term leases, the majority of which will expire between 2006 and 2011.
      The terms and conditions of the Group’s leases provide that customers are responsible for paying all taxes and service charges arising from container use, maintaining the containers in good and safe operating condition while on lease and paying for repairs, excluding ordinary wear and tear, upon redelivery. Some leases provide for a “damage protection plan” whereby lessees, for an additional payment (which may be in the form of a higher per diem rate), are relieved of the responsibility of paying some or all of the repair costs upon redelivery of the containers. The Group offers this service to selected customers. Repairs provided under such a plan are carried out by the same depots, under the same procedures, as the repairs to containers not covered by such plans. Customers are also required to insure leased containers against physical damage and loss, as well as against third party liability for loss, damage, bodily injury or death.
          Customers
      Cronos is not dependent upon any particular customer or group of customers. None of the Group’s customers accounts for more than 10% of its revenue, and the ten largest customers accounted for approximately 56% of the total leased TEU fleet. The majority of Cronos’ customers are billed and pay in United States dollars.
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
          Fleet Profile
      Cronos focuses on supplying high-quality containers to its customers. These containers are manufactured to specifications that exceed ISO standards and are designed to minimize repair and operating costs. Cronos operates a fleet of dry cargo, refrigerated, tank and dry freight special containers. Cronos believes that this fleet diversification enables it to broaden its business base with its customers by supplying a wide range of their equipment requirements.
      The following chart summarizes the gross lease revenue recorded by product for each of the years presented:

(in thousands)	2004	2003	2002	2001	2000

Dry cargo containers	$91,511	$80,773	$78,760	$84,921	$99,853
Refrigerated containers	20,613	20,829	21,293	22,422	24,899
Tank containers	8,295	6,713	6,123	5,908	6,481
Dry freight specials	11,677	9,186	7,467	7,094	6,372

Total	$132,096	$117,501	$113,643	$120,345	$137,605

      Dry cargo containers are the most commonly used type of container in the shipping industry. Cronos’ dry cargo containers are constructed of all Corten® steel (i.e., Corten® roofs, walls, doors and undercarriage), which is a high-tensile steel yielding greater damage and corrosion resistance than mild steel.
      Refrigerated containers are used to transport temperature-sensitive products, such as meat, fruit and vegetables. The majority of Cronos’ refrigerated containers have high-grade stainless steel interiors and muffler grade outer walls. As with the dry cargo containers, all refrigerated containers are designed to minimize repair and maintenance and maximize damage resistance. Cronos’ refrigerated containers are designed and manufactured to include the latest generation refrigeration equipment, with the most recently built units controlled by modular microprocessors.
      Cronos’ tank containers are constructed and maintained in accordance with strict international codes for the worldwide transport and storage of bulk liquids on both land and sea. These codes include the ISO, the International Maritime Organization (“IMO”) and the American Society of Mechanical Engineers (“ASME”) VIII Pressure Vessel Design Code. The fleet comprises both T4 and T11 type tanks, which can carry highly flammable, corrosive, toxic and oxidizing substances as well as non-hazardous cargoes such as food and oils. Tank containers range in capacity from 17,500 litres to 31,000 litres and are generally insulated and equipped with a heating system (steam or electrical).
      Dry freight specials include CPCs, rolltrailers, open tops, flatracks and bulkers. Cronos owns the patents for the CPC, a specialized container designed specifically for the carriage of cargo on metric pallets. The patents expire at various dates between 2006 and 2013. CPCs allow for the side-by-side stowage of pallets, which is not possible in a standard ISO container, therefore increasing the load capacity per container. Cronos earns CPC licence fee income on the sale of CPCs to third parties. A rolltrailer is a heavy-duty chassis used for moving cargo onto and off of ships. Cronos entered the rolltrailer market in 1996 when it acquired a Swedish company with an existing fleet of rolltrailers. Open Tops are primarily used to enable loading of heavy machinery from above the container and for the carriage of certain over-height cargoes that would be unsuitable for a standard ISO container. Flat racks similarly are typically used for the transportation of heavy machinery. Bulkers are a container designed for granular cargoes, including plastics, certain chemicals and agricultural products.

	Cronos Fleet (in TEU thousands) at
	December 31,

	2004	2003	2002	2001	2000

Dry cargo containers	399.1	370.5	364.5	368.4	375.9
Refrigerated containers	11.5	12.3	13.3	13.9	12.5
Tank containers	3.5	2.7	2.4	2.3	2.0
Dry freight specials:
CPCs	15.5	13.1	8.3	5.4	3.3
Rolltrailers	3.3	2.8	2.7	2.5	2.5
Other dry freight specials	6.4	4.4	3.8	3.4	3.0

Total fleet	439.3	405.8	395.0	395.9	399.2

          Operating Segments
      Cronos has four reportable segments, which are determined based on the source of container funding for the Group’s container fleet acquisitions:
      1. US Limited Partnership Programs (“US Limited Partnership Programs”),
      2. Joint Venture Program (“Joint Venture Program”),
      3. Private Container Programs (“Private Container Programs”), and
      4. Owned Containers (“Owned Containers”).
      Prior to December 2004, the US Limited Partnership Programs segment and the Joint Venture Program segment were combined in a single operating segment, Container Equity Programs, in accordance with the aggregation criteria of Statement of Financial Accounting Standards (“SFAS”) No. 131 — “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). At December 31, 2004, the Joint Venture Program exceeded the 10% revenue threshold of SFAS 131 and accordingly has been reported as a separate segment. Corresponding items of segment information have been restated for prior years.
      Lease agreements with US Limited Partnership Programs, the Joint Venture Program and Private Container Programs. (collectively “Managed Container Programs”). The majority of agreements between the Group and Managed Container Programs are in the form of a master lease, under the terms of which the Group is not liable to make any payments to the Managed Container Programs until such time as the containers have been placed on lease to an ocean carrier. The agreements generally provide that the Group will make payments based upon the rentals collected from ocean carriers after deducting direct operating expenses and the compensation earned by the Group for managing the containers.
      Although all containers, regardless of the source of funding or ownership, are leased as part of a single global fleet, management separately monitors performance of the reportable segments.
      The following chart summarizes the composition of the Cronos fleet by segment (based on original equipment cost) at December 31 for each of the years indicated:

	2004	2003	2002	2001	2000

US Limited Partnership Programs	22%	25%	27%	29%	31%
Joint Venture Program	14%	8%	4%	—	—
Private Container Programs	32%	36%	39%	40%	40%
Owned Containers	32%	31%	30%	31%	29%

Total	100%	100%	100%	100%	100%

      As of December 31, 2004, no single owner, other than the Group, owned more than 14% of the Cronos fleet (based on original equipment cost).
      The Group evaluates the performance of its reportable segments based on segment profit or loss. Gross lease revenue is deemed to be earned based on the physical location of the containers while on lease and, as substantially all of the Group’s lease revenue is earned on containers used in global trade routes, the Group believes that it does not possess discernible geographic reporting segments as defined in SFAS 131.
      Segment revenues from external customers, segment profit or loss and total assets are disclosed in Note 2 to the 2004 Consolidated Financial Statements, and are incorporated by reference herein.
          US Limited Partnership Programs
      Since 1979, Cronos has sponsored seventeen US limited partnerships and raised over $480 million from over 37,000 investors. The partnerships are all California limited partnerships. Eight of the original seventeen partnerships have now been dissolved. The objectives of the partnerships are to invest in marine cargo containers, to generate a continuing income for distribution to the limited partners, and to realize the residual value of the container equipment at the end of its useful economic life or upon the dissolution of a partnership. See “Material Off-Balance Sheet Arrangements, Transactions and Obligations” under Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.
      The US Limited Partnership Programs provide compensation to Cronos, the general partner, consisting of the following fees and commissions:

•	Acquisition fees equal to between 1.5% and 5% (depending on the program) of the original cost of equipment acquired by the partnerships. Such fees are paid on or about the date of the equipment purchase and are recognized as income for accounting purposes by Cronos, in its statement of operations, on a straight-line basis over the period of the agreement to which they relate;

•	Management fees equal to 7% of gross lease revenue;

•	Incentive fees equal to 15% of distributable cash after the limited partners have received a return of their adjusted capital contributions and distributions in an amount equal to a cumulative compounded rate of between 8% to 10% per annum (depending on the program);

•	Reimbursed administrative expenses for certain overhead and operating expenses;

•	General partner’s share equal to 5% of distributable cash generated by the partnerships’ operating activities and 1% of distributions from sales proceeds.
      One customer, Mediterranean Shipping Company S.A. (“MSC”), accounted for 10% of gross lease revenue of the US Limited Partnership Programs operating segment for the year ended December 31, 2004. MSC is a private company based in Switzerland and is ranked as the second largest container liner operator in the world.
          Joint Venture Program
      Cronos established the Joint Venture Program in 2002 with one of the Company’s lenders. See “Material Off-Balance Sheet Arrangements, Transactions and Obligations” under Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.
      The Joint Venture Program provides compensation to Cronos consisting of the following fees:

•	Acquisition fees equal to 1.25% of the original cost of equipment acquired by the Joint Venture Program. Such fees are paid on or about the date of the equipment purchase and are recognized as income for accounting purposes by Cronos, in its statement of operations, on a straight-line basis over the period of the agreement to which they relate;

•	Management fees equal to 8% of net lease revenue (gross lease revenue less direct operating expenses);

•	Disposition fees equal to 5% of the excess of the disposal proceeds over the net book value of the container disposed.
      For the year ended December 31, 2004, two separate customers each accounted for 12% of gross lease revenue for this segment. The first, CMA-CGM S.A., is a private company headquartered in France and is ranked as the fifth largest container liner operator in the world. The second, COSCO Container Lines Company Limited, a company headquartered in China, is ranked as the ninth largest container liner operator in the world.
          Private Container Programs
      Cronos manages containers pursuant to agreements negotiated directly with corporations, partnerships and private individuals located in Europe, the United States and South Africa. The terms of the agreements vary from 1 to 15 years and take two principal forms.
      Under the first form of agreement, Cronos generally earns compensation equal to gross lease revenue less direct operating expenses less the payment to the Managed Container Programs, computed in accordance with the terms of each individual agreement. In certain cases, Cronos may also earn an incentive fee.
      Under the second form of agreement, the container owner is entitled to a fixed payment for a specified term (see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein).
          Owned Containers
      Cronos uses various forms of funding to finance its owned fleet including bank loans and capital leases. From time to time, Cronos also owns containers on a temporary basis until such time that the containers are sold to the Managed Container Programs. Most containers identified for sale to Managed Container Programs are purchased new by Cronos, and sold to owners of Managed Container Programs within six months. This strategy allows Cronos more flexibility to negotiate and buy containers strategically, based on market conditions. In addition, Cronos may on occasion own equipment that has been acquired specifically for resale to third parties that does not enter the Cronos managed fleet.
      Assets that are funded by capital leases are initially reported at the fair value of the asset categorized within container equipment, with an equivalent liability reported as capital lease obligations. Container equipment is depreciated over its expected useful life. Finance charges are reported over the lease term in accordance with the effective interest method and are recorded as interest expense.
          Employees
      As of December 31, 2004, Cronos had 80 employees worldwide; 41 were located in Europe, 24 in the United States and 15 in Asia and Australia combined. None of Cronos’ employees is covered by a collective bargaining agreement.
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
      In recent years, China has emerged as the primary location for almost all types of container manufacturing. Refrigeration units, which represent approximately half of the cost of a refrigerated container, are purchased from the two primary suppliers of container refrigeration units headquartered in the United States, both of which have manufacturing plants in the Far East. These units are shipped to the container manufacturer for installation into the container.

      All of the tank containers in the Cronos fleet have been purchased from manufacturers based in China, South Africa, the United Kingdom and Belgium.
          Repair and Maintenance
      All containers are inspected and repaired when redelivered in accordance with standardized industry guidelines. Depots in major port areas perform repair and maintenance work that is verified by either independent surveyors or the Cronos technical and operations staff. As described under Item 1 — “Business — Lease Profile” some customers enter into a damage protection plan. All other customers are obligated to pay for all damage repairs, excluding wear and tear.
      Before any repair or refurbishment is authorized on older containers in the Cronos fleet, the Cronos technical and operations staff review the age, condition and type of container and its suitability for continued leasing. Cronos compares the cost of such repair or refurbishment with the prevailing market resale price that might be obtained for that container and makes the decision whether to repair or sell the container accordingly. Cronos is authorized to make this decision on behalf of most of the owners for whom it manages equipment and makes the decision by applying the same standards to the managed containers as to its own containers.
          Disposition of Used Containers
      Cronos estimates that the useful operational life for most containers in the Group fleet ranges from 12 to 15 years.
      Cronos disposes of used containers in a worldwide secondary market in which buyers include wholesalers, mini-storage operators, construction companies and others. The market for used containers generally depends on new container prices, the quantity of containers targeted for disposal and the overall lease market for containers at a particular location.
          Operations
      Cronos’ sales and marketing operations are conducted through Cronos Containers Limited (“CCL”), a wholly-owned subsidiary based in the United Kingdom. CCL is supported in this role by area offices and dedicated agents located in San Francisco, New Jersey, Antwerp, Genoa, Hamburg, Gothenburg, Singapore, Hong Kong, Sydney, Tokyo, Taipei, Seoul, Rio de Janeiro, Shanghai and Chennai.
      Cronos also maintains agency relationships with 14 independent agents around the world who are generally paid a commission based upon revenues generated in the region or the number of containers that are leased from their area. These agents are located in areas where the volume of Cronos’ business necessitates a presence in the area but is not sufficient to justify a fully-functioning Cronos office or dedicated agent. Agents provide marketing support to these areas, together with limited operational support.
      In addition, Cronos relies on the services of approximately 350 independently owned and operated depots around the world to inspect, repair, maintain and store containers while off-hire. The Group’s area offices authorize all container movements into and out of the depot and supervise all repairs and maintenance performed by the depot. The Group’s technical staff set the standards for repair of the Cronos fleet throughout the world and monitor the quality of depot repair work. The depots provide a link to the Group’s operations, as the redelivery of a container into a depot is the point at which the container is off-hired from one customer and repaired, if necessary, and stored in preparation for re-leasing to the next customer.
      Cronos’ global network is integrated with its computer system and provides 24-hour communication between offices, agents and depots. The system allows Cronos to manage and control its global fleet and provides the responsiveness and flexibility necessary to service the leasing market effectively. This system is an integral part of Cronos’ service, as it processes information received from the various offices, generates billings to lessees and produces a wide range of reports on all aspects of the Group’s leasing activities. The system records the life history of each container, including the length of time on-hire, repair costs, as well as port activity trends, leasing activity and equipment data per customer. The operations and marketing data interfaces with Cronos’ finance and accounting system to provide revenue, cost and asset information to management and staff around the world.
      In recent years, Cronos and other lessors have developed certain internet-based applications. For Cronos, these applications enhance its customer support network by allowing customer access for on-line product inquiries. The Group is continuing to develop this side of its business and will introduce other internet options as suitable applications are identified.

Competition
      Competition among container leasing companies is based upon several factors, including the location and availability of inventory, lease rates, the type, quality and condition of the containers, the quality and flexibility of the service offered, the availability of suitable financing and the professional relationship between the customer and the lessor. Other factors include the speed with which a leasing company can prepare its containers for lease and the ease with which a lessee believes it can do business with a lessor or its local area office. Not all container leasing companies compete in the same market as some supply only specific container types.
      Cronos competes with various container leasing companies in the markets in which it conducts business. The container leasing companies essentially comprises three broad groups. The first group includes five leasing companies that control almost 65% of the total leased fleet. The second group, which includes Cronos, controls approximately 24% of the total leased fleet. The third group controlling the remaining 11% comprises the smaller, more specialized fleet operators.
      In Cronos’ experience, ocean carriers generally lease containers from several leasing companies in order to minimize dependence on a single supplier.
      Economies of scale, worldwide operations, diversity, size of fleet and financial strength are increasingly important to the successful operation of a container leasing business. Additionally, as containerization continues to grow, customers may demand more flexibility from leasing companies, particularly regarding the structure of leases, per diem rates, pick-up and drop-off locations, and the availability of containers.
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

Financial Information about Geographic Areas
      The operations of the Group are subject to the fluctuations of world economic and political conditions. Such factors may affect the pattern and levels of world trade. The Group believes that the risks associated with leases to non US customers are generally the same as for leases to US customers.
      Lease revenue is deemed to be earned based on the physical location of the containers while on lease. Almost all of the Group’s lease revenue is earned on containers used by its customers in global trade routes.

Accordingly, the Group believes that it does not possess discernible geographic reporting segments (see additional discussion in “Operating Segments” and in Note 2 to the 2004 Consolidated Financial Statements).

Risk Factors
      An investment in the common shares of the Company involves a high degree of risk. The principal risks that attend the Company and its business include the following:
      Market for Common Shares. The market for the Company’s outstanding common shares is not liquid. The Company’s four largest groups of shareholders control approximately 67% of its outstanding common shares. For 2004, the average daily trading volume in the Company’s shares was 15,448.
      Requirement for third party Capital. Cronos is heavily dependent upon third parties to supply it with the capital required for container acquisitions. Such capital may not be available to the Group to enable it to expand its fleet of containers.
      Business & Economic Risks. The Group may be adversely affected by economic and business factors to which the transportation industry in general and the container leasing industry in particular is subject. These factors, which generally are beyond the control of the Group, include:

•	Economic conditions in the shipping industry;

•	The supply and pricing of new and used containers;

•	Fluctuations in world trade:- Demand for leased containers is dependent upon levels of world trade and the supply of containers relative to demand. Future fluctuations in world trade could negatively affect the Group’s container leasing operations;

•	Fluctuations in supply and demand for containers resulting from, among other things, obsolescence, changes in the methods or economics of a particular mode of transportation or changes in governmental regulations or safety standards;

•	Fluctuations in shipping lines’ fleet mix:- Demand for leased containers is largely dependent on the decision of shipping lines to lease containers rather than purchase containers to supplement their own operating fleets. Any significant changes in the composition of the shipping lines’ leased and owned container fleets could adversely affect the demand for leased containers;

•	Fluctuations in inflation, interest rates and foreign exchange rates;

•	Increases in maintenance expenses, taxes, insurance costs, third party fees and other expenses attributable to the operation and the maintenance of the containers that cannot be offset by increased lease revenues from the containers;

•	The risk of uninsured losses with respect to the containers or insured losses for which insurance proceeds are inadequate;

•	The effects of strikes, labor disputes and foreign political unrest; and,

•	The risk of terrorist attack involving containers.
      Competition. The container leasing industry is highly competitive. Some of Cronos’ competitors have greater financial resources than Cronos and may be more capable of offering lower per diem rates on a larger fleet. In addition, the barriers to entry for the container leasing industry are relatively low. If the supply of available equipment increased significantly as a result of new companies entering the industry, demand for Cronos equipment could be adversely affected.
      Defaults by Lessees. A default by a shipping line may result in lost revenue for past leasing services and additional operating expenses. The repossession of containers from shipping lines which have defaulted can prove difficult and, when containers are recovered, the Group may not be able to re-lease the equipment at comparable rates and at favorable lease terms.

      Residual Value of Containers. The majority of containers that are at the end of their useful economic life are sold in the non-maritime secondary market for use as temporary or permanent storage facilities. The proceeds realized on the disposition of such containers depends on a variety of factors including the location of the container at the time of disposition, foreign currency exchange rates, the lease market for marine cargo containers, the cost of new containers, the quantity of used containers being supplied to the secondary market, technological advances in container construction and in techniques of ocean transportation, and developments in world trade. A reduction in container residual values could adversely affect the long-term returns generated by containers resulting in reduced profitability and reduced capital availability.
      Special Purpose Containers. Special purpose containers include refrigerated containers and tanks. Refrigerated containers are subject to inherent risks of mechanical breakdown and technological obsolescence. Tanks, which can be used to transport hazardous materials, include additional risks of environmental and tort liability.
      Environmental. Countries that are signatories to the Montreal Protocol on the environment agreed in November 1992 to restrict the use of environmentally destructive refrigerants, banning production (but not use) of chlorofluorocarbon compounds (“CFCs”) beginning in January 1996. Since then, the environmental impact of CFCs has become increasingly prominent. On January 1, 2001, it became illegal for environmentally destructive refrigerants to be handled, other than for disposal, in most of the countries that are members of the European Union. All of Cronos’ refrigerated containers purchased since June 1993 use non-CFC refrigerant gas in the operation and insulation of the containers, although a reduced quantity of CFCs are still used in the container manufacturing process. At December 31, 2004, 41 of the 3,600 refrigerated containers that were owned by the Group used the CFC refrigerant gas. All of the 41 containers are currently on lease and the Group will dispose of each unit upon its redelivery. The replacement refrigerant used in the Group’s new refrigerated containers may also become subject to similar governmental regulations. In the past, the Group has retrofitted certain refrigerated containers with non-CFC refrigerants. Cronos has decided not to retrofit any additional containers. In the unlikely event that any such further retrofitting expenses should be required, they would not be material to the financial position or results of operations of the Group.
      The Group is subject to other risks in the operation of its business. For a discussion of the container leasing industry and the Group’s business, see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.
      For a discussion of the Group’s legal proceedings, see Item 3 — “Legal Proceedings” herein. For a discussion of the Group’s commitments and contingencies, see Note 15, “Commitments and Contingencies”, to the Company’s 2004 Consolidated Financial Statements. For a discussion of the market for the Company’s common shares, see Item 5 — “Market for the Company’s Common Equity and Related Stockholder Matters” herein.

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

      The containers owned and managed by Cronos are described under Item 1 — “Business” and under Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The following table summarizes the composition of the container fleet as of December 31, 2004 (based on TEU’s):

		Managed
	Owned	Container	Total
	Containers	Programs	Fleet

Dry cargo containers	99,161	299,919	399,080
Refrigerated containers	5,563	5,934	11,497
Tank containers	1,266	2,204	3,470
CPC	11,858	3,643	15,501
Rolltrailers	2,522	816	3,338
Other specialized containers	3,203	3,194	6,397

Total	123,573	315,710	439,283

      The majority of Owned Containers are financed by debt and capital lease obligations. Under the terms of the debt agreements, the containers act as collateral for the outstanding loan balance. For assets financed by capital lease facilities, although the Group takes all the risks and rewards of ownership, the lessor retains title to the equipment until the capital lease obligation has been discharged and any purchase option has been exercised by the Group.
      The following chart summarizes the utilization of each product type as at December 31, 2004 (based on approximate original equipment cost).

Dry cargo containers	95%
Refrigerated containers	90%
Tank containers	88%
Dry freight specials:
CPCs	95%
Rolltrailers	99%
Other dry freight specials	86%

Item 3 —	Legal Proceedings

The Contrin Settlement
      The Group manages containers for investment entities collectively known as Contrin in its Private Container Programs segment. Approximately 1% (measured by TEUs) of the Group’s fleet of containers is owned by Contrin.
      As the Group reported in its 8-K report of the same date, on November 17, 2003, the Group and Contrin entered into a settlement agreement (the “Settlement Agreement”) that resolved three lawsuits that Contrin had brought against the Group, one in Luxembourg and two in the United Kingdom. Under the terms of the Settlement Agreement, the parties undertook to pursue diligently certain claims they had against Stefan M. Palatin, a former chairman of the Group, to prosecute those claims to judgment, and to pursue execution of the judgments against Mr. Palatin’s beneficial interest in an estate located in Amersham, England (the “Amersham Estate”). The Settlement Agreement obligated the Group to pay Contrin a total of $3.5 million over the term of the Agreement. Under the terms of the Settlement Agreement, the Group paid Contrin $0.3 million in November 2003 and $0.250 million in February 2004.
      The Group prosecuted claims aggregating approximately $2.3 million against Mr. Palatin in the UK courts, secured final judgments against Mr. Palatin in this amount (plus interest and costs), and, on June 25, 2004, secured an order of sale of the Amersham Estate from the High Court of Justice, London.
      Pursuant to the Court’s order of sale secured by the Group, the Amersham Estate was sold on January 31, 2005 for £3.4 million British pounds (at the then current exchange rate, approximately

$6.4 million). The Group received $3.2 million of the proceeds in satisfaction of the final judgments secured against Mr. Palatin plus related interest and costs. The balance of the proceeds (the “Amersham Surplus Proceeds”) from the sale of the Amersham Estate was deposited with the Court under the terms of the Court’s order of sale. Pursuant to the Settlement Agreement, $0.550 million of the sales proceeds paid to the Group were retained by the Group to offset payments previously made to Contrin and $2.1 million was paid to Contrin. An amount of $0.6 million was retained by the Group to cover costs incurred by the Group in connection with the foreclosure.
      Under the Settlement Agreement, Contrin pursued a civil action against Mr. Palatin in the UK to recover $2.6 million, plus interest and costs, for monies diverted to Mr. Palatin from Contrin in 1994. Under the Settlement Agreement, any monies Contrin recovered from this action were to be shared between the Group and Contrin.
      The Group is currently in litigation with Transocean Equipment Manufacturing and Trading Limited (“TOEMT”), as described below. The liquidator of TOEMT has secured charging orders against the Amersham Estate, in satisfaction of default judgments he has secured against Mr. Palatin, aggregating in excess of £3 million British pounds. The liquidator asserted that, under his charging orders, he is entitled to the entire Amersham Surplus Proceeds.
      On February 25, 2005, the Group, Contrin, and the TOEMT liquidator settled their differences with respect to the allocation of the Amersham Surplus Proceeds, agreeing to an allocation of such proceeds between Contrin and the liquidator. The agreement is subject to approval of the Court supervising the TOEMT liquidation. Under the agreement, Contrin will be allocated Amersham Surplus Proceeds in an amount sufficient to fully discharge the Group’s remaining payment obligations to Contrin under the terms of Settlement Agreement.
      See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and Note 15 to the 2004 Consolidated Financial Statements for a discussion of the related accounting treatment.

TOEMT Litigation
      Since the 1980s the Group has managed containers for Transocean Equipment Manufacturing and Trading Limited (“TOEMT (UK)”), an English company. A separate company by the same name was registered in the Isle of Man (“TOEMT (Isle of Man)”). Both TOEMTs are in liquidation in England, represented by the same liquidator. When the Group learned of the insolvency proceeding commenced on behalf of TOEMT (UK) in 1998, it set aside the distributions payable with respect to the containers managed for TOEMT in a separate bank account pending clarification of the proper claimant to the distributions.
      The Group turned over the set-aside distributions (amounting to approximately $1.3 million) to the liquidator in December 2003. As of December 31, 2004, only nine (9) containers remained in the portfolio of containers managed by the Group for TOEMT. As part of the February 25, 2005 settlement agreement, described above under “The Contrin Settlement,” the Group has agreed to purchase the remaining nine containers, effective January 1, 2005. In return, the liquidator of TOEMT has agreed to drop claims with respect to the turnover of the $1.3 million and the Group’s management of containers for TOEMT.
      On December 13, 2004, the liquidator filed his “Ordinary Application” (in the nature of a complaint) in the High Court of Justice, Chancery Division, Companies Court, London, against the Company and two of its subsidiaries, Cronos Containers N.V. (“CNV”) and Cronos Containers (Cayman) Limited (“CAY”). See the 8-K report filed with the SEC on January 13, 2005.
      By the ordinary application, the liquidator seeks a declaration pursuant to Section 213 of the UK Insolvency Act of 1986, as amended (“Insolvency Act”), that the respondents were knowingly parties to the carrying on of the business of the two TOEMTs with the intent to defraud the creditors of the two TOEMTs and/or for other fraudulent purposes, by assisting Mr. Palatin in diverting assets from the two TOEMTs to himself, to entities in which he was interested, and/or to his associates, otherwise than for proper purposes and otherwise than for full consideration.

      The liquidator alleges that the respondents “knowingly” were parties to the carrying on of the business of the two TOEMTs to defraud the creditors of the two TOEMTs by reason of:

•	The transfer on or about November 25, 1991 to TOEMT (UK) of 5,500,000 ordinary shares of the Group in consideration of the contribution of assets by TOEMT (UK) to the Group worth approximately $16 million, which 5,500,000 ordinary shares were then redeemed and/or transferred to Palatin and/or his nominee for no or no proper consideration;

•	The transfer on or about December 31, 1991 to TOEMT (UK) of 90,000 preference shares (worth approximately $9 million) which were then transferred to Barton Holding Limited (a company allegedly controlled by Palatin) for no or no proper consideration, and a loan which the liquidator alleges not to have been repaid;

•	The making of various payments (amounting to in excess of $0.9 million) between approximately June 1993 and February 1996 by CNV to third parties, including Palatin or entities in which he was interested and/or his associates, which payments were made otherwise than for any legitimate commercial purpose or any other purpose of the TOEMTs’ businesses or interests;

•	The making of improper cash withdrawals (amounting to in excess of $2 million), between approximately December 1991 and June 1999 from TOEMT (UK)’s bank accounts, with the assistance of CNV, which withdrawals were allegedly for the benefit of Palatin and/or his wife rather than for any legitimate commercial purpose or other purpose of the TOEMTs’ businesses or interests; and

•	The diversion between 1991 and 1993 (with the assistance of CNV) of TOEMT (UK)’s container business to TOEMT (Isle of Man), for no or for no proper consideration.
      The liquidator further seeks a declaration pursuant to Section 213 of the Insolvency Act that the respondents and each of them is liable to contribute to the assets of the two TOEMTs the amount of the deficiency as regards the creditors of the two TOEMTs, which the liquidator currently estimates to be at least $55 million, or, alternatively, that the respondents make such contributions to the assets of the two TOEMTs as the Court thinks fit.
      The liquidator seeks an order from the Court that the respondents and each of them pay to the liquidator any sums found to be due to him by reason of the conduct alleged above, plus interest and costs.
      Service of the liquidator’s Ordinary Application has only recently been made on the Group, and accordingly the Group has yet to reply to the liquidator’s Ordinary Application. The Group believes the liquidator’s claims are wholly without merit and intends to vigorously defend them.

Item 4 —	Submission of Matters to a Vote of Security Holders
      Not Applicable
PART II

Item 5 —	Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      At March 14, 2005, there were outstanding 7,286,602 common shares. They were held of record by approximately 1,200 holders.
      Prior to December 1995, there was no trading market for the Company’s common shares. Subsequent to the Company’s public offering, the common shares were quoted and traded on the Nasdaq National Market System under the symbol “CRNSF”. In March 1999, the Company announced that it would comply with the reporting requirements applicable generally to US public companies and would therefore trade under the symbol “CRNS”. There is no trading market for the common shares outside the United States. The table below shows the high and low reported closing prices for the common shares on the Nasdaq National Market

System for the last two years for the quarterly periods indicated. Closing prices are market quotations and reflect inter-dealer prices, without retail mark up, mark down or commission and may not necessarily represent actual transactions.

	Price Range

	High	Low

Calendar Year 2003
First Quarter	$4.000	$2.700
Second Quarter	$4.240	$2.700
Third Quarter	$4.660	$3.700
Fourth Quarter	$5.810	$3.991
Calendar Year 2004
First Quarter	$7.200	$5.000
Second Quarter	$6.980	$5.810
Third Quarter	$9.600	$6.310
Fourth Quarter	$10.320	$7.850
      On December 10, 2002, the Board of Directors declared an interim dividend of 4 cents per common share. The Group paid 50% of this dividend in January 2003 and 50% in April 2003.
      In each of June and August 2003, the Board of Directors declared dividends of 2 cents per common share which were paid in July and October 2003, respectively. On November 4, 2003, a dividend of 4 cents per common share was approved. The Group paid 50% of this dividend in January 2004 and 50% in April 2004.
      In March 2004, the Board of Directors declared a dividend of 3 cents per common share for the second quarter of 2004, that was paid in July 2004. In August 2004, the Board of Directors of the Group declared a dividend of 4 cents per common share for the third quarter of 2004, that was paid in October 2004. On November 11, 2004, the Board of Directors declared a dividend of 10 cents per common share, of which 5 cents per common share was paid on January 10, 2005, for the fourth quarter of 2004, and 5 cents per common share is payable on April 15, 2005, for the first quarter of 2005.
      In March, 2005, subject to shareholder approval at the 2005 annual meeting of shareholders, the Board of Directors declared a dividend of $0.06 per common share for the second quarter of 2005, payable on July 15, 2005 to shareholders of record as of the close of business on June 24, 2005. The Group currently expects to pay quarterly cash dividends for the third and fourth quarters of 2005 comparable to that proposed for the second quarter of 2005.
      The primary debt facilities of the Group have financial covenants that are tested on a quarterly basis and include covenants that are designed to restrict excessive dividend distributions. The Group does not expect such covenants to have an impact on its current dividend policy.
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
      Under present Luxembourg law, as long as the Company maintains its status as a holding company, no income tax, withholding tax (including with respect to dividends), capital gains tax or estate inheritance tax is payable in Luxembourg by shareholders in respect of the common shares, except for shareholders domiciled, resident (or, in certain circumstances, formerly resident) or having a permanent establishment in Luxem-

bourg. The reciprocal tax treaty between the United States and Luxembourg limiting the rate of any withholding tax is therefore inapplicable.
      The top US federal income tax rate for dividends received by an individual subject to US taxation was reduced by the Jobs and Growth Tax Relief Reconciliation Act of 2003 to 15% (in most cases); the same rate that is applicable to capital gains. The reduced rate for dividends expires at the end of 2008. The reduced rate applies to dividends received from a domestic corporation or a “qualified foreign corporation”. The Group currently qualifies as a “qualified foreign corporation” by reason of the fact that its outstanding common shares are traded on Nasdaq. The reduced dividend rate does not apply to dividends paid on common shares owned for less than 60 days in the 120-day period surrounding the ex-dividend date, or on common shares with respect to which the taxpayer elects to include the dividends in investment income for purposes of claiming an investment interest deduction.
          Equity Compensation Plan Information
      Information regarding the Group’s equity compensation plans, including both shareholder approved plans and non-shareholder approved plans, will be set forth in the section entitled “Compensation of Executive Officers and Directors” in the Group’s definitive Proxy Statement to be filed within 120 days after the Group’s fiscal year-end of December 31, 2004, which information is incorporated herein by reference.
      See Note 17 to the 2004 Consolidated Financial Statements for a description of the stock-based compensation plans.

Item 6 —	Selected Financial Data
      The following table sets forth consolidated financial information for the Group as of and for the periods noted. The balance sheet and statements of operations data have been derived from the Consolidated Financial Statements of the Company. The table should be read in conjunction with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the 2004 Consolidated Financial Statements and related notes thereto included elsewhere in this Annual Report.

	Years Ended December 31,

			2002	2001
	2004(1)	2003(2)	(3)(4)	(4)(5)(6)	2000(4)

	(in thousands, except per share data)
Statements of Income Data:
Gross lease revenue	$132,096	$117,501	$113,643	$120,345	$137,605
Total revenues	140,508	126,263	119,323	131,688	147,206
Income before cumulative effect of change in accounting principle	8,865	4,190	2,309	3,401	3,605
Basic net income per share before cumulative effect of change in accounting principle	$1.22	$0.57	$0.31	$0.43	$0.39

Diluted net income per share before cumulative effect of change in accounting principle	$1.14	$0.55	$0.31	$0.42	$0.39

Shares used in:
- basic net income per share calculations	7,261	7,322	7,365	8,001	9,158
- diluted net income per share calculations	7,749	7,602	7,425	8,052	9,214
Cash dividends declared per common share	$0.17	$0.08	$0.04	—	—
Balance Sheet Data (at end of period):
Cash and cash equivalents	$17,579	$8,432	$5,626	$5,794	$7,947
Total assets	271,749	238,037	236,303	251,402	258,774
Long-term debt and capital lease obligations	114,122	106,434	114,864	124,686	112,853
Total debt and capital lease obligations	127,953	119,205	128,950	138,385	132,350
Shareholders’ equity	70,359	62,033	59,082	57,104	60,147

(1)	In 2004, the Group reversed a $1.3 million provision that had originally been provided against a related party loan note in 1997. In December 2004, the Group concluded that the loan note was recoverable and would be repaid in full from the proceeds of the sale of the Amersham Estate, see Item 3 — “Legal Proceedings” herein. The loan note was repaid on February 2, 2005.

(2)	In 2003, the Group recorded a tax benefit of $2.7 million following the transfer of assets to an affiliate resident in a different jurisdiction. Under the prevailing tax legislation, the Group was able to complete the transaction without generating a recapture of tax depreciation. As a result, the deferred tax associated with these assets was credited to income. In addition, the Group incurred $0.5 million of breakage costs in connection with the refinancing of the assets.

(3)	In 2002, the Group recorded a tax benefit of $2.5 million as a result of a settlement with an overseas tax authority.

(4)	In December 2003, the Group adopted Interpretation No. 46 Revised (“FIN 46R”), “Consolidation of Variable Interest Entities”. The Group applied FIN 46R to all entities that were subject to FIN 46R as of December 31, 2003, and determined that it was the primary beneficiary of a variable interest entity. Accordingly, Cronos applied FIN 46R by restating previously issued financial statements as of December 31, 2002, and for the year ended December 31, 2002, with a cumulative effect adjustment in the beginning of the first year restated.

(5)	In 2001, the Group recorded $2 million of accounting charges relating to the impairment of certain long-lived assets.

(6)	In 2001, the Group recorded $6 million in income from recovery of related party loans representing the partial recovery of interest and principal under two promissory notes between the Group and a former chairman.

Item 7 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion of the Group’s financial condition and results of operations should be read in conjunction with the 2004 Consolidated Financial Statements and the notes thereto and the other financial and statistical information appearing elsewhere in this annual report. The 2004 Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).
      The segment information presented in Note 2 to the Group’s 2004 Consolidated Financial Statements relates to the containers in the Group’s fleet owned by the Group itself (Owned Containers) or by Managed Container Programs (comprising US Limited Partnership Programs, the Joint Venture Program and Private Container Programs). Owned Containers include containers held for resale.
      All containers, whether owned or managed, are operated as part of a single fleet. The Group has discretion over which ocean carriers, container manufacturers and suppliers of goods and services it deals with. Since the Group’s agreements with the owners of Managed Container Programs contain leases within the scope of SFAS No. 13 — “Accounting for Leases” (“SFAS 13”), they are accounted for in the Group’s financial statements as leases under which the container owners are lessors and the Group is lessee. In 2004, 91% of payments to owners of Managed Container Programs represented agreements which generally provided that the amounts payable to container owners were based upon the rentals to ocean carriers after deducting direct operating expenses and the compensation earned by Cronos for managing the equipment. The remaining 9% of payments to Managed Container Programs represented agreements under which there were fixed payment terms. Minimum lease payments on the agreements with fixed payment terms are included in Note 13 (c) to the Group’s 2004 Consolidated Financial Statements.
      Gross lease revenue is generated by leasing containers, both owned by the Group and by Managed Container Programs, to ocean carriers under operating leases, excluding billings in advance. These amounts are billed on a monthly basis. Amounts due under master leases are calculated by the Group at the end of each month and billed approximately 3 to 5 days thereafter. Amounts due under term leases are set forth in the respective lease agreements and are generally billed and payable on a monthly basis. Changes in gross lease revenue depend primarily upon changes in fleet size, utilization rates and per diem rates.
      Equipment trading revenue and expenses represent revenue earned from the sale of equipment and the cost of the equipment sold.
      In equipment trading transactions, the Group enters into an agreement in which it undertakes to supply equipment to a third party. Simultaneously, Cronos enters into a separate agreement with a container manufacturer for the acquisition of the equipment. The Group acts as principal in such transactions and accordingly the revenue and expenses are reported gross. This equipment does not enter the Cronos fleet of managed containers.
      Commissions, fees and other operating income includes acquisition fees relating to the Group’s Managed Container Programs, income from direct financing leases, fees earned in connection with equipment consultancy and design services, licence fee income earned in connection with the patented CPCs (see Item 1 — “Business”), fees earned on the disposal of used containers in the Managed Container Programs, foreign exchange gains or losses, and miscellaneous other fees and income. Although acquisition fees are generally received in cash at the inception of a Managed Container Program and are non-refundable, they are recognized in the statement of income, on a straight-line basis over the period of the managed container agreement to which they relate.

      This item is affected by the size of managed programs and the contracted acquisition fee, the quantity of consultancy and design projects undertaken and the profit margins earned in each case, the quantity of CPCs acquired by third parties, the quantity and value of direct financing leases, the proceeds realized on the disposition of used containers and the fee earned in each case and changes in the value of the US dollar in relation to other major currencies.
      Direct operating expenses are direct costs associated with leasing both owned and managed containers. Management analyzes direct operating expenses as a percentage of gross lease revenue. Direct operating expenses may be categorized as follows:

•	Activity-related expenses include agents costs and depot costs, such as repairs, maintenance and handling;

•	Inventory-related expenses relate to off-hire containers and comprise storage and repositioning costs. These costs are sensitive to the quantity of off-hire containers as well as the frequency at which containers are re-delivered;

•	Legal and other expenses include legal costs related to the recovery of containers, insurance and provisions for doubtful accounts.
      Payments to Managed Container Programs reflect the amounts due to the owners of containers in Managed Container Programs computed in accordance with the terms of the individual agreements.
      Selling, general and administrative expenses include all employee and office costs, all professional fees, including audit, legal and other professional fees, business insurance and information technology costs.
      Segment profit or loss for reported segments, comprises items directly attributable to specific containers in each of the Group’s operating segments, including gross lease revenue, direct operating expenses, payments to Managed Container Programs, direct financing lease income, container interest expense, container depreciation expense and certain impairment charges.
          Market Overview
      Global container trade experienced strong growth for the third successive year in 2004. China has reported significant increases in both its volumes of imports and exports in recent years, and the pace of growth in the volume of trade between China and other countries has been the catalyst to this growth.
      During 2004, container leasing companies experienced high levels of demand for new and existing containers. The following table summarizes the combined utilization of the Cronos container fleet for the past three years (based on approximate original equipment cost).

	2004	2003	2002

Utilization at December 31	94%	89%	85%
Average utilization during the year	92%	86%	80%
      The utilization rates for leased containers are currently at historically high levels. Based on the current market for leased containers and predictions from industry analysts that demand will remain strong in 2005, Cronos does not expect a significant decline in utilization rates in 2005.
      Shipping lines report that freight rates have increased in line with the strong demand on major trade routes, in particular on the Asia to US and Asia to Europe routes. The majority of the leading shipping lines reported earnings growth during 2004.
      The increased volume of trade has resulted in shortages of both containership and container capacity. In order to meet the continuing demand, shipping lines have embarked on a major program of new ship building. The total world order book is at record levels for new containerships that will be delivered between 2005 and 2006. Based on current orders, it is predicted that the capacity of the world’s containership fleet will exceed 10 million TEU by the end of 2007 compared to less than 7 million TEU at the beginning of 2004. Industry analysts are expressing concern that, even if trade growth continues at a sustained rate, the current program of new ship building may create over-capacity in the industry once the new containerships that are on order are all in service in 2006. Any over-capacity could result in a reduction in freight rates for shipping lines that in turn could reduce profitability for container leasing companies.
      The strong increase in trade volumes has led to increasing port and railroad congestion in certain locations, particularly in the US and Europe. This has increased the turnaround time for containerships and containers and further reduced the amount of available capacity.
      Container manufacturers increased production output levels in 2004 in order to meet the increased container demand. The current price for a new twenty-foot dry cargo container is approximately $2,200 compared to a price of $1,350 in the latter part of 2003. This reflects the combined effect of the increased demand for containers together with increased costs for materials such as steel and wood. The high level of demand for new container equipment means that there is unlikely to be a major reduction in the price of new containers in the near future and that prices could increase further. Cronos has booked sufficient production space with the container manufacturers to meet all of its current requirements.
      In 2004, Cronos achieved a 3% increase in the per diem rate for the total container fleet including a 2% increase for dry cargo containers. Per diem rates for new containers increased in line with the increase in new container costs thereby mitigating the adverse effect on profitability caused by the increase in costs. Per diems rates for older containers increased slightly during lease renegotiations. Cronos expects to maintain existing rates or achieve slight increases over the next twelve months.
      Off-hire inventories of containers have declined throughout the world as shipping lines have employed more leased containers to meet the growth in containerised trade. This decline in inventories has resulted in substantial decreases in storage expenses. Declining inventories have also contributed to an increase in the proceeds realized on the sale of used containers, as fewer containers were available to meet the demand of buyers. Cronos will consider the disposal of off-hire inventories in locations where sales prices equal or exceed internal economic targets.
      The Group did not undertake any major repositioning moves since the first calendar quarter of 2004, due primarily to the shortage of containership capacity. If suitable carriers can be sourced, the Group will reposition off-hire equipment from the US east coast in 2005 in order to take advantage of the strong demand for containers in the Asian trade routes. The objective of each move is to improve future liquidity, as savings in storage expense and increased future lease revenues should exceed the once-off cost of repositioning the containers.
     Funding
      The ability of the Group to add new equipment to both its owned and managed fleets was one of the main reasons for the improvement in profitability in 2004 and in 2003. Cronos recognizes that its ability to secure funding from third parties in order to expand its container fleet is crucial to its future growth and profitability.
      Traditionally, Cronos has utilized funding from each of its operating segments to expand its container fleet. In more recent years, growth has been generated by the Owned Container segment, through debt and capital leases, and by the Joint Venture Program. Each of these sources provides a flexible financing structure with competitive pricing.
      Owned Containers: The primary debt facilities include financial covenants that are tested on a quarterly basis and measure minimum tangible net worth, the maximum level of total liabilities to tangible net worth, the maximum level of debt and capital lease obligations to tangible net worth, interest expense coverage and debt service coverage. At December 31, 2004, the Group was in compliance with these covenants. Future compliance with the covenants will depend on the ability of the Group to report a minimum level of income before income taxes at the end of each calendar quarter for the preceding twelve month period and to maintain minimum levels of debt service coverage. The breach of a covenant constitutes an event of default.
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
      At December 31, 2004, the Group had $131.8 million of available container borrowing facilities under which $128 million was outstanding. In addition, the Group had $2.1 million of unutilized credit facilities that are available, if required, for operating activities.
      The primary source of debt funding available to the Group is its revolving credit facility (the “Revolving Credit Facility”) which the Group has utilized to fund the acquisition of new equipment and to refinance existing debt and capital lease facilities. New equipment is funded 80% by debt and 20% by cash provided by the Group. In September 2004, the Revolving Credit Facility was amended to the effect that the revolving credit period was extended to September 23, 2005, and unless the revolving credit period is extended on that date, the balance outstanding as of September 23, 2005, will be repaid over five years. The maximum commitment of the lenders under the Revolving Credit Facility is $70 million. At December 31, 2004, the balance outstanding under the Revolving Credit Facility was $67.8 million. The balance of funds available under the Revolving Credit Facility will be utilized to purchase new equipment during 2005. The Group usually makes monthly repayments under the Revolving Credit Facility and, from time to time, may sell equipment that has been financed by the facility to Managed Container Programs. Any such reductions to the facility may be redrawn to fund the acquisition of new equipment subject to the satisfaction of certain conditions relating to the maintenance of minimum collateral levels.
      The Revolving Credit Facility is subject to annual review, and the ability of the Group to expand its owned container fleet may be constrained if the revolving credit period is not renewed on an annual basis or if the Group cannot provide the 20% cash required for new container acquisitions.
      In addition to the Revolving Credit Facility, the Group finances the acquisition of equipment with term debt and capital lease facilities. In 2004, the Group secured an additional $9.2 million of funding under such facilities. The Group enters into annual discussions with lenders in order to increase the amounts available under existing facilities and to add new facilities. Based on current discussions with a number of lenders, the Group expects that the amount of funding provided by these lenders will increase in 2005.
      Joint Venture Program: The Joint Venture Program has been a major source of funding for the Group since its inception in 2002. At December 2004, the Joint Venture Program had capacity for an additional $63 million of new equipment. Additional debt and equity funding is subject to annual review. Therefore, the future growth of the Joint Venture Program may be constrained if increased equity and debt funding is not approved on an annual basis or if the Group cannot provide the 10% cash required for its equity contribution. See further discussion in “Material Off-Balance Sheet Arrangements, Transactions and Obligations” herein.
      Private Container Programs: The growth experienced in global container trade in recent years has attracted capital to this segment. Private Container Programs acquired over $20 million of new container equipment in 2004 representing the first significant investment in this segment since the downturn in the container leasing market in 2001. Based on current negotiations with several Private Container Programs, the Group expects that the level of capital invested in new container equipment will grow in 2005. See further discussion in “Material Off-Balance Sheet Arrangements, Transactions and Obligations” herein.
      US Limited Partnership Programs: During 2004, the Group introduced a new US Limited Partnership Program. This program is designed to raise a maximum of $25 million of proceeds from limited partners and may also seek to augment the size of its container fleet by financing the purchase of additional equipment under loan facilities secured from commercial lenders. In 2004, this program acquired $3.2 million of new container equipment from the Group. See further discussion in “Material Off-Balance Sheet Arrangements, Transactions and Obligations” herein.

Review of Cronos Operations
      Container Fleet

	Cronos Fleet (in TEU thousands)
	at December 31,

	2004	2003	2002	2001	2000

US Limited Partnership Programs	86.4	93.8	100.9	112.8	119.2
Joint Venture Program	68.2	37.4	9.9	—	—
Private Container Programs	161.1	163.3	180.2	187.1	184.0
Owned Containers	123.6	111.3	104.0	96.0	96.0

Total Fleet	439.3	405.8	395.0	395.9	399.2

      During 2004, the size of the Group’s total fleet, both owned and managed, increased by a net 33,500 TEU, representing new container acquisitions of 55,000 TEU less disposals of 21,500 TEU. The total cost of new container acquisitions in 2004 was $122 million.
      The majority of new dry cargo and refrigerated containers were placed on term lease during 2004. This reflects the strong demand from the ocean carriers for this type of lease together with a Cronos funding base designed to add more term leases which provide revenue stability and a low cost base.
      In 2004, the size of the total fleet grew by 8%. At December 31, 2004, the Owned Container fleet included approximately 8,500 TEU of equipment that was held for resale to Managed Container Programs. Excluding equipment held for resale, the Owned Container fleet grew by 7% as Cronos funded the acquisition of new equipment with the Revolving Credit Facility and capital leases. The size of the Joint Venture Program fleet increased by 82% reflecting the funding capacity available to the program. The fleets of both the Private Container Programs and the US Limited Partnership Programs declined as the quantities of equipment disposed at the end of its useful economic life exceeded new container additions.
      In 2003, the size of the total fleet grew by 3%. The Owned Container fleet grew by 7% as Cronos funded the acquisition of new equipment with the Revolving Credit Facility and capital leases. The fleet of the Joint Venture Program demonstrated strong growth since its inception in September 2002. The Private Container Programs fleet declined by 9% due to a lack of any significant new investment in this segment and the disposal of older equipment.
      The Group operates a diversified fleet of containers. Specialized containers, comprising refrigerated containers, tanks and dry freight specials, accounted for 45% of the Cronos owned fleet (based on original equipment cost) at December 31, 2004. Due to their specialized nature, demand for certain of these containers is less likely to be affected by global economic downturns. The following table summarizes the composition of the total fleet at December 31, 2004, by operating segment, based on original equipment cost.

	US
	Limited	Joint	Private
	Partnership	Venture	Container	Owned	Total
	Programs	Program	Programs	Containers	Fleet

Dry cargo containers	82%	62%	85%	55%	72%
Refrigerated containers	15%	18%	3%	22%	14%
Tank containers	3%	14%	8%	7%	7%
Dry freight specials:
CPCs	—	5%	—	8%	3%
Rolltrailers	—	—	1%	5%	2%
Other dry freight specials	—	1%	3%	3%	2%

Total	100%	100%	100%	100%	100%

          Per Diem Rental Rates
      As discussed in “Market Overview”, in 2004 Cronos achieved a 3% increase in the per diem rate for the total fleet of containers in 2004.
      In 2003, the per diem rate for the total fleet of containers declined by 3%. The combined per diem rate for dry cargo containers declined by 7% in the same period. This may be attributed to three main factors:

•	Per diem rental rates decreased in line with the reduction in container prices and interest rates;

•	Cronos converted lease agreements with several shipping lines from master to long-term leases. These conversions provided greater revenue stability but at lower lease rates than those payable under master leases; and,

•	Cronos initiated new term leases for older equipment, which, while resulting in lower per diem rates, significantly lowered inventory levels.
      The following factors should be considered when assessing the impact of a change in per diem rental rates:

•	The improvement in utilization that can result from lower per diem rates may have a significant favorable effect on direct operating expenses due to the reduction in storage and other inventory-related costs; and,

•	The global economic pressures that cause a change in interest rates may also contribute, to some extent, to a change in lease rates.
          Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
Overview
      Cronos reported net income of $8.9 million in 2004 compared to $4.2 million in the prior year. The increase in profitability in 2004 can be attributed primarily to:

•	Growth in global container trade;

•	Increased availability of funding for investment in new container production and, in particular, the growth and profitability of the Joint Venture Program; and,

•	Income recognized on the recovery of a related party loan note.
Analysis & Discussion
      Gross lease revenue (“GLR”) of $132.1 million for the year ended December 31, 2004, was $14.6 million, or 12%, higher than for the prior year. Of the increase, $9.4 million was due to the combined effect of the change in utilization and per diem rates and $5.2 million was due to the increase in fleet size. GLR increased for almost all product types, with the exception of refrigerated containers where GLR declined by $0.2 million due to the disposal of older equipment at the end of its economic life.
      Direct operating expenses were $20.6 million in 2004, a decrease of $4.9 million, or 19%, compared to 2003 due to reductions in inventory-related costs:

•	Storage expenses declined by $2.4 million due to the reduction in off-hire container inventories;

•	Repositioning expense declined by $2.5 million (see discussion in Market Overview above).

      Operating segment information (see Note 2 to the 2004 Consolidated Financial Statements).

	US
	Limited	Joint	Private
	Partnership	Venture	Container	Owned
(in thousands)	Programs	Program	Programs	Containers	Total

Year ended December 31, 2004
- gross lease revenue	$26,671	$16,349	$47,442	$41,634	$132,096
- direct operating expenses	(5,012)	(1,058)	(8,359)	(6,134)	(20,563)

- net lease revenue	21,659	15,291	39,083	35,500	111,533
- direct financing lease income	—	—	—	1,547	1,547
- payments to Managed Container Programs	(17,675)	(13,963)	(36,323)	—	(67,961)
- container depreciation	—	—	—	(17,716)	(17,716)
- container interest expense	—	—	—	(5,076)	(5,076)

Segment profit	$3,984	$1,328	$2,760	$14,255	$22,327

      US Limited Partnership Programs: segment profit increased to $4 million in 2004 from $3.4 million in 2003.

•	Net lease revenue for this segment increased by $2.3 million over the prior year. The improvement in fleet utilization resulted in increased GLR and lower inventory-related direct operating expenses. This more than offset the effect of the disposal of containers at the end of their useful economic life.

•	Payments to US Limited Partnership Programs increased by $1.7 million, which is in line with the increase in net lease revenue for this segment.
      Joint Venture Program: segment profit increased to $1.3 million in 2004 from $0.7 million in 2003.

•	Net lease revenue for this segment almost doubled to $15.3 million in 2004 reflecting the significant investment in additional equipment for the program.

•	Payments to the Joint Venture Program increased by $6.8 million, which is in line with the increase in net lease revenue for this segment.
      Private Container Programs: segment profit increased to $2.8 million in 2004 from $1.6 million in 2003.

•	Net lease revenue increased by $4.9 million when compared to 2003. The improvement in fleet utilization resulted in a $2.5 million increase in GLR and a $2.4 million reduction in inventory-related direct operating expenses.

•	Payments to Private Container Programs increased by $3.8 million over the prior year. The ratio of segment profit to net lease revenue increased to 7% in 2004 from 5% in 2003. The level of payments to Private Container Programs with variable payment terms increased in line with net lease revenue. Under the variable payment basis, the amount payable to the Managed Container Program is based on the rentals to the ocean carriers after deducting direct operating expenses and the compensation earned by Cronos for managing the equipment. The level of payments to Private Container Programs with fixed payment terms declined as the Group amended the terms of a fixed payment agreement with a container owner in November 2004. The amended agreement which was effective from October 2004, is now accounted for as a capital lease obligation. Accordingly, the Group recorded an adjustment to container equipment and capital lease of approximately $3.2 million in the fourth quarter of 2004.
      Segment profit on Owned Containers increased by $5.2 million to $14.3 million in 2004.

•	GLR increased by $4.2 million reflecting the effect of the increased fleet size and the combined effect of the increase in utilization and per diem rates.

•	Container depreciation of $17.7 million in 2004 was $0.4 higher than in 2003 as the increase in depreciation attributable to new container additions more than offset the effect of the disposal of equipment at the end of its economic life.

•	Container interest expense of $5.1 million in 2004, was $0.6 million, or 10%, lower than in 2003. The main changes in interest expense were attributable to:

-	An increase of $0.3 million due to higher interest rates during 2004;

-	A saving of $0.4 million resulting from the refinancing of approximately $9 million of fixed rate debt with variable rate debt in December 2003; and,

-	In December 2003, $0.5 million of breakage costs were incurred as a result of the refinancing of approximately $9 million of fixed rate debt.
      Equipment trading revenue of $4.7 million in 2004 represented transactions undertaken primarily in Scandinavia and Australia for which the Group used its relationships with equipment manufacturers to assist third parties to design and acquire their own equipment and organize delivery to designated locations. Equipment trading expenses represented equipment and related costs for this activity. The Group earned $0.7 million from equipment trading activity in 2004, compared with $0.4 million in 2003, reflecting improved profit margins for the transactions undertaken.
      Commissions, fees and other operating income of $3.6 million in 2004 were almost unchanged from the prior year. The primary activity included:

•	A $0.7 million decline in unrealized exchange gains. In 2003, the Group recorded $0.5 million of foreign exchange gains that were recognized primarily on Euro direct financing lease receivables;

•	An increase of $0.5 million on the gain recorded on the disposal of fixed assets. This was due in part to the increased disposal proceeds realised on the sale of equipment at the end of its economic life (see discussion in “Market Overview” above); and,

•	A $0.2 million increase in fees earned on the disposal of containers owned by Managed Container Programs that again reflected the strong market for used containers.
      Selling, general and administrative expenses were $18.8 million in 2004, an increase of $3 million, when compared to 2003. Of the total increase, $0.9 million can be attributed to the decline in the value of the US dollar against other major currencies. In 2004, over 50% of selling, general and administrative expenses were incurred in non US dollar currencies. The balance of the increase was primarily due to:

•	A $1.1 million increase in the expense recognized for a stock appreciation rights plan reflecting a larger increase in the Group share price in 2004 than in the prior year;

•	A $0.3 million increase in professional services costs reflecting an increase in the level of corporate governance and compliance work undertaken; and,

•	A $0.6 million increase in manpower costs due in part to the recruitment of additional employees to support both the growth in the business and the additional corporate governance and compliance workload.
      Recovery of related party loan note of $1.280 million in 2004 represented the reversal of a provision against the principal balance due under a loan note between the Group and Mr. Palatin. The Group had previously established a reserve against the principal balance of $1.280 million in 1997. In December 2004, the Group entered into a contract for the sale of the Amersham Estate. The order for sale of the Amersham Estate had been directed by the UK courts so that the proceeds of the sale could be applied to discharge two charging orders that the Group had secured against Mr. Palatin and his beneficial interest in the Amersham Estate. The first charging order secured by Cronos was in respect of the remaining balance, and related interest, owed under the loan note by Mr. Palatin The second charging order was secured in respect of additional amounts owed by Mr. Palatin for which the Group had not recorded a receivable. In December 2004, the Group conducted a review of the amount due under the loan note and concluded, that in light of the fact that a contract for the sale of the Amersham Estate had been executed and that no other creditor of Mr. Palatin had secured an equal or better charge over the proceeds from the Amersham Estate, that the loan note was recoverable. Accordingly, the $1.280 million provision that had previously been recorded against the principal balance of the loan note was reversed and the receivable reinstated (see additional discussion in Item 3 — “Legal Proceedings” and Note 15 to the 2004 Consolidated Financial Statements).
      The Group also conducted a review of additional proceeds of $1.333 million expected on the sale of the Amersham Estate, comprising the second charging order and interest due in connection with the first and second charging orders. A receivable had not previously been recorded for these items. The Group concluded that as these items represented contingent gains, they should not be recognized until the consummation of the sale of the Amersham Estate and the settlement of all contingencies requisite to the distribution of funds to the Group.
      The sale of the Amersham Estate was completed in January 2005, and the Group received $2.613 million in respect of its charging orders and related interest. This receipt included $1.280 million in respect of the repayment of the outstanding loan note.
      Equity in earnings of affiliate increased to $2.9 million in 2004 compared to $1.5 million in 2003 due to the expansion of the Joint Venture Program fleet. See additional discussion herein.
      Income Taxes of $1.1 million in 2004 represented an effective tax rate of 15%. The effective tax rate after adjusting for the non-operating recovery of the related party loan note was 19%. In 2003, the tax benefit of $1.5 million included tax charges of $1.2 million which were more than offset by a credit of $2.7 million that was recorded in connection with an asset refinancing transaction. The $0.1 million reduction in the amount of tax charges in 2004 was due primarily to the fact that the increased profit reported in 2004 has been earned in jurisdictions with relatively low tax rates. In addition, the Group recorded a $0.2 million tax benefit in one of its European entities that arose as a result of transactions involving the transfer of container equipment.
          Year Ended December 31, 2003 Compared to Year Ended December 31, 2002
Overview
      Cronos reported net income of $4.2 million in 2003 compared to $2.3 million in the prior year. The increase in profitability in 2003 can be attributed primarily to:

•	Growth in global container trade;

•	Increased availability of funding for investment in new container production and, in particular, the growth and profitability of the Joint Venture Program;

•	Lower costs of financing. However, interest expense for 2003 included $0.5 million of breakage costs that were incurred in connection with a refinancing transaction; and,

•	An increase in income earned for the management of equipment in the Private Container Programs due to the conversion of an agreement from a fixed to variable basis.
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
      Direct operating expenses were $25.5 million in 2003, a decrease of $1.3 million, or 5%, compared to 2002. The primary reasons for the decline were:

•	A reduction of $2.2 million in inventory-related costs reflecting a $3 million decline in storage due to the reduction in off-hire container inventories, partially offset by an increase of $0.8 million in repositioning expense reflecting the cost of moving off-hire equipment from low demand to high demand locations;

•	A $0.8 million increase in the amount of legal and other costs as the provision for doubtful accounts was increased to reflect the deterioration in the credit position of a Far East based shipping line.
      Operating segment information (see Note 2 to the 2004 Consolidated Financial Statements).

	US
	Limited	Joint	Private
	Partnership	Venture	Container	Owned
(in thousands)	Programs	Program	Programs	Containers	Total

Year ended December 31, 2003, restated
- gross lease revenue	$26,558	$8,630	$44,901	$37,412	$117,501
- direct operating expenses	(7,162)	(753)	(10,704)	(6,889)	(25,508)

- net lease revenue	19,396	7,877	34,197	30,523	91,993
- direct financing lease income		—	—	1,510	1,510
- payments to Managed Container Programs	(15,969)	(7,190)	(32,571)	—	(55,730)
- container depreciation	—	—	—	(17,282)	(17,282)
- container interest expense	—	—	—	(5,665)	(5,665)

Segment profit	$3,427	$687	$1,626	$9,086	$14,826

      US Limited Partnership Programs: segment profit of $3.4 million in 2003 was almost unchanged from the prior year.

•	Net lease revenue for this segment declined by $0.6 million. The $1.5 million reduction in GLR was caused primarily by the decline in fleet size due to the disposal of older equipment at the end of its useful economic life. Direct operating expenses decreased by $0.8 million as inventory-related costs declined in line with the reduction in the level of off-hire containers.

•	Payments to US Limited Partnership Programs decreased by $0.6 million, which is in line with the decline in net lease revenue for this segment.
      Joint Venture Program: segment profit increased to $0.7 million in 2003 from $0.1 million in 2002.

•	Net lease revenue for this segment increased by $6.1 million over the prior year reflecting the additional investment in new equipment.

•	Payments to the Joint Venture Program increased by $5.6 million, which is in line with the increase in net lease revenue for this segment.
      Private Container Programs: segment profit increased to $1.6 million in 2003 from $0.4 million in 2002.

•	Net lease revenue increased by $0.6 million when compared to 2002. GLR for this segment declined as the effect of the disposal of older equipment more than offset the impact of improved utilization. However, this was more than offset by a $1.2 million reduction in direct operating expenses.

•	Payments to Private Container Programs decreased as the payments attributable to the increase in net lease revenue were more than offset by a $1.3 million reduction in the payments to one owner of a Private Container Program where the payment terms for a number of agreements changed from a fixed to a variable payment basis. Under the variable payment basis, the amount payable to the Managed

Container Program is based on the rentals to the ocean carriers after deducting direct operating expenses and the income earned by Cronos for managing the equipment.

      Segment profit on Owned Containers increased by $2 million to $9.1 million in 2003.

•	GLR declined by $0.8 million due primarily to the sale of equipment to the Joint Venture Program in the second half of 2002 and in the first half of 2003.

•	Container depreciation of $17.3 million in 2003 declined by $1.1 million from 2002 as the increase in depreciation attributable to new container additions was more than offset by the disposal of refrigerated equipment at the end of its economic life and by the sale of equipment to the Joint Venture Program.

•	Container interest expense of $5.7 million in 2003, was $1.5 million, or 21%, lower than in 2002. The main changes in interest expense were attributable to:

-	A reduction of the total level of debt and capital lease obligations in 2003 when compared to 2002. This is primarily as a result of the reduction of $11.3 million of indebtedness in September 2002 related to the sale of $18.8 million of equipment to the Joint Venture Program;

-	Lower interest rates;

-	$0.5 million of breakage costs in December 2003 as a result of the refinancing of approximately $9 million of fixed rate debt.
      Equipment trading revenue of $5 million in 2003 represented transactions undertaken in which the Group used its relationships with equipment manufacturers to assist third parties to design and acquire their own equipment and organize delivery to designated locations. Equipment trading expenses represented equipment and related costs for this activity. The Group earned $0.4 million from equipment trading activity during 2003, compared with $0.1 million in 2002.
      Commissions, fees and other operating income of $3.6 million in 2003 were $0.7 million, or 16%, lower than in 2002. The decrease was primarily due to:

•	A total reduction of $0.6 million in CPC licence fee income and consultancy and design fee income due to lower third party demand for new CPC and other container acquisitions during 2003;

•	A reduction of $0.4 million in fees earned on the disposal of containers owned by Managed Container Programs. This was due in part to the fact that greater quantities of equipment had reached the end of their economic life and were therefore sold in earlier years and in part to the fact that the off-hire inventories, from which disposals may be made, declined in line with increased market demand for leased containers;

•	A reduction of $0.2 million in amortized acquisition fee income reflecting a maturing portfolio of Managed Container Programs;

•	A reduction of $0.2 million in income earned on the sublease of two properties as a result of office relocations in the US and in the UK;

•	An increase of $0.3 million in direct financing lease income reflecting the addition of a number of new direct financing leases; and,

•	An increase of $0.4 million in unrealized exchange gains recognized primarily on Euro direct financing lease receivables.
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

      Selling, general and administrative expenses were $15.8 million in 2003, an increase of $1.5 million, when compared to 2002. Of the total increase, $0.9 million can be attributed to the decline in the value of the US dollar against other major currencies. The balance of the increase was due to:

•	An increase of $0.5 million in manpower costs as a result of changes in salary levels in line with inflation and other pay awards;

•	A $0.2 million increase in the expense recognized for a stock appreciation rights plan reflecting a larger increase in the Group share price in 2003 than in the prior year;

•	An increase of $0.2 million in legal costs for the Contrin and Palatin legal actions; and,

•	A reduction of $0.3 million in occupancy costs due to office relocations in the UK and the US.
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
      The primary sources of cash generated by operating activities are gross lease revenue provided by the Group’s container fleet, fee revenues from its Managed Container Programs and other parties and income earned on equipment trading and direct financing lease transactions.
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
      Cash flows relating to gross lease revenue are largely dependent upon the timely collections of lease revenues from shipping lines. At December 31, 2004, the amounts due from lessees was $25.1 million representing an increase of $2.4 million from the position at December 31, 2003. This increase is entirely due to the increase in the amounts billed for gross lease revenue and disposal proceeds in 2004. Based on loss experience for the last twelve years, bad debts have approximated 1% of lease revenues. The Group monitors the aging of lease receivables, collections and the credit status of existing and potential customers. There is always a risk that some shipping lines may experience financial difficulty. Any resultant material increase in the level of bad debts could potentially affect the ability of the Group to meet its operating and other commitments.
      The Group utilizes the proceeds arising from the transfer of equipment held for resale to Managed Container Programs to pay the related amount due to container manufacturers. At December 31, 2004, the Group held $17.1 million of container equipment for resale to Managed Container Programs, including the Joint Venture Program. This represented a $6.3 million increase over the position at December 31, 2003, and was due to a significant increase in the number of containers ordered by the Group due to the strong demand for leased containers, an increase in the number of Managed Container Programs seeking to invest in container equipment and an increase in the level of funding available to programs such as the Joint Venture Program.
      Proceeds generated by the sale of Owned Containers at the end of their economic life are utilized to repay the related balance of any debt or capital lease facility outstanding.
      The Group utilizes surplus cash balances to make short-term debt repayments and thereby reduce interest expense. Such amounts may be redrawn at a later date for operating activities and other purposes.
          Cash Flow Statements for the years ended December 31, 2004, 2003 and 2002
      Cash from Operating Activities. Net cash provided by operating activities during 2004 was 36% higher than in 2003. The increase was primarily due to:

•	Increased cash collections from lessees of $22.6 million, or 17% over 2003. This was due to the combined effect of the increase in the amounts billed for gross lease revenue and container sales together with a reduction in the number of days that accounts receivable balances were outstanding;

•	A $3.5 million reduction in direct operating costs payments in 2004 due to the decline in inventory-related costs; and,

•	Increased receipts of $1.5 million in 2004 for equipment trading transactions.
      The increase in cash flow attributable to these items was partially offset by:

•	Increased distributions to Managed Container Programs of approximately $19.5 million in 2004, reflecting the increase in both GLR and container disposal proceeds and the reduction in direct operating expenses for these programs; and,

•	A $1.5 million increase in payments for selling, general and administrative costs.
      Net cash provided by operating activities during 2003 was 6% higher than in 2002. The increase in net cash generated in 2003 was primarily due to cash flows generated by increased collections of gross lease revenue, reduced payments for direct operating costs and interest costs which were partly offset by increased payments to Managed Container Programs, reduced cash flows from commissions fees and other operating income and increased payments for selling, general and administrative costs.
      The net cash generated in 2002 included $1.2 million of income tax repayments relating primarily to a settlement with a foreign taxation authority during the year. In addition, during 2002, the increase in cash generated by the decline in direct operating expense payments, lower financing costs and reduced distributions to Managed Container Programs were more than offset by the decline in cash flows resulting from the reduction in gross lease revenue receipts and the decline in the level of commissions and fees generated.
      Cash from Investing Activities. Investing activities include the acquisition of containers for the Group’s owned container fleet, the purchase of other assets related to the operation of the worldwide Cronos office network and equity investments in the Joint Venture Program. Net cash used in investing activities for 2004 was $16.6 million and included the following:

•	The Group paid $29.7 million for new container and other equipment of which $5 million was sold to a Managed Container Program in the first quarter of 2004;

•	The Group realized a further $11.7 million on the disposal of equipment at the end of its useful life, the proceeds of which were utilized primarily to repay related outstanding balances on debt and capital lease obligations; and,

•	The Group invested $3.6 million in the Joint Venture Program in order to provide its share of equity funding for additional equipment acquisitions by the program.

      Net cash used in investing activities was $9.8 million in 2003 and included the following items:

•	The acquisition of $16.9 million of new container and other equipment;

•	$2.6 million of equity contributions to the Joint Venture Program; and,

•	These payments were partially offset by $9.6 million of proceeds from the sale of container equipment, including $4.6 million of proceeds generated by a sale to the Joint Venture Program.
      Net cash used in investing activities was $3.3 million in 2002. Proceeds from the sale of container equipment of $12.5 million included $9.8 million of equipment that was sold to the Joint Venture Program. In addition, the Group received a dividend of $1.4 million from the Joint Venture Program. These items were more than offset by total expenditure of $17.2 million on fixed assets and direct financing lease equipment.
      Cash from Financing Activities. Net cash used in financing activities in 2004 was $5.1 million and included the following items:

•	The Group utilized $21.6 million of debt and capital leases to fund the acquisition of container and other equipment;

•	Repayments of $25.4 million to financial institutions, including a paydown of approximately $5 million from funds received on the equipment sale to the Managed Container Program in the first quarter of 2004, $10 million of scheduled payments and $9.5 million of further payments, including short term pre-payments of debt using surplus cash balances to reduce interest expense;

•	Dividend payments of $0.8 million; and,

•	$0.5 million of payments to restricted cash accounts in accordance with the terms of a number of financing facilities.
      Net cash used in financing activities was $10.1 million in 2003 and included the following items:

•	The Group utilized $35.6 million of revolving credit and term loan facilities to fund equipment acquisitions and to refinance $16.9 million of existing debt and capital lease obligations;

•	The Group made additional repayments of $28 million of debt and capital lease obligations including a $4.6 million repayment in connection with an equipment sale to the Joint Venture Program;

•	Dividend payments of $0.6 million; and,

•	The Group repurchased $0.3 million of its common shares.
      Net cash used in financing activities was $18.3 million for 2002. Proceeds from the issuance of new term debt of $17.9 million were more than offset by the repayment of $36.2 million of debt and capital lease obligations, including $11.3 million that was repaid at the inception of the Joint Venture Program.
          Capital Resources
          Capital Expenditures and Commitments
      The Group purchases new containers for its Owned Container operations and for resale to its Managed Container Programs and other parties. At December 31, 2004, the Group owed container manufacturers $27.8 million for equipment. The Group will fund $6.2 million of this equipment utilizing its available container funding facilities, $17.4 million will be paid by the Joint Venture Program, $3.3 million will be paid by Private Container Programs and the remaining $0.9 million will be paid by a US Limited Partnership Program. The Group intends to use the additional capacity created by monthly repayments under the Revolving Credit Facility to fund its $6.2 million of container acquisitions.
      In addition, at December 31, 2004, the Group had commitments of $20.7 million to purchase container equipment in 2005. Of this, $5.9 million will be financed by the Group using available container funding facilities, $6.3 million will be paid by the Joint Venture Program, $6.2 million will be paid for by a Private Container Program and $2.3 million will be paid by third parties under equipment services transactions.

      Capital expenditures for containers in 2004, 2003 and 2002 were $29.1 million, $16.5 million and $15.5 million respectively. Other capital expenditures in 2004, 2003 and 2002 were $0.6 million, $0.3 million and $0.3 million, respectively.
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
      Cronos intends to use funding from each of its operating segments to finance future fleet growth (see “Funding” herein for a discussion of funding for each segment).
      The Group believes that it has sufficient resources to support its operating and investing activities for the next twelve months.
          Material Off-Balance Sheet Arrangements, Transactions and Obligations
      Joint Venture Program. The Joint Venture Program has been a major source of Managed Container Program funding since its inception in 2002 and is 50% owned by a subsidiary of the Group and 50% owned by a lender to the Group, a major international financial services provider. The purpose of the program is to acquire and lease marine cargo containers to third party lessees with several lenders, including the 50% joint venture owner, providing up to 80% of the cost of acquiring the containers and the joint venture partners each providing one-half of the equity to fund the balance of the capital requirements of the program. The joint venture entity is a bankruptcy-remote, special purpose company organized under the laws of Bermuda and is accounted for under the equity method of accounting.
      In June 2004, the lenders to the Joint Venture Program increased their maximum debt commitment from $80 million to $150 million. At December 31, 2004, the Joint Venture Program had fixed assets and direct financing leases with a book value of $122.1 million partly funded by debt of $99.4 million. In 2005, it is expected that the Joint Venture Program will acquire an additional $65 million of assets and this investment will require additional equity of approximately $6.5 million from each of the joint venture partners.
      In the twelve months to December 31, 2004, the Group earned $1.3 million as compensation for the management of containers owned by the program, recorded $2.9 million in equity in earnings of the program and contributed $3.6 million of capital to the Joint Venture Program.
      The Group has determined that the Joint Venture Program is within the scope of FIN 46R; however it is not a variable interest entity. The maximum exposure for Cronos to losses as a result of its involvement with the Joint Venture Program at December 31, 2004, was $15.5 million, representing the total of its equity investment in the Joint Venture Program and the management fees due to Cronos from the program.
      A further discussion of the Group’s involvement and transactions with the Joint Venture Program is provided in Item 1 — “Business” and elsewhere in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.
      US Limited Partnership Programs — General Partner. The Group has equity interests as a general partner in nine US limited partnership programs. The partnerships are all California limited partnerships managed by Cronos Capital Corp., an indirect subsidiary of the Company. Since 1979, seventeen public limited partnerships raised over $480 million from over 37,000 investors. Eight of the original seventeen partnerships have now been dissolved. These general partner investments are accounted for using the equity method.
      The objectives of the partnerships are to invest in marine cargo containers, to generate a continuing income for distribution to the limited partners, and to realize the residual value of the container equipment at the end of its useful economic life or upon the dissolution of a partnership. At December 31, 2004, the US Limited Partnership Programs had total assets of $107.3 million and total liabilities of $3.3 million. The general partner is indemnified by the partnerships for any liabilities suffered by it arising out of its activities as general partner, except in the case of misconduct or negligence. As limited partnerships, the limited partners may not be assessed for additional capital contributions, and it is possible that the general partner could be liable if the assets of the partnerships are not sufficient to pay their liabilities. However, the Group considers that the risk of any such loss is not material. Therefore, the maximum exposure for Cronos to losses as a result of its involvement with the US Limited Partnership Programs at December 31, 2004, was $3.1 million, representing the total amount due for management fees and other items from the partnerships.
      In accordance with FIN 46R, the Company has determined that the nine limited partnerships qualify as variable interest entities. In each case, the Company has concluded that neither the Company, nor any of its subsidiaries, is the primary beneficiary of any US Limited Partnership Program.
      Fixed Operating Leases Obligations. Cronos, as lessee, has entered into fixed operating lease contracts for container equipment, computer equipment and office space. In 2004 the rental expense was $6.9 million of which the fixed operating lease rental expense for container equipment was $6.1 million. See “Contractual Obligations” herein and Note 13 (c) to the 2004 Consolidated Financial Statements for the minimum amount of future lease payments due under fixed operating and other lease contracts.
      Legal Settlement. On November 17, 2003, Cronos and Contrin entered into a Settlement Agreement, resolving litigation which had commenced in August 2000 (see Item 3 — “Legal Proceedings” and Item 7 — “Contractual Obligations” herein). Under the terms of the Settlement Agreement, Cronos has agreed to make certain future payments to Contrin.
      In February 2005, the Group paid $2.1 million to Contrin, under the terms of the Settlement Agreement, on the completion of the sale of the Amersham Estate. In addition, in February 2005, an agreement was reached between the Group, Contrin and the TOEMT liquidator under the terms of which, Contrin will be allocated Amersham Surplus Proceeds in an amount sufficient to fully discharge the Group’s remaining payment obligations to Contrin under the Settlement Agreement. This agreement is subject to Court approval.
      Primary Beneficiary. In December 2003, the Group determined that it was the primary beneficiary of a variable interest entity in which it held a 0.01% share. The Group sold $49.7 million of containers to the variable interest entity in a series of transactions in prior years. The variable interests of the Group in the entity comprised a management fee, that the Group earned in return for managing the containers of the entity, a non-interest bearing loan note and an option to acquire 75% of the container owning company for one US dollar, the exercise of which was subject to the repayment of certain of the indebtedness of the variable interest entity.
      At December 31, 2004, the variable interest entity held cash balances of $1.5 million, restricted cash of $0.5 million, container assets of $21.9 million (stated at net book value) and debt facilities of $20.9 million. The debt is scheduled to be repaid from the cash generated by the container assets. At December 31, 2004, the variable interest entity held total amounts payable to Cronos subsidiaries of $13.4 million. Such amounts are subordinate to the repayment of the variable interest entity debt.
      In February 2005, the Group acquired 100% ownership of the variable interest entity. The debt held by the variable interest entity was restructured on the same date. In connection with this restructuring, the Group issued a guarantee for $10 million of the outstanding debt and the lender cancelled an option to acquire 25% of the variable interest entity. In addition, 200,000 warrants to purchase 200,000 common shares of the Company were cancelled effective February 4, 2005. The warrants, which were exercisable at $4.41 per share were held by the lender to the variable interest entity under the restructured debt facility. See the 8-K report filed with the SEC on February 10, 2005.
      Agreements with Other Private Container Programs — early termination options. At December 31, 2004, approximately 64% (based on original equipment cost) of the total agreements with Private Container Programs contained early termination options, whereby the container owner may terminate the agreement if certain performance thresholds are not achieved. At December 31, 2004, approximately 43% (based on original equipment cost) of the total agreements were eligible for early termination. Cronos believes that early termination of these agreements is unlikely.

      Agreements with Other Private Container Programs — change of control provisions. At December 31, 2004, approximately 61% (based on original equipment cost) of the total agreements with Private Container Programs provided that a change in ownership of the Group, without the prior consent of the container owner, may constitute an event of default under the agreement. In substantially all of these agreements, the consent of the container owners may not be unreasonably withheld. In the event that consent is not obtained, 37% of the total agreements may require the Group to transfer possession of the equipment to another equipment manager. Such transfer of possession may result in the Group incurring certain costs. The remaining 24% of the total agreements may require the Group to purchase the equipment from the container owners pursuant to the terms of their respective agreements, generally a stipulated percentage (determined by age of the equipment) of the original cost of the equipment.
      A further discussion of the Group’s involvement and transactions with the Private Container Programs is provided in Item 1 — “Business” herein.
Contractual Obligations
      The following table sets forth the payments by period for Cronos contractual obligations. For a discussion of the Group’s commitments and contingencies, see Note 15 to the Company’s 2004 Consolidated Financial Statements.

		Payments Due by Period

		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years

	(US dollar equivalent, in thousands)
Long-term debt obligations	$97,883	$8,086	$31,555	$38,406	$19,836
Capital lease obligations	$30,070	$5,745	$11,551	$7,218	$5,556
Fixed operating lease obligations to Managed Container Programs	$27,871	$5,062	$7,750	$5,114	$9,945
Term lease rental obligations to Managed Container Programs	$79,199	$25,416	$37,097	$16,279	$407
Amounts payable to container manufacturers	$27,838	$27,838	—	—	—
Container purchase commitments	$20,651	$20,651	—	—	—
Legal settlement	$2,950	$2,100	$850	—	—
      Long-term debt obligations and capital lease obligations. The contractual payments detailed by period represent the principal payments due. At December 31, 2004, the Group estimated that the related future interest payments due under long-term debt obligations and capital leases were $16 million and $4.3 million, respectively.
      Amounts payable to container manufacturers. Cronos has outstanding obligations to pay container manufacturers for containers that were acquired by the Group in 2004.
      Container purchase commitments. The Group has contracted with container manufacturers for the production of new equipment in 2005.
      Term lease rental obligations to Managed Container Programs. This represents the amounts payable to Managed Container Programs from the minimum term lease rentals receivable in future years from ocean carriers (see Note 5 and Note 13(c) to the 2004 Consolidated Financial Statements). No amount will be payable to the Managed Container Program if the ocean carrier fails to pay the future term lease rentals to the Group.
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
      Deferred Taxation. Under SFAS No. 109 — “Accounting for Income Taxes”, the Group is required to record a valuation allowance if realization of a deferred tax asset is unlikely. Substantial weight must be given to recent historical results and near term projections, and management must assess the availability of tax planning strategies that might impact either the need for, or the amount of, any valuation allowance.
      Based on the recent history of operating losses in its US subsidiaries, the near term outlook and management’s evaluation of available tax planning strategies, the Group has maintained a 100% valuation allowance for its deferred tax asset related to net operating loss carryforwards in the US since 1998. As of December 31, 2004, the Group’s valuation allowance aggregated $4 million. In the event the Group were to determine that it would be able to realize its deferred tax asset, a reversal of part or all of the valuation allowance would be recorded.
      Allowance for doubtful accounts. Cronos continually tracks its credit exposure to each customer using specialist third party credit information services and reports prepared by local staff to assess credit quality. Cronos’ credit committee meets quarterly to analyze the performance of existing customers and to recommend actions to be taken in order to minimize credit risks. Over the last 10 years, bad debts have approximated 1% of gross lease revenues. Based on this information, Cronos has calculated an allowance for doubtful accounts comprising specific amounts provided against known probable losses on certain customers plus an additional amount based on loss experience for other customers. However, the Group may be subject to unexpected loss in rental revenue from container lessees that default under their container lease agreements.
      Goodwill. On January 1, 2002, the Group adopted SFAS No. 142 — “Goodwill and Other Intangible Assets”, which provides that intangible assets with finite useful lives be amortized over that life and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The annual impairment test uses cash flow discounting techniques to determine the fair value of respective reporting units. Management discounts the projected future net cash flows to be generated by the reporting units based on historic and projected trends for per diem revenues, utilization, container disposal proceeds and funding costs over the expected remaining life of the unit. Although the projected trends are based on historical and current available information, they require subjective management judgment for projections relating to utilization rates, per diem rates, the disposal age of the containers, equipment residual values, cash collections and interest rates.
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
      US Limited Partnership Programs — FIN 46R. The Group has determined that the US Limited Partnership Programs are variable interest entities as defined in FIN 46R. Cronos has performed an analysis of the expected losses and the expected residual returns of the US Limited Partnership Programs and determined that the Group is not the primary beneficiary of these programs. Although the assumptions used in the calculation of expected losses and expected residual returns are based on historical and current available information, they require subjective management judgment for projections relating to utilization rates, per diem rates, the disposal age of the containers, equipment residual values and cash collections.
New Accounting Pronouncements
      In December 2004 the FASB issued SFAS No. 153 — “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29” (“SFAS 153”). This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Group does not expect the introduction of SFAS 153 to have any impact on its consolidated financial statements.
      In December 2004, the FASB issued SFAS 123 (Revised 2004) — “Share-Based Payment” (“SFAS 123R”). This Statement is a revision of FASB Statement No. 123 — “Accounting for Stock-Based Compensation”. SFAS 123R supersedes APB 25, and its related implementation guidance.
      SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and Emerging Issues Task Force (“EITF”) Issue No. 96-18 — “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6 — “Employers’ Accounting for Employee Stock Ownership Plans”.
      SFAS 123R is effective for the first interim period beginning after June 15, 2005 and applies to all awards granted, modified, repurchased or cancelled after this date. The company expects to adopt SFAS 123R from July 1, 2005. Management does not expect the adoption of SFAS 123R to have a significant impact on the financial position, results of operations or cash flows of the Group.
Inflation
      Management believes that inflation has not had a material adverse effect on the Group’s results of operations.

Item 7A —	Quantitative and Qualitative Disclosures about Market Risk
      The following table sets forth principal cash flows and related weighted average interest rates by expected maturity dates for debt and capital lease obligations at December 31, 2004:

		Expected Maturity Date of Debt and Capital Lease Obligations

							2010 and
	Total	2005	2006	2007	2008	2009	thereafter

	(US dollar equivalent, in thousands)
Long-term debt and capital lease obligations:
Variable rate US dollar facilities	$121,955	$12,311	$16,980	$23,080	$21,589	$23,255	$24,740
Average interest rate %		4.7	4.7	4.7	4.7	4.7	4.6
Variable rate Euro facilities	$2,058	$396	$638	$124	$124	$124	$652
Average interest rate %		4.1	4.1	4.2	4.2	4.2	4.2
Fixed rate US dollar facilities	$3,940	$1,124	$1,194	$1,090	$532	—	—
Average interest rate %		6.2	6.2	6.3	6.4	—	—
      Interest rate risk: Outstanding borrowings are subject to interest rate risk. At December 31, 2004, 97% of total borrowings had floating interest rates. The Group conducted an analysis of borrowings with variable interest rates to determine their sensitivity to interest rate changes. In this analysis, the same change was applied to the current balance outstanding, leaving all other factors constant. It was found that if a 10% increase were applied to market rates, the expected effect would be to reduce annual cash flows by $0.3 million.
      Exchange rate risk: Substantially all purchases of container equipment are in US dollars. In 2004, approximately 95% of the Group’s revenues were billed and paid in US dollars and approximately 84% of expenses were incurred and paid in US dollars. For non US dollar denominated revenues and expenses, the Group may enter into foreign currency contracts to reduce exposure to exchange rate risk. Of the non US dollar expenses, approximately 70% are individually small, unpredictable and were incurred in various denominations. Thus, such amounts are not suitable for cost-effective hedging.
      As exchange rates are outside of the control of the Group, there can be no assurance that such fluctuations will not adversely affect its results of operations and financial condition. By reference to 2004, it is estimated that for every 10% incremental decline in value of the US dollar against various foreign currencies, the effect would be to reduce cash flows by $1 million in any given year.
      The table below summarizes information on transactions that are sensitive to foreign currency exchange rates including Euro (EUR) denominated direct financing leases and Euro denominated capital lease obligations, and presents such information in US dollar equivalents. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For direct financing leases the table presents net lease receivable cash flows by expected maturity dates.

	Expected Maturity Date

						2010 and		Fair
	2005	2006	2007	2008	2009	thereafter	Total	Value

	(US dollar equivalent, in thousands)
Direct financing leases (EUR):
- net lease receivables	$870	$1,186	$188	$133	$—	—	$2,377	$2,377
Capital lease obligations (EUR):
variable rate (EUR)	$396	$638	$124	$124	$124	$652	$2,058	$2,058
average interest rate %	4.1	4.1	4.2	4.2	4.2	4.2	4.2

Item 8 —	Financial Statements and Supplementary Data
      Report of Independent Registered Public Accounting Firm

The financial statements listed in this Item 8 are set forth herein beginning on page F1:
      Consolidated Balance Sheets at December 31, 2004 and 2003

Consolidated Statements of Income for the Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002
      Notes to Consolidated Financial Statements

Item 9 —	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
      None

Item 9A —	Controls and Procedures
      The principal executive and principal financial officers of the Company have evaluated the disclosure controls and procedures of the Group as of the end of the period covered by this report. As used herein, the term “disclosure controls and procedures” has the meaning given to the term by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and includes the controls and other procedures of the Group that are designed to ensure that information required to be disclosed by the Company in the reports that it files with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon their evaluation, the principal executive and financial officers of the Company have concluded that the Group’s disclosure controls and procedures were effective such that the information required to be disclosed by the Company in this report is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms applicable to the preparation of this report and is accumulated and communicated to management of the Group, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
      There have been no significant changes in the Group’s internal controls or in other factors that could significantly affect the Group’s internal controls subsequent to the evaluation described above conducted by the Company’s principal executive and financial officers.

Item 9B —	Other Information
      None
PART III

Item 10 —	Directors and Executive Officers of the Group
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

      The names of the executive officers of the Group, and their ages, titles, and biographies as of the date hereof, are set forth below:
      Dennis J. Tietz; age 52; Chairman and Chief Executive Officer
      Mr. Tietz was appointed Chief Executive Officer of the Company in December 1998, and Chairman of the Board of Directors in March 1999. From 1986 until his election as Chief Executive Officer of the Company, Mr. Tietz was responsible for the organization and marketing of investment programs managed by Cronos Capital Corp. (“CCC”) (formerly called Intermodal Equipment Associates), an indirect subsidiary of the Company. From 1981 to 1986, Mr. Tietz supervised container lease operations in both the United States and Europe. Prior to joining CCC in 1981, Mr. Tietz was employed by Trans Ocean Leasing Corporation, a container leasing company, as regional manager based in Houston, with responsibility for leasing and operational activities in the US Gulf.
      Mr. Tietz holds a B.S. degree in Business Administration from San Jose State University. Mr. Tietz is a licensed principal with the National Association of Securities Dealers. Mr. Tietz served as Chairman of the International Institute of Container Lessors for its 2001 fiscal year, and currently sits on the Executive Committee of the Institute’s Board of Directors.
      Peter J. Younger; age 48; Chief Operating and Financial Officer
      Mr. Younger was elected to the Board of Directors of the Company at the 1999 annual meeting of shareholders. Mr. Younger was appointed as Chief Operating Officer of the Company in August 2000, as Executive Vice President in April 1999, and as Chief Financial Officer in March 1997. From 1991 to 1997, Mr. Younger served as Vice President — Finance of Cronos. From 1987 to 1991, Mr. Younger served as Vice President and Controller of CCC in San Francisco. Prior to 1987, Mr. Younger was a certified public accountant and a principal with the accounting firm of Johnson, Glaze and Co. in Salem, Oregon.
      Mr. Younger holds a B.S. degree in Business Administration from Western Baptist College, Salem, Oregon.
      John M. Foy; age 59; Senior Vice President
      Mr. Foy is directly responsible for Cronos’ lease marketing operations for the Pacific region covering the west coast of America, Asia, Australia and New Zealand; Mr. Foy is based in San Francisco. From 1985 to 1993, Mr. Foy was Vice President — Pacific of Cronos with responsibility for dry cargo container lease marketing and operations in the Pacific Basin. From 1977 to 1985, Mr. Foy was Vice President of Marketing for Nautilus Leasing Services in San Francisco with responsibility for worldwide leasing activities. From 1974 to 1977, Mr. Foy was Regional Manager for Flexi-Van Leasing, a container lessor, with responsibility for container leasing activities in the Western United States.
      Mr. Foy holds a B.A. degree in Political Science from University of the Pacific and Bachelor of Foreign Trade from Thunderbird Graduate School of International Management.
      Nico Sciacovelli; age 55; Senior Vice President
      Mr. Sciacovelli is directly responsible for Cronos’ lease marketing operations in the South Atlantic region, including Southern Europe, South America, the Middle East, Africa and the Indian sub-continent; Mr. Sciacovelli is based in Italy. Mr. Sciacovelli joined Cronos in 1983 and served as Director of Marketing for Southern Europe, the Middle East and Africa until 1997. Prior to joining Cronos, Mr. Sciacovelli was a sales manager with Interpool, Inc., a container and chassis lessor.
      John C. Kirby; age 51; Senior Vice President
      Mr. Kirby is directly responsible for Cronos’ lease marketing operations in the North Atlantic region, including Northern Europe, the east coast of America and Scandinavia. Mr. Kirby is also responsible for Cronos’ corporate operations including contract and billing administration, container repairs and leasing-related systems; Mr. Kirby is based in the United Kingdom. Mr. Kirby joined CCC in 1985 as European Technical Manager and advanced to Director of European Operations in 1986, a position he held with CCC, and later CCL, until his promotion to Vice President — Operations of Cronos in 1992. In January 1999, Mr. Kirby was promoted to the position of Senior Vice President — Operations. From 1982 to 1985, Mr. Kirby was employed by CLOU Containers, a container leasing company, as Technical Manager, based in Hamburg, Germany. Mr. Kirby holds a professional engineering qualification from the Mid-Essex Technical College in England.
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
          The Cronos Group
          c/o Cronos Capital Corp.
          One Front Street, Suite 925
          San Francisco, California, 94111
          Attention: Investor Relations

Item 11 —	Executive Compensation
      Information regarding the Group’s compensation of its directors and named executive officers is set forth under “Compensation of Executive Officers and Directors” in the Proxy Statement, which information is incorporated herein by reference.

Item 12 —	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
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

Item 13 —	Certain Relationships and Related Transactions
      Information concerning certain relationships and related transactions is set forth under “Compensation of Executive Officers and Directors” in the Proxy Statement, which information is incorporated herein by reference.

Item 14 —	Principal Accountant Fees and Services
      Information concerning principal accountant fees and services is set forth under the proposal entitled “Appointment of Deloitte & Touche S.A. as Independent Auditors” in the Proxy Statement, which information is incorporated herein by reference.

      The Company intends to file its definitive Proxy Statement with the Commission no later than 120 days after the end of the Group’s fiscal year (December 31, 2004). In the event that the Company does not file its definitive Proxy Statement with the Commission on or before 120 days after the fiscal year covered by this annual report, then the Company shall provide the information required by Part III in an amendment to this annual report, filed not later than the end of the 120-day period.

PART IV

Item 15 —	Exhibits and Financial Statement Schedules
(a) (1) Financial Statements
      Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets — At December 31, 2004 and 2003

Consolidated Statements of Income for the Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002
      Notes to Consolidated Financial Statements
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

Number	Exhibit Description

2.1	Purchase Agreement by and between Cronos Equipment (Bermuda) Limited (“CEB”) and CF Leasing Limited, dated as of September 18, 2002 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated September 18, 2002).
3.1	Co-ordinated Articles of Incorporation (incorporated by reference to Exhibit 1.1 to the Company’s Annual Report on Form 20-F for the year ended December 31, 1997 (File No. 0-24464)).
3.2	Policies and procedures with respect to the indemnification of directors and officers of the Company, as adopted by the Board of Directors on August 4, 1999 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-3, dated November 24, 1999).
10.1	Guarantee, dated as of July 19, 2001, by and between the Group and Fortis Bank N.V. (“Fortis”), as agent and on behalf of itself (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
10.2	Amendment No. 1 to the Guarantee, dated as of July 19, 2001, by and between the Group and Fortis, as agent and on behalf of itself (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10.3	Loan Agreement, dated as of July 19, 2001, by and between Cronos Finance (Bermuda) Limited (“CFBL”) as issuer, and Fortis as agent on behalf of the noteholder, and itself, as the initial noteholder (incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
10.4	Amendment No. 1 to the Amended and Restated Loan Agreement dated as of August 6, 2001, by and between CFBL and Fortis (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

Number	Exhibit Description

10.5	Amendment No. 2 to the Amended and Restated Loan Agreement dated as of November 20, 2001, by and between CFBL and Fortis (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.6	Amendment No. 3, dated as of September 18, 2002, to the Amended and Restated Loan Agreement, dated as of July 19, 2001, by and between CFBL and Fortis, (incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K, dated September 18, 2002).
10.7	Amendment No. 4, dated as of March 7, 2003, to the Amended and Restated Loan Agreement, dated as of July 19, 2001, by and between CFBL and Fortis, (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).
10.8	Amendment No. 5, dated as of September 23, 2003, to the Amended and Restated Loan Agreement, dated as of July 19, 2001, by and between CFBL and Fortis (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10.9	Management Agreement by and between CF Leasing Limited and Cronos Containers (Cayman) Limited, dated as of September 18, 2002 (incorporated by reference Exhibit 10.23 to the Company’s Current Report on Form 8-K, dated September 18, 2002).
10.10	Amendment No. 1, dated as of March 7, 2003 to the Management Agreement, dated as of September 18, 2002, by and between the CF Leasing Limited and Cronos Containers (Cayman) Limited, (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).
10.11	Amendment No. 2, dated as of October 15, 2003 to the Management Agreement, dated as of September 18, 2002, by and between the CF Leasing Limited and Cronos Containers (Cayman) Limited Fortis (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10.12	Collateral Agreement dated as of November 16, 2001, by and between CEB, CFBL and Fortis (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.13	Amendment No. 1 to the Collateral Agreement dated as of November 16, 2001, by and between CEB, CFBL and Fortis (incorporated by reference to Exhibit 10.3 to Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10.14	Grant of Security Interest (Patents) dated as of November 19, 2001, by and between CEB, CFBL and Fortis (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.15	Amended and restated Management Agreement, dated as of June 15, 2004, by and between the CF Leasing Limited and Cronos Containers (Cayman) Limited. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.16	Amendment No. 1, dated as of September 23, 2004, to the Second Amended and Restated Loan Agreement, dated as of September 23, 2003, by and between Cronos Finance (Bermuda) Limited, Fortis Bank (Nederland) N.V., Hollandsche Bank-Unie N.V. and NIB Capital Bank N.V. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
10.17	Amended and restated Master Loan Agreement, dated August 15, 1997, as amended and restated as of February 4, 2005, by and between Cronos Funding (Bermuda) Limited (“CFB”), as Issuer, and Fortis Bank (Nederland) N.V. (“Fortis”), as Agent (incorporated by reference to Exhibit 10.42 to the Company’s Current Report on Form 8-K, dated February, 2005).
10.18	CFB Secured Note, Class A, in the principal amount of $14,672,474, dated February 4, 2005 (incorporated by reference to Exhibit 10.43 to the Company’s Current Report on Form 8-K, dated February, 2005).

Number	Exhibit Description

10.19	CFB Secured Note, Class B, in the principal amount of $4,000,000 dated February 4, 2005. (incorporated by reference to Exhibit 10.44 to the Company’s Current Report on Form 8-K, dated February, 2005).
10.20	CFB Secured Note, Class C, in the principal amount of $7,305,000 dated February 4, 2005 (incorporated by reference to Exhibit 10.45 to the Company’s Current Report on Form 8-K, dated February, 2005).
10.21	Guarantee, dated as of February 4, 2005, by and between The Cronos Group and Fortis, as Agent (incorporated by reference to Exhibit 10.46 to the Company’s Current Report on Form 8-K, dated February, 2005).
Executive Compensation Plans and Arrangements
10.22	Stock Appreciation Rights Agreement by and between the Company and Peter J. Younger, dated as of October 13, 1999 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-3, dated November 24, 1999).
10.23	1999 Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, dated February 25, 2000).
10.24	Employment Agreement by and between Cronos Containers Inc. and John M. Foy, dated April 1, 1999, as amended on December 1, 1999 (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the period ended December 31, 1999).
10.25	Amendment, dated November 4, 2003, to the Employment Agreement between Cronos Containers Inc. and John M. Foy, dated April 1, 1999, as amended on December 1, 1999, December 1, 2000, December 1, 2001, October 15, 2002 and November 5, 2002.
10.26	Service Agreement by and between Cronos Containers Limited and John C. Kirby, dated February 29, 2000 (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2002).
10.27	Amendment, dated November 4, 2003, to the Service Agreement by and between Cronos Containers Limited and John Kirby, dated February 29, 2000.
10.28	Employment Agreement by and between Cronos Containers S.R.L. and Nico Sciacovelli, dated December 1, 1999 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2000).
10.29	Amendment, dated November 4, 2003, to the Employment Agreement between Cronos Containers S.R.L. and Nico Sciacovelli, dated December 1, 1999, as amended December 1, 2000, December 18, 2001 and November 5, 2002.
10.30	Amendment to the 1999 Stock Option Plan, dated June 1, 2001 (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2001).
10.31	Amended and Restated Employment Agreement between Cronos and Dennis J. Tietz, dated November 8, 2001 (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2001).
10.32	Amended and Restated Employment Agreement between Cronos and Peter J. Younger, dated December 1, 2001 (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2001).
10.33	Amended and Restated Employment Agreement between Cronos and Peter J. Younger, dated October 1, 2003.
10.34	Amended and Restated Indemnification Agreement between Cronos and Charles Tharp, dated November 6, 2002 (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002).
10.35	Amended and Restated Indemnification Agreement between Cronos and Maurice Taylor, dated November 6, 2002 (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002).

Number	Exhibit Description

10.36	Amended and Restated Indemnification Agreement between Cronos and Dennis J. Tietz, dated November 6, 2002 (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002).
10.37	Amended and Restated Indemnification Agreement between Cronos and Peter J. Younger, dated November 6, 2002 (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002).
10.38	Indemnification Agreement between Cronos and S. Nicholas Walker, dated November 6, 2002 (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002).
10.39	Indemnification Agreement between Cronos and Robert M. Melzer, dated November 6, 2002 (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002).
10.40	Indemnification Agreement between Cronos Containers Limited and John C. Kirby, dated November 22, 2002 (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002).
10.41	Indemnification Agreement between Cronos Containers Inc. and John M. Foy, dated November 1, 2002 (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002).
10.42	Indemnification Agreement between Cronos Containers S.R.L. and Nico Sciacovelli, dated November 22, 2002 (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002).
10.43	Stock Option Agreement between Cronos and Charles Tharp, dated January 10, 2003 (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002).
10.44	Stock Option Agreement between Cronos and Maurice Taylor, dated January 10, 2003 (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002).
10.45	Stock Option Agreement between Cronos and S. Nicholas Walker, dated January 10, 2003 (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002).
10.46	Stock Option Agreement between Cronos and Robert M. Melzer, dated January 10, 2003 (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002).

Page
Other Exhibits
21.1	List of principal wholly-owned subsidiaries at December 31, 2004	E1
23.1	Consent of Independent Registered Public Accounting Firm dated March 14, 2005	E2
31.1	Rule 13a-14 Certification	E3
31.2	Rule 13a-14 Certification	E4
32.1	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E5

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
     Date: March 14, 2005

The Cronos Group

By:	/s/ Dennis J. Tietz

_____________________________________________
Dennis J. Tietz
Chairman of the Board and
Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By /s/ Dennis J. Tietz Dennis J. Tietz	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 14, 2005
By /s/ Peter J. Younger Peter J. Younger	Director, Chief Operating Officer, Chief Financial Officer, and Chief Accounting Officer (Principal Financial and Accounting Officer)	March 14, 2005
By /s/ Maurice Taylor Maurice Taylor	Director	March 14, 2005
By /s/ Charles Tharp Charles Tharp	Director	March 14, 2005
By /s/ Stephen Nicholas Walker Stephen Nicholas Walker	Director	March 14, 2005
By /s/ Robert M. Melzer Robert M. Melzer	Director	March 14, 2005

FINANCIAL STATEMENTS — Item 15 (a)(1) and (a)(2)

THE CRONOS GROUP
Consolidated financial statements as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002
and Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of The Cronos Group
      We have audited the accompanying consolidated balance sheets of The Cronos Group and subsidiaries (collectively the “Group”) as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Group’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Group as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
Reading, United Kingdom
March 14, 2005

THE CRONOS GROUP
CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31, 2004, 2003 and 2002
(US dollar amounts in thousands, except per share amounts)

	2004	2003	2002

Gross lease revenue	$132,096	$117,501	$113,643
Equipment trading revenue	4,698	4,991	1,045
Commissions, fees and other operating income:
- Related parties	953	1,116	1,240
- Unrelated parties	2,641	2,525	3,071
Interest income	120	130	324

Total revenues	140,508	126,263	119,323

Direct operating expenses	20,563	25,508	26,793
Payments to Managed Container Programs:
- Related parties	31,638	23,159	18,214
- Unrelated parties	36,323	32,571	33,158
Equipment trading expenses	4,018	4,600	969
Amortization of intangible assets	188	188	188
Depreciation	17,993	17,495	18,537
Selling, general and administrative expenses	18,834	15,791	14,285
Interest expense	5,178	5,754	7,334
Recovery of related party loan note	(1,280)	—	—

Total expenses	133,455	125,066	119,478

Income (loss) before income taxes and equity in earnings of affiliate	7,053	1,197	(155)
Income taxes (provision) benefit	(1,071)	1,494	2,158
Equity in earnings of unconsolidated affiliate	2,883	1,499	306

Net income	8,865	4,190	2,309
Other comprehensive income (loss):
- change in fair value of forward exchange contracts	325	(325)	—
- change in fair value of derivatives held by affiliate	311	(81)	—

Comprehensive income	$9,501	$3,784	$2,309

Basic net income per common share	$1.22	$0.57	$0.31

Diluted net income per common share	$1.14	$0.55	$0.31

The accompanying notes are an integral part of these consolidated financial statements.

THE CRONOS GROUP
CONSOLIDATED BALANCE SHEETS
December 31, 2004 and 2003
(US dollar amounts in thousands, except per share amounts)

	2004	2003

Assets
Cash and cash equivalents	$17,579	$8,432
Restricted cash	1,489	1,033
Amounts due from lessees, net	25,136	22,766
Amounts receivable from Managed Container Programs, including amounts due from related parties of $3,358 and $3,377, respectively	3,386	3,399
New container equipment for resale	17,116	10,816
Net investment in direct financing leases, including amounts due within twelve months of $2,434 and $2,164, respectively	7,382	8,376
Investment in unconsolidated affiliates	15,364	8,570
Container equipment, net of accumulated depreciation of $127,991 and $115,466, respectively	166,584	155,504
Other equipment, net of accumulated depreciation of $10,418 and $10,162, respectively	963	604
Goodwill, net	11,038	11,038
Other intangible assets, net	533	721
Related party loan receivable	1,280	—
Other assets	3,899	6,778

Total assets	$271,749	$238,037

The accompanying notes are an integral part of these consolidated financial statements.

THE CRONOS GROUP
CONSOLIDATED BALANCE SHEETS
December 31, 2004 and 2003
(US dollar amounts in thousands, except per share amounts)

	2004	2003

Liabilities and shareholders’ equity
Amounts payable to Managed Container Programs, including amounts payable to related parties of $11,742 and $9,341, respectively	$22,034	$17,643
Amounts payable to container manufacturers	27,838	17,312
Direct operating expense payables and accruals	5,592	5,269
Other amounts payable and accrued expenses	8,810	8,489
Debt and capital lease obligations, including amounts due within twelve months of $13,831 and $12,771, respectively	127,953	119,205
Income taxes	155	267
Deferred income taxes	3,083	2,714
Deferred income and deferred acquisition fees	5,925	5,105

Total liabilities	201,390	176,004

Commitments and contingencies

Shareholders’ equity
Common shares, par value $2 per share (25,000,000 shares authorized; shares issued and outstanding; 2004 — 7,381,349; 2003 — 7,372,080)	14,763	14,744
Additional paid-in capital	45,358	46,552
Common shares held in treasury (112,000)	(297)	(297)
Accumulated other comprehensive income (loss)	230	(406)
Restricted retained earnings	1,832	1,832
Unrestricted retained earnings (accumulated deficit)	8,473	(392)

Total shareholders’ equity	70,359	62,033

Total liabilities and shareholders’ equity	$271,749	$238,037

The accompanying notes are an integral part of these consolidated financial statements.

THE CRONOS GROUP
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2004, 2003 and 2002
(US dollar amounts in thousands, except per share amounts)

	2004	2003	2002

Cash flows from operating activities
Net income	$8,865	$4,190	$2,309
Adjustments to reconcile net income to net cash provided by operating activities:
- depreciation and amortization	18,181	17,683	18,725
- increase (decrease) in unamortized acquisition fees	218	(640)	(1,403)
- provision for losses on accounts receivable	1,251	1,077	440
- recovery of related party loan note	(1,280)	—	—
- (gain) loss on disposal of fixed assets	(211)	270	224
- undistributed equity in earnings of affiliate	(2,883)	(1,499)	(306)
- increase (decrease) in current and deferred income taxes	257	(2,555)	(1,376)
- increase in new container equipment for resale	(6,300)	(8,246)	(1,107)
- decrease in amounts receivable:
- related parties	19	23	933
- unrelated parties	1,089	989	3,517
- increase (decrease) in amounts payable and accrued expenses:
- related parties	2,401	1,098	277
- unrelated parties	9,267	10,320	(796)

Net cash provided by operating activities	30,874	22,710	21,437

Cash flows from investing activities
Purchase of container equipment	(29,050)	(16,545)	(15,511)
Purchase of other equipment	(628)	(324)	(269)
Investment in direct financing leases	(57)	(29)	(1,372)
Investments in related parties	(3,600)	(2,550)	—
Proceeds from sales of container and other equipment	16,698	9,632	12,481
Dividends received from Joint Venture Program	—	—	1,375

Net cash used in investing activities	(16,637)	(9,816)	(3,296)

The accompanying notes are an integral part of these consolidated financial statements.

THE CRONOS GROUP
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2004, 2003 and 2002
(US dollar amounts in thousands, except per share amounts)

	2004	2003	2002

Cash flows from financing activities
Proceeds from issuance of term debt	$21,556	$35,649	$17,919
Repayments of term debt and capital lease obligations	(25,391)	(44,854)	(36,201)
Dividends paid	(799)	(583)	—
Shares repurchased	—	(260)	(37)
(Increase) decrease in restricted cash	(456)	(40)	10

Net cash used in financing activities	(5,090)	(10,088)	(18,309)

Net increase (decrease) in cash and cash equivalents	9,147	2,806	(168)
Cash and cash equivalents at beginning of year	8,432	5,626	5,794

Cash and cash equivalents at end of year	$17,579	$8,432	$5,626

Supplementary disclosure of cash flow information:
Cash paid during the year for:
- interest	$4,478	$4,765	$6,656
- income taxes	1,126	1,189	568
Cash received during the year for:
- dividends	—	—	1,375
- interest	241	269	274
- income taxes	312	45	1,198
Retention deposit utilized to repay capital lease	—	2,743	—
Non-cash items:
- container equipment contributed to the Joint Venture Program	—	999	4,672
- container equipment acquired under capital leases	12,583	1,812	7,612
- container equipment transferred to direct financing leases	1,097	1,268	—
- direct financing lease equipment acquired under capital leases	—	391	1,235
- transfer to long-term ownership of container equipment	—	—	225
The accompanying notes are an integral part of these consolidated financial statements.

THE CRONOS GROUP
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31, 2004, 2003 and 2002
(US dollar amounts in thousands, except per share amounts)

				Accumulated		Unrestricted
		Additional	Common	other	Restricted	retained	Total
	Common	paid-in	shares held	comprehensive	retained	earnings	shareholders’
	shares	capital	in treasury	(loss) income	earnings	(deficit)	equity

Balance, December 31, 2001	$18,317	$49,846	$(6,000)	$—	$1,832	$(6,891)	$57,104
Net income						2,309	2,309
Cancellation of treasury shares	(3,588)	(2,412)	6,000				—
Employee share grant	15	(15)					—
Declaration of dividends		(294)					(294)
Purchase of treasury shares			(37)				(37)

Balance, December 31, 2002	14,744	47,125	(37)	—	1,832	(4,582)	59,082
Net income						4,190	4,190
Retirement and cancellation of employee share grant		10					10
Declaration of dividends		(583)					(583)
Purchase of treasury shares			(260)				(260)
Other comprehensive loss for year				(406)			(406)

Balance, December 31, 2003	14,744	46,552	(297)	(406)	1,832	(392)	62,033
Net income						8,865	8,865
Employee share grant		10					10
Declaration of dividends		(1,235)					(1,235)
Issue of common shares	20	32					52
Retirement of common shares	(1)	(1)					(2)
Other comprehensive income for year				636			636

Balance, December 31, 2004	$14,763	$45,358	$(297)	$230	$1,832	$8,473	$70,359

The accompanying notes are an integral part of these consolidated financial statements.

THE CRONOS GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(US dollar amounts in thousands, except per share amounts)
1   Nature of operations and summary of significant accounting policies
a)  Nature of operations
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
      The Group provides a worldwide service and, accordingly, has significant operations in key shipping locations, particularly in the United States, Europe and Asia.
      The Group enters into agreements (the “Agreements”) with container owners (the “Managed Container Programs”) to manage the leasing of their containers (“Managed Containers”) to ocean carriers. These Agreements have taken three principal forms.
      Under the first principal form, the Group has organized public limited partnerships in the United States (“US Limited Partnership Programs”) and purchases and manages containers on behalf of the US Limited Partnership Programs.
      Under the second principal form, the Group has a 50% equity investment in a joint venture container purchase entity (the “Joint Venture Program”). A subsidiary of the Group manages the containers held in the Joint Venture Program. Both the US Limited Partnership Programs and the Joint Venture Program are considered to be related parties of the Group (see Note 19).
      Under the third principal form, the Group enters into Agreements with private container programs (the “Private Container Programs”) that provide for the Group to purchase and manage containers for such container programs.
      Although the provisions of the Agreements vary, they all permit the Group to use the Managed Containers together with containers owned by the Group as part of a single fleet, which the Group operates without regard to ownership. The Group has discretion over which ocean carriers, container manufacturers and suppliers of goods and services with which it may deal. The Agreements constitute leases within the scope of Statement of Financial Accounting Standards (“SFAS”) No. 13 — “Accounting For Leases”, and they are accounted for as leases under which the container owners are lessors and the Group is lessee.
b)  Basis of accounting and consolidation
      The Group’s accounting records are maintained in United States dollars and the consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).
      The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and contingent liabilities in the financial statements and in the accompanying notes. The most significant estimates relate to the calculation of bad debt allowances, the annual impairment testing of intangible assets and the carrying value of equipment including estimates relating to depreciable lives, residual values and asset impairments. Actual results could differ from those estimates.
      The accompanying consolidated financial statements include the accounts of the Company, its majority owned subsidiaries that are not considered variable interest entities and a variable interest entity for which the

THE CRONOS GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands, except per share amounts)
Group has determined that it is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated.
      The equity method of accounting is used for investments in companies that the Group does not control but where the Group has the ability to exercise significant influence over the operating and financial policy of that investment.
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
      Master leases do not specify the exact number of containers to be leased or the term that each container will remain on-hire, but allow the ocean carrier to pick up and drop off containers within a designated time period at various locations as specified in the lease agreement. Lease rentals, which are generally based upon the number of containers used by the ocean carrier and the applicable per diem rate are therefore all contingent rentals.
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

ii. Group as lessee
      Operating leases. The majority of Agreements with Managed Container Programs are in the form of a master lease. Under the terms of the master lease, the Group is not liable to make any payments to the Managed Container Programs until such time as the Managed Containers have been placed on lease to an ocean carrier. The Agreements generally provide that the Group will make payments to the Managed Container Programs based upon the rentals collected from ocean carriers after deducting direct operating expenses and the compensation earned by the Group for managing the equipment.
      The terms of the Agreements vary from 1 to 15 years. Containers generally have an expected useful economic life of 12 to 15 years. The Agreements generally contain provisions, which permit earlier termination

THE CRONOS GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands, except per share amounts)
under certain conditions upon 60-90 days’ notice. For the US Limited Partnership Programs, a majority of the limited partners in a partnership can remove the subsidiary of the Company, which acts as general partner, thereby terminating the Agreement with the Group. For the Joint Venture Program, the Agreement with the Group may be terminated should an event of default, as stipulated in the Agreement, occur and remain unremedied for specific periods thereafter as defined in the Agreement. Under the Agreements with Private Container Programs, certain container owners can terminate the Agreement if stipulated performance thresholds are not achieved by the Group (see Note 15). The Group believes that early termination is unlikely in normal circumstances.
      The majority of payments by the Group to Managed Container Programs are charged to the statement of income in each period based upon the amounts earned and subsequently payable under the Agreements with Managed Container Programs.
      Other operating lease rentals are expensed on a straight-line basis over the lease term.
      Capital leases. Assets held under capital leases are initially reported at the fair value of the asset and are categorized as container equipment, with an equivalent liability reported as capital lease obligations. Where the asset is recorded within container equipment, it is depreciated over its expected useful life. Finance charges are reported over the lease term in accordance with the effective interest method and are recorded as interest expense.
d)  Equipment trading revenue and expenses
      Equipment trading revenue represents revenue earned from the sale of equipment to third parties. Equipment trading expenses are the costs of the equipment sold. In such transactions, the Group enters into an agreement to supply equipment to a third party buyer. Simultaneously, the Group enters into a separate agreement with a container manufacturer for the acquisition of the equipment. The Group acts as principal in such transactions and accordingly the revenue and expenses are reported gross. This equipment does not enter the Cronos fleet of managed containers unless the third party buyer defaults on the agreement. Equipment trading revenue and expenses are recognized when the contracted parties meet the terms of their respective contractual agreements.
e)  Commissions, fees and other operating income
      This comprises acquisition fees, income on direct financing leases, fees earned in connection with equipment consultancy and design services, licence fees earned in connection with the patented cellular palletwide container (“CPC”), fees earned on the disposal of Managed Containers, gains and losses resulting from the disposal of fixed assets, foreign exchange gains and other income.
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
f)  Income taxes
      Income taxes are accounted for in accordance with SFAS No. 109 — “Accounting for Income Taxes”. Deferred income taxes have been provided for the tax effects of temporary differences between financial reporting and tax bases of assets and liabilities, using enacted tax rates in effect in the years in which the differences are expected to reverse. The effect of a change in tax laws or rates over the deferred tax liabilities and assets is recognized when the tax laws or rates are enacted, and the effect is included in income from

THE CRONOS GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands, except per share amounts)
continuing operations for the period that includes the enactment date. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.
g)  Net income per common share
      Net income per share data have been calculated in accordance with SFAS No. 128 — “Earnings per Share”.
      Basic net income per common share is computed by dividing the net income applicable to common shareholders by the weighted-average number of common shares outstanding during each period presented. Diluted net earnings per common share is determined using the weighted-average number of common shares outstanding during each period presented, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options or stock based equivalents.
      The components of basic and diluted net income per share were as follows:

	2004	2003	2002

Net income available for common shareholders	$8,865	$4,190	$2,309

Average outstanding shares of common stock	7,260,852	7,321,908	7,364,850
Dilutive effect of:
- 1998 stock option	113,627	75,000	17
- warrants	74,757	50,000	—
- 1999 stock option plan	137,105	—	—
- non employee directors’ equity plan	163,365	154,746	60,517

Common shares and common share equivalents	7,749,706	7,601,654	7,425,384

Basic net income per share	$1.22	$0.57	$0.31

Diluted net income per share	$1.14	$0.55	$0.31

      During the years ended December 31, 2003 and 2002, options to acquire 500,000 and 700,000 shares, respectively, were outstanding with respective weighted average exercise prices of $5.11 and $4.91, but were not included in the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common shares. At December 31, 2004, all of the common stock equivalents were included in the computation of diluted net income per share as the average market price of Cronos’ common shares exceeded the exercise price of each stock plan.
h)  Cash equivalents
      Cash and cash equivalents include all cash balances and may include highly liquid commercial debt instruments purchased with original maturities of three months or less. The carrying value approximates fair value.
i)  Allowance for doubtful accounts
      Amounts due from lessees represent gross lease revenue and container disposal revenue due from customers, less an allowance for doubtful accounts. The allowance for doubtful accounts comprises specific amounts provided against known probable losses plus an additional amount provided based on loss experience. The loss provision is recorded as part of direct operating expenses.

THE CRONOS GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands, except per share amounts)
j)  New container equipment for resale
      New container equipment for resale represents new containers purchased by the Group with the intention to resell to either Managed Container Programs or customers contracting with the Group under equipment trading transactions. All such equipment is stated at the lower of original unit cost or net realizable value.
      In certain instances, rental income may be earned on container equipment for resale and is included within gross lease revenue. Containers not sold within six months from date of purchase are transferred to the Group’s container equipment. Depreciation is then calculated from the original date of acquisition. The amount of depreciation which would have been provided on container equipment for resale, had it been transferred to long-term ownership at the balance sheet date and the amount of rental income earned on equipment for resale are not material to the Company’s operations.
k)  Investments
      Investments are accounted for using the equity method and take two main forms:
      Under the first form, investments comprise the Group’s general and limited partner interests in the US Limited Partnership Programs, in which a subsidiary company, Cronos Capital Corp., acts as a general partner.
      Under the second form, the Group has a 50% equity investment in the Joint Venture Program. The joint venture entity is a bankruptcy-remote, special purpose entity organized under the laws of Bermuda.
l)   Consolidation of variable interest entities
      In December 2003, the Group adopted Interpretation No. 46R — Consolidation of Variable Interest Entities (“FIN 46R”). FIN 46R clarifies the application of Accounting Research Bulletin No. 51 (“ARB 51”), to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46R explains how an enterprise identifies variable interest entities in order to assess its interests in variable interest entities. FIN 46R requires the Group to consolidate a variable interest entity where it determines that it is the primary beneficiary of that variable interest entity. The Group applies FIN 46R to all entities it believes are subject to FIN 46R.
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
n)  Other equipment
      Other equipment is carried at cost less accumulated depreciation. Depreciation for leasehold improvements is recorded on a straight-line basis over the shorter of the useful life or the lease term. Depreciation for other equipment is recorded on a straight-line basis over a life of four to seven years.

THE CRONOS GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands, except per share amounts)
o)  Restricted cash
      Under the terms of two loan facilities, the Group is required to hold minimum balances on deposit in restricted cash accounts. The accounts would be utilized in the event that adequate funds were not available to meet the scheduled debt service payments.
p)  Goodwill and other intangible assets
      Intangible assets consist of goodwill and patents and are accounted for in accordance with SFAS No. 142 — “Goodwill and Other Intangible Assets” (“SFAS 142”). The Group tests goodwill annually for impairment. The Group compares the fair value of a reporting unit with its carrying value, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired.
      Patents will continue to be amortized on a straight-line basis over their estimated useful lives, to a residual of nil in 2007.
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
r)  Stock-based compensation
      The Group accounts for stock-based awards to employees using the intrinsic value method prescribed in Accounting Practices Board Opinion (“APB”) No. 25 — “Accounting for Stock Issued to Employees” (“APB 25”). Under the intrinsic value method, compensation cost equal to the difference between the market price of the shares and the option price on the measurement date (the date upon which both the number of shares the employee is entitled to receive and option price is known) is recognised from the date of grant over the vesting period of options. Where the measurement date occurs after the date of grant, as in the case of performance related options that depend on events after the date of grant or award, compensation cost is recorded under variable plan accounting such that the difference between the price of the shares at each balance sheet date and the option exercise price is charged to income over the vesting period and is adjusted in subsequent periods up to the measurement date.
      SFAS No. 123 — “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended, introduced a fair value based method of accounting for stock based compensation. It encourages, but does not require, companies to recognize expense for grants of stock, stock options and other equity instruments to employees based on fair value accounting rules. The Group decided not to adopt the fair value based method of accounting, but provides the pro forma net income and earnings per share disclosures under the fair value method, as required by SFAS 123 and SFAS No. 148 — “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”).

THE CRONOS GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands, except per share amounts)
      If the Stock Options had been accounted for under SFAS No. 123, the impact on the Group’s net income and net income per share would have been as follows:

	2004	2003	2002

Net income:
- as reported	$8,865	$4,190	$2,309
- add stock-based employee compensation included in reported net income, net of related tax effects	3	12	29
- deduct stock-based compensation expense computed in accordance with SFAS 123, net of related tax effects	(21)	(106)	(234)

- pro forma	$8,847	$4,096	$2,104

Basic net income per share:
- as reported	$1.22	$0.57	$0.31
- pro forma	$1.22	$0.56	$0.29
Diluted net income per share:
- as reported	$1.14	$0.55	$0.31
- pro forma	$1.14	$0.54	$0.28
s)  Accounting for warrants
      Warrants issued in conjunction with debt are accounted for in accordance with APB No. 14 — “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” (“APB 14”). Under APB 14, the proceeds of debt issued with detachable warrants are allocated between the two instruments based on their relative fair values, at time of issuance. Any resulting discount on the debt is accreted over the life of the debt, using the effective interest rate method. The fair value assigned to warrants is credited to additional paid-in capital at the time of issuance of the warrants.
t)  Asset impairment
      Certain long-lived assets of the Group are reviewed when changes in circumstances require consideration as to whether their carrying value has become impaired, pursuant to guidance established in SFAS No. 144 — “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Management considers assets to be impaired if the carrying value of the asset exceeds the future projected cash flows from related operations (undiscounted and without interest charges). When impairment is deemed to exist, the assets are written down to fair value measured using projected discounted cash flows from related operations. The Group periodically evaluates future cash flows and potential impairment of its fleet by container type rather than for each individual container. Therefore, future losses could result from individual container dispositions due to various factors including age, condition, suitability for continued leasing, as well as geographic location of the containers where disposed. Management also re-evaluates the period of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.
u)  Derivative financial instruments
      The Group accounts for derivative financial instruments in accordance with SFAS No. 133 — “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 was further amended by SFAS No. 149 — “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value and that changes in the fair value of

THE CRONOS GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands, except per share amounts)
derivatives are recorded each period in earnings or other comprehensive income, depending on the type of hedging instrument and the effectiveness of the hedges.
      The Group evaluates all derivative instruments each quarter to determine their effectiveness. Any ineffectiveness is recorded in the statements of income.
v)  New pronouncements
      In December 2004 the FASB issued SFAS No. 153 — “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29” (“SFAS 153”). This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Group does not expect the introduction of SFAS 153 to have any impact on its consolidated financial statements.
      In December 2004, the FASB issued SFAS 123 (Revised 2004) — “Share-Based Payment” (“SFAS 123R”). This Statement is a revision of SFAS 123. SFAS 123R supersedes APB 25, and its related implementation guidance.
      SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and Emerging Issues Task Force (“EITF”) Issue No. 96-18 — “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6 — “Employers’ Accounting for Employee Stock Ownership Plans”.
      SFAS 123R is effective for the first interim period beginning after June 15, 2005 and applies to all awards granted, modified, repurchased or cancelled after that date. The company expects to adopt SFAS 123R from July 1, 2005. Management does not expect the adoption of SFAS 123R to have a significant impact on the financial position, results of operations or cash flows of the Group.

2	Operating segment data
      The Group’s fundamental business activity is the leasing of containers to ocean carriers. The Group’s fleet of containers are either owned by the Group itself, or managed on behalf of US Limited Partnership Programs, the Joint Venture Program and Private Container Programs (see note 1a). As such the Group considers that its fundamental business equates to one industry segment, comprising four reportable segments which are structured according to the different forms of funding entered into for its container fleet acquisitions. The Group’s operating performance is reviewed and managed with respect to these reportable segments which represent the different levels of profitability and risk to the Group.
      Owned containers are financed by the Group’s own capital resources, debt facilities and capital leases, and include new container equipment for resale. The funding arrangements of US Limited Partnership Programs, the Joint Venture Program and Private Container Programs are described in Note 1 and Note 8.

THE CRONOS GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands, except per share amounts)
      All revenues and expenses that are specifically identifiable to the containers within each reportable segment have been allocated to that segment and individual product revenues have been aggregated within the reportable segments. Prior to December 2004, the US Limited Partnership Programs segment and the Joint Venture Program segment were combined in a single reportable segment, Container Equity Programs, in accordance with the aggregation criteria of SFAS No. 131 — “Disclosure about Segments of an Enterprise and Related Information” (“SFAS 131”). At December 31, 2004, the Joint Venture Program exceeded the 10% revenue threshold of SFAS 131 and accordingly has been reported as a separate segment. Corresponding items of segment information have been restated for prior years.
      No single customer accounted for 10% or more of total revenues in the years ended December 31, 2004, 2003 and 2002, respectively.
      Segment information is provided in the tables below:

	US
	Limited	Joint	Private
	Partnership	Venture	Container	Owned
	Programs	Program	Programs	Containers	Total

Year ended December 31, 2004
Items directly attributable to segments:
- gross lease revenue	$26,671	$16,349	$47,442	$41,634	$132,096
- direct operating expenses	(5,012)	(1,058)	(8,359)	(6,134)	(20,563)

net lease revenue	21,659	15,291	39,083	35,500	111,533
- direct financing lease income	—	—	—	1,547	1,547
- payments to Managed Container Programs	(17,675)	(13,963)	(36,323)	—	(67,961)
- container depreciation	—	—	—	(17,716)	(17,716)
- container interest expense	—	—	—	(5,076)	(5,076)

Segment profit	$3,984	$1,328	$2,760	$14,255	$22,327

Total assets	$8,542	$21,117	$11,519	$230,571	$271,749

Expenditure for segment assets	$120	$3,686	$219	$46,648	$50,673

THE CRONOS GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands, except per share amounts)

	US
	Limited	Joint	Private
	Partnerships	Venture	Container	Owned
	Programs	Program	Programs	Containers	Total

Year ended December 31, 2003, restated
Items directly attributable to segments:
- gross lease revenue	$26,558	$8,630	$44,901	$37,412	$117,501
- direct operating expenses	(7,162)	(753)	(10,704)	(6,889)	(25,508)

net lease revenue	19,396	7,877	34,197	30,523	91,993
- direct financing lease income	—	—	—	1,510	1,510
- payments to Managed Container Programs	(15,969)	(7,190)	(32,571)	—	(55,730)
- container depreciation	—	—	—	(17,282)	(17,282)
- container interest expense	—	—	—	(5,665)	(5,665)

Segment profit	$3,427	$687	$1,626	$9,086	$14,826

Total assets	$8,838	$12,830	$11,096	$205,273	$238,037

Expenditure for segment assets	$73	$3,573	$124	$18,880	$22,650

	US
	Limited	Joint	Private
	Partnership	Venture	Container	Owned
	Programs	Program	Programs	Containers	Total

Year ended December 31, 2002, restated
Items directly attributable to segments:
- gross lease revenue	$28,038	$1,887	$45,466	$38,252	$113,643
- direct operating expenses	(8,003)	(127)	(11,906)	(6,757)	(26,793)

net lease revenue	20,035	1,760	33,560	31,495	86,850
- direct financing lease income	—	—	—	1,194	1,194
- payments to Managed Container Programs	(16,595)	(1,619)	(33,158)	—	(51,372)
- container depreciation	—	—	—	(18,407)	(18,407)
- container interest expense	—	—	—	(7,209)	(7,209)

Segment profit	$3,440	$141	$402	$7,073	$11,056

Total assets	$9,403	$6,080	$13,115	$207,705	$236,303

Expenditure for segment assets	$66	$4,677	$120	$21,408	$26,271

THE CRONOS GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands, except per share amounts)
Reconciliation of profit for reportable segments to income (loss) before income taxes and equity in earnings of affiliate:

	2004	2003	2002

Segment profit	$22,327	$14,826	$11,056
Equipment trading revenue	4,698	4,991	1,045
Unallocated commissions, fees and other operating income	2,047	2,131	3,117
Interest income	120	130	324
Equipment trading expenses	(4,018)	(4,600)	(969)
Amortization of intangible assets	(188)	(188)	(188)
Non container depreciation	(277)	(213)	(130)
Selling, general and administrative expenses	(18,834)	(15,791)	(14,285)
Recovery of related party loan note	1,280	—	—
Non container interest expense	(102)	(89)	(125)

Income (loss) before income taxes and equity in earnings of affiliate	$7,053	$1,197	$(155)

Reconciliation to total revenues:

	2004	2003	2002

Revenues directly attributable to segments:
- gross lease revenue	$132,096	$117,501	$113,643
- direct financing lease income	1,547	1,510	1,194

	133,643	119,011	114,837
Other revenues:
- equipment trading revenue	4,698	4,991	1,045
- unallocated commissions, fees and other operating income	2,047	2,131	3,117
- interest income	120	130	324

Total revenues	$140,508	$126,263	$119,323

      For the three years ended December 31, 2004, 2003 and 2002, the Group recorded equity in the earnings of the Joint Venture Program of $2,883, $1,499 and $306 respectively. The segment assets of the Joint Venture Program included the equity method investment of the Group of $15,339, $8,570 and $3,603 respectively. The Group does not manage income taxes by reference to its reportable segments and thus the Group evaluates segment performance based on income (loss) before income taxes and equity in earnings of affiliate.
      Each reportable segment derives its revenues from leasing different types of container equipment to ocean carriers. Total revenues for these different types of equipment were:

	2004	2003	2002

Dry cargo containers	$91,511	$80,773	$78,760
Refrigerated containers	20,613	20,829	21,293
Tank containers	8,295	6,713	6,123
Dry freight specials	11,677	9,186	7,467

Gross lease revenue	$132,096	$117,501	$113,643

THE CRONOS GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands, except per share amounts)
      Lease revenue is deemed to be earned based on the physical location of the containers while on lease. Almost all of the Group’s lease revenue is earned on containers used by its customers in global trade routes. Accordingly, the Group believes that it does not possess discernible geographic reporting segments as defined in SFAS 131. However, based on the address of each of its customers, the Group estimates that gross lease revenues for the years ending December 31, 2004, 2003 and 2002, respectively, have been generated by customers located in the following regions:

	2004	2003	2002

Europe	44%	43%	44%
Australasia	33%	36%	35%
Other	23%	21%	21%

Total	100%	100%	100%

      The Company does not generate material revenue from external customers in its country of domicile, Luxembourg.
3   Income taxes
      The provision (benefit) for income taxes comprises:

	2004	2003	2002

Current taxes:
US Federal	$11	$(5)	$(611)
US State	(15)	93	—
Non US	706	760	(1,690)

	702	848	(2,301)

Deferred taxes:
US Federal	(25)	46	(425)
US State	51	(41)	142
Non US	343	(2,347)	426

	369	(2,342)	143

Total provision (benefit) for income taxes	$1,071	$(1,494)	$(2,158)

      Differences between the provision (benefit) for taxes that would be computed at the US statutory rate and the actual tax provision (benefit) were:

	2004	2003	2002

US federal provision	$2,398	$406	$(53)
Non US income not subject to US corporate taxes	(2,887)	(1,227)	(1,586)
US state taxes (net of federal tax benefit)	37	52	(145)
Non US corporate taxes	1,049	(1,587)	(1,299)
Valuation allowance	547	983	1,358
Other	(73)	(121)	(433)

Actual tax provision (benefit)	$1,071	$(1,494)	$(2,158)

THE CRONOS GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands, except per share amounts)
      Income (loss) before income taxes and equity in earnings in affiliate comprises:

	2004	2003	2002

US	$(1,437)	$(2,416)	$(4,822)
Non US	8,490	3,613	4,667

	$7,053	$1,197	$(155)

      Temporary differences giving rise to the net deferred income tax liability as of the balance sheet date were:

	2004	2003

Assets
Acquisition fees	$591	$730
Losses carried forward	1,661	1,561
Partnership income taxable in different periods for book and tax purposes	789	482
Disallowed interest expense carried forward	1,230	1,238
Alternative minimum tax credit	5	—
Other	343	367
Valuation allowance	(4,026)	(3,484)

Total deferred income tax assets	593	894

Liabilities
Depreciation	3,254	3,186
Unremitted retained earnings of subsidiaries	422	422

Total deferred income tax liabilities	3,676	3,608

Net deferred income tax liabilities	$3,083	$2,714

      Tax losses have arisen in certain US entities. As of December 31, 2004, the deferred tax asset associated with these losses carried forward will expire as follows:

2005	$41
2006	80
2007	35
2008	22
2009	18
2010 and thereafter	1,465

Total	$1,661

      At December 31, 2004, the Group had net operating loss carryforwards available of approximately $3,590, $4,951 and nil for federal, state and foreign income taxes, respectively, to offset future income tax liabilities. The expected tax effect of these losses is reflected as a deferred tax asset. A valuation allowance has been established in the US subsidiaries since the realization of tax benefits of net operating loss carryforwards is not more likely than not. The amount of the valuation allowance is reviewed on a quarterly basis.
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
      Contingent master lease rentals approximated $78,795, $73,000, and $65,000 of gross lease revenue, respectively, in the years ended December 31, 2004, 2003 and 2002, respectively.
      As of December 31, 2004, the minimum lease rentals receivable in future years under term operating leases were:

2005	$38,880
2006	35,043
2007	24,680
2008	17,336
2009	6,893
2010 and thereafter	536

Total	$123,368

      Rental income from leasing containers owned by Managed Container Programs to ocean carriers was $90,462, $80,089 and $75,391 for the years ended December 31, 2004, 2003 and 2002, respectively (see Note 2).
      The Group previously also leased office space and earned revenue of nil, $98 and $319 for the years ended December 31, 2004, 2003 and 2002, respectively.
b)  Allowance for doubtful accounts
      The activity in the allowance for doubtful accounts was:

	2004	2003	2002

Beginning of year	$2,296	$2,063	$2,601
Provision for doubtful accounts	1,251	1,077	440
Write-offs, net of recoveries	(1,301)	(844)	(978)

End of year	$2,246	$2,296	$2,063

THE CRONOS GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands, except per share amounts)
5   Net investment in direct financing leases
      The Group, as lessor, has entered into various leases of equipment that qualify as direct financing leases. The minimum future lease rentals under these direct financing leases are due as follows:

	Net lease	Unearned	Minimum future
	receivables	lease income	lease rentals

December 31, 2004:
- 2005	2,434	1,192	3,626
- 2006	2,593	780	3,373
- 2007	1,233	388	1,621
- 2008	1,051	146	1,197
- 2009	71	1	72

Total	$7,382	$2,507	$9,889

6   New container equipment for resale
      Activity during the year in new container equipment for resale was:

	2004	2003	2002

Beginning of year	$10,816	$2,570	$1,463
Container purchases	89,618	47,054	11,920
Container disposals:
- sold to US Limited Partnership Programs	(3,239)	—	—
- sold to the Joint Venture Program	(61,698)	(37,751)	(9,062)
- sold to Private Container Programs	(14,890)	—	—
- sold to other parties	(3,413)	(1,057)	(1,677)
Transferred to long-term ownership of container equipment	(78)	—	(74)

End of year	$17,116	$10,816	$2,570

      The Group purchases containers for resale to Managed Container Programs. These transactions are entered into on normal commercial terms. All container equipment held for resale is held at the lower of cost and net realisable value.
7   Consolidation of variable interest entity
      In December 2003, the Group adopted FIN 46R and determined that it was the primary beneficiary of a variable interest entity (“VIE”) in which it held a 0.01% share, and thus the VIE was consolidated into the Group’s consolidated financial statements. The VIE was established as a container purchase company in 1996 and acquired $49,700 of containers from Cronos in a series of transactions in prior years. The variable interests of the Group in the entity are comprised of a management fee, that Cronos earned in return for managing the containers of the entity, a non-interest bearing loan note and an option to acquire 75% of the container owning company, the exercise of which was subject to the repayment of certain of the indebtedness of the VIE.
      At December 31, 2004, the VIE held cash balances of $1,531, restricted cash of $500, container assets of $21,901 (stated at net book value) and debt facilities of $20,880. The debt is scheduled to be repaid from the cash generated by the container assets. At December 31, 2004, the VIE held total amounts payable to Cronos subsidiaries of $13,439. Such amounts are subordinate to the repayment of the VIE debt.

THE CRONOS GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands, except per share amounts)
      At December 31, 2003, the VIE held cash balances of $1,118, restricted cash of $500, container assets of $26,153 (stated at net book value) and debt facilities of $24,589. At December 31, 2003, the VIE held total amounts payable to Cronos subsidiaries of $12,898.
      In February 2005, the Group acquired 100% ownership of the VIE. The debt held by the variable interest entity was restructured on the same date. In connection with this restructuring, the Group issued a guarantee for $10,000 of the outstanding debt and the lender cancelled an option to acquire 25% of the variable interest entity. In addition, 200,000 warrants to purchase 200,000 common shares of the Company were cancelled effective February 4, 2005. The warrants, which were exercisable at $4.41 per share were held by the lender to the variable interest entity under the restructured debt facility. See the Form 8-K as filed with the SEC on February 10, 2005.
8   Investments in related parties

	2004	2003

Investment in Joint Venture Program	$15,339	$8,570
Other investments	25	—

Investment in unconsolidated affiliates	$15,364	$8,570

      Investments take two primary forms:
      Under the first form, the investments comprise the Group’s equity interests as a general partner in nine US Limited Partnership Programs. In accordance with FIN 46R, the Company has determined that the nine Limited Partnerships qualify as variable interest entities. In each case, the Company has concluded that neither the Company, nor any of its subsidiaries, is the primary beneficiary of any US Limited Partnership Program.
      The partnerships are all California Limited Partnerships managed by Cronos Capital Corp., a subsidiary of the Company. Since 1979, seventeen public limited partnerships raised over $480,000 from over 37,000 investors. Eight of the original seventeen partnerships have now been dissolved. These general partner investments are accounted for using the equity method. In the case of each program, the investment from the Group comprises a nominal general partner capital contribution of $1, representing total Cronos contributions of $8. Earnings in respect of the equity in the interests in the US Limited Partnership Programs attributable to the $1 general partner capital contribution were immaterial in the years ended December 31, 2004, 2003 and 2002, respectively, and were reported as a component of “Payments to Managed Container Programs” rather than “Equity in earnings of unconsolidated affiliates” due to their immateriality.
      The objectives of the partnership are to invest in marine cargo containers to generate a continuing income for distribution to the limited partners, and to realise the residual value of the container equipment at the end of its useful economic life or upon the dissolution of the individual partnerships. At December 31, 2004 and 2003, respectively, the US Limited Partnership Programs had total assets of $107,298 and $126,425, and total liabilities of $3,311 and $5,411. The general partner is indemnified by the partnerships for any liabilities suffered by it arising out of its activities as general partner, except in the case of misconduct or negligence. As a limited liability partnership, the limited partners may not be assessed for additional capital contributions and it is possible that the general partner could be liable if the assets of the partnerships are not sufficient to pay their liabilities. However, the Group considers that the risk of any such loss is not material. Therefore, the maximum exposure for Cronos to losses as a result of its involvement with the US Limited Partnership Programs at December 31, 2004, and December 31, 2003, was $3,114 and $3,296, respectively, representing the total amount due for management fees and other items from the partnerships.

THE CRONOS GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands, except per share amounts)
      At December 31, 2004, the Group had investments in the following US Limited Partnership Programs:

% Investment
US Limited Partnership Program	Holding

IEA Income Fund VIII	0.009%
IEA Income Fund IX, L.P.	0.006%
IEA Income Fund X, L.P.	0.005%
IEA Income Fund XI, L.P.	0.003%
IEA Income Fund XII, L.P.	0.001%
Cronos Global Income Fund XIV, L.P.	0.002%
Cronos Global Income Fund XV, L.P.	0.001%
Cronos Global Income Fund XVI, L.P.	0.003%
Cronos Containers Partners I, L.P.	0.001%
      Under the second form, the Group has a 50% equity investment in an entity known as the Joint Venture Program or CF Leasing Limited. The Joint Venture Program is a container purchase entity that was established in 2002 to acquire and lease marine cargo containers to third parties. It is a bankruptcy-remote, special purpose entity organized under the laws of Bermuda. It’s objective is to generate income for distribution to the equity holders or for reinvestment in additional equipment and to realise the residual value of the container equipment at the end of its useful economic life. The Joint Venture Program is accounted for using the equity method. The Group has determined that the Joint Venture Program is not a variable interest entity as defined by FIN 46R. At December 31, 2004 and 2003 respectively, the Joint Venture Program had total assets of $130,545 and $72,331, and total liabilities of $100,196 and $55,191. For the years ended December 31, 2004 and 2003, the Joint Venture Program reported net income of $5,766 and $2,998, respectively. During the period from September 18, 2002 (date of inception) to December 31, 2002, it reported net income of $611. During 2002, Cronos received a distribution of $1,125 representing a repayment of excess capital at the inception of the Joint Venture Program together with a subsequent distribution of $250 from earnings. At December 31, 2004 and 2003, respectively, the carrying value of the Group’s investment in the Joint Venture Program approximated its underlying equity in the net assets of the program. The maximum exposure of Cronos to losses as a result of its involvement with the Joint Venture Program at December 31, 2004 and 2003, was $15,505 and $8,651, respectively, representing the total of its equity investment in the Joint Venture Program and the management fees due to Cronos from the program. At December 31, 2004 and 2003, the retained earnings of the Group represented by unremitted retained earnings of the Joint Venture Program were $4,668 and $1,473, respectively.
      The activity in the investment in unconsolidated affiliates was:

	2004	2003

Beginning of year	$8,570	$3,603
Investment in joint ventures	3,600	3,549
Equity in earnings of affiliates	2,883	1,499
Change in fair value of interest rate swap agreements	311	(81)

End of year	$15,364	$8,570

THE CRONOS GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands, except per share amounts)
9       Container and other equipment
      The activity in container equipment for the years ended December 31, 2004 and 2003, was:

Cost
Balance, December 31, 2002	$276,865
Additions	18,357
Disposals	(23,253)
Container equipment contributed to Joint Venture Program	(999)

Balance, December 31, 2003	270,970
Additions	46,388
Disposals	(22,783)

Balance, December 31, 2004	$294,575

Accumulated depreciation
Balance, December 31, 2002	$110,267
Depreciation expense	17,282
Disposals	(12,083)

Balance, December 31, 2003	$115,466
Depreciation expense	17,716
Disposals	(5,191)

Balance, December 31, 2004	$127,991

Book value
December 31, 2004	$166,584

December 31, 2003	$155,504

      Depreciation expense in 2002 was $18,407.
      The Group recorded depreciation expense for other equipment of $277, $213 and $130 for the years ended December 31, 2004, 2003 and 2002, respectively.

THE CRONOS GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands, except per share amounts)

10	Goodwill and intangible assets
      The activity in the intangible assets was:

	Goodwill	Patents	Total

Cost
Balance, December 31, 2002	$16,231	$2,096	$18,327
Additions	—	—	—

Balance, December 31, 2003	16,231	2,096	18,327
Additions	—	—	—

Balance, December 31, 2004	$16,231	$2,096	$18,327

Accumulated amortization
Balance, December 31, 2002	$5,193	$1,187	$6,380
Amortization expense	—	188	188

Balance, December 31, 2003	5,193	1,375	6,568
Amortization expense	—	188	188

Balance, December 31, 2004	$5,193	$1,563	$6,756

Book value
December 31, 2004	$11,038	$533	$11,571

December 31, 2003	$11,038	$721	$11,759

      The amortization expense in 2002 was $188.
i.   Goodwill
      Goodwill arose on the acquisition in 1990 of Intermodal Equipment Associates and the acquisition in 1996 of Intermodal Management AB.
      SFAS 142 addresses the initial recognition and measurement of intangible assets acquired in a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition.
      SFAS 142 provides that goodwill and intangible assets with indefinite lives will not be amortized, but will be tested annually for impairment. Cronos conducts its impairment test in December of each year, and in December 2004 concluded that the carrying value of goodwill was not impaired.
      Prior to December 2004, the goodwill relating to the acquisition of Intermodal Equipment Associates, with a book value of $7,209, was assigned equally across three reportable segments. At December 31, 2004, the Joint Venture Program, which had previously been combined with the US Limited Partnership Programs in the Container Equity Programs reportable segment, exceeded the 10% revenue threshold of SFAS 131 and was accordingly reported as a separate segment. In accordance with SFAS 142, the goodwill that had been assigned to the Container Equity Programs segment was reassigned between the US Limited Partnership Programs and the Joint Venture Program segments. At December 31, 2004, goodwill was assigned $400, $2,000, $2,400 and $2,409 to the US Limited Partnerships, Joint Venture Program, Private Container Programs and Owned Containers reportable segments, respectively.
      The goodwill relating to the acquisition of Intermodal Management AB, with a book value of $3,829 at December 31, 2004, has been allocated to the Owned Containers reportable segment.

THE CRONOS GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands, except per share amounts)
ii.  Patents
      The Group entered into agreements to acquire the patent rights relating to the CPC, the Slimwall CPC and the intellectual property of Cargo Unit Containers Limited in August 1996 for a total consideration of $2,096 from a third party (the “Seller”). In April 2000, the Group entered into another agreement with the Seller which provided that, in consideration for the sum of $1,000, the Group would fully discharge any liabilities for accrued royalties, acquire full right, title and interest that the Seller may have had to receive royalties in the future and acquire all residual rights as the Seller had or may have had under the Agreements.
      In accordance with SFAS 142, patents are amortized on a straight-line basis over their estimated useful life to a residual value of nil in 2007. The estimated aggregate amortization expense for future periods may be presented as follows:

2005	$188
2006	188
2007	157

Total	$533

11  Hedging transactions and derivative financial instruments
      The purpose of Cronos’ foreign currency hedging activities is to reduce the risk that sales transactions that are denominated in non US dollar currencies will be affected by adverse exchange rate movements between the US dollar and the sales transaction currency. During 2003, Cronos entered into foreign currency forward contracts to reduce exposure to exchange rate risks associated with a Euro denominated sales agreement. Each forward contract was designated a fully effective cash flow hedge as the critical terms of each contract matched those of the hedged item. The changes in the fair value of the hedges were reported as a component of other comprehensive income and were reclassified into earnings as equipment trading revenue on the contracted performance dates of the sales agreement. The estimate of fair value was based on the estimated replacement cost of each hedge. The final forward contract expired in June 2004. For the year ended December 31, 2004, $325 was reclassified from other comprehensive income to equipment trading revenue on the contracted sales agreement performance dates.
12  Other assets
      Other assets include the following items:

	2004	2003

Unamortized loan origination fees	$1,480	$2,038
Prepaid expenses	827	928
Amounts receivable under equipment trading transactions	364	1,812
Sales tax receivables	267	345
Deposits for leasehold properties and other items	254	506
Retention deposits	—	729
Other	707	420

Total	$3,899	$6,778

      At December 31, 2003, $729 was held as a retention deposit by a financial institution in connection with a funding transaction. This amount was released in 2004 on the discharge of the funding.

THE CRONOS GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands, except per share amounts)
13  Debt and lease obligation
      As of December 31, 2004, the Group had $131,836 of term facilities (including capital lease financing) under which $127,953 was outstanding and $2,076 of credit facilities under which nil was outstanding. The unused portion of the term facilities is available to fund the acquisition of container equipment and may require a cash contribution from the Group of up to 20% of the cost of the new container. Fixed and floating interest rates under these facilities ranged from 3.4% to 6.4%, at December 31, 2004. The terms of these facilities extend to various dates through 2014. The rate of interest for the majority of floating rate facilities is based on a three month London Inter Bank Offered Rate (“Libor”) plus a margin. The size of the margin is dependent on the financial institution and the nature, size and term of the facility.
      All of the debt and capital lease facilities involve agreements between subsidiaries of the Company and financial institutions. At December 31, 2004, the fair value of the facilities approximated the carrying value. The estimate of fair value was based on borrowing rates currently available to the Group for debt with similar terms and average maturities. The Company has provided parent company guarantees against $63,231 of the outstanding debt and capital lease facilities at December 31, 2004. The guarantees provide that, in the event of a default by the subsidiary, the Company will pay all amounts due under the agreements as they fall due. The guarantees will expire on various dates through 2014. Based on December 31, 2004, interest rates, the maximum potential amount of future payments for the guaranteed debt and capital lease facilities is $73,406. The debt and capital lease facilities are secured by container equipment. At December 31, 2004 and 2003, the cost of the collateralised equipment was $277,049 and $218,289, respectively. The Group receives free and clear title to the collateralised container equipment once all payments due under a facility have been made. In the event that the Group cannot make the guaranteed payments, the financial institutions are entitled to recover the collateralised equipment and either use the related cash flows or sell the equipment and take the sale proceeds to discharge outstanding obligations of the Company. The Company considers that the cash flows and/ or sales proceeds generated by the collateralised equipment would be sufficient to cover outstanding obligations.
      In February 2005, the Company issued a further guarantee against $10,000 of the debt that was outstanding at December 31, 2004. This guarantee was issued in connection with the acquisition of the entire share capital of a variable interest entity of which the Group was the primary beneficiary (see Note 7).
      Debt and capital lease obligations are comprised of:

			Interest rate % at
	2004	2003	December 2004/2003

Floating rate debt	$97,883	$89,331	3.4 – 5.1 / 3.2 – 3.4
Obligations under capital leases:
- floating rate	26,130	29,874	3.7 – 5.1 / 2.7 – 4.4
- fixed rate	3,940	—	6.2 – 6.4 / –

Total	$127,953	$119,205

a)   Debt
      Bank loans, the majority of which have floating interest rates, have installments payable through 2014. The weighted average interest rates for the years ended December 31, 2004, 2003 and 2002, were 4.5%, 4.7% and 5.6%, respectively.
      In September 2003, the Group amended a revolving line of credit agreement and increased the maximum commitment of the lenders thereunder from $50,000 to $70,000. In September 2004, the Group extended the

THE CRONOS GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands, except per share amounts)
facility by an additional year and agreed to repay the balance outstanding under the revolving line of credit, as of September 23, 2005, over five years.
      The primary facilities include financial covenants that are tested on a quarterly basis and measure minimum tangible net worth, the maximum level of total liabilities to tangible net worth, the maximum level of debt and capital lease obligations to tangible net worth, interest expense coverage and debt service coverage. At December 31, 2004, the Group was in compliance with each covenant. Future compliance with the covenants will depend on the ability of the Group to report a minimum level of income before income taxes at the end of each calendar quarter (equal to 110% of interest expense for the preceding twelve months), and to maintain a minimum level of debt service cover. The breach of a covenant constitutes an event of default.
      As of December 31, 2004, the annual maturities of debt were:

2005	$8,086
2006	13,224
2007	18,331
2008	18,566
2009	19,840
2010 and thereafter	19,836

Total	$97,883

b)  Capital lease obligations
      The cost and net book value of assets acquired through capital leases was $42,776 and $33,563, respectively, at December 31, 2004 ($43,007 and $31,856, respectively, at December 31, 2003). In addition, the net investment in direct financing lease equipment acquired through capital leases was $3,376 and $3,180 at December 31, 2004 and 2003, respectively.
      As of December 31, 2004, the minimum lease payments under capital leases representing interest and principal were:

	Principal	Interest	Total

2005	$5,745	$1,316	$7,061
2006	5,588	1,034	6,622
2007	5,963	747	6,710
2008	3,679	507	4,186
2009	3,539	331	3,870
2010 and thereafter	5,556	420	5,976

Total	$30,070	$4,355	$34,425

      At December 31, 2003, the current maturities under capital leases were $6,270.
c)  Operating leases — Group as lessee
      The total fixed operating lease rental expense for container equipment, computer equipment and office space was $6,888, $7,688 and $11,618 for the years ended December 31, 2004, 2003 and 2002, respectively.
      Certain subsidiaries of the Group have fixed operating lease Agreements for container equipment with Private Container Programs. Under these Agreements, the fixed operating lease rental expense was $6,132, $6,811 and $10,382 for the years ended December 31, 2004, 2003 and 2002, respectively. Rental expense for

THE CRONOS GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands, except per share amounts)
containers, of which $61,829, $48,919 and $40,990 was contingent for the years ended December 31, 2004, 2003 and 2002, respectively, is shown in the statements of income as payments to Managed Container Programs and is described in Note 1. The Company has provided parent company guarantees for the $27,871 of minimum future lease payments outstanding under these Agreements at December 31, 2004. The agreements provide that, in the event of a default by the subsidiary, the Company will pay all amounts due under the Agreements as they fall due. The Agreements contain purchase options which allow the Group to acquire the containers after a period of ten years.
      As described in Note 4, the Group has entered into term operating leases with ocean carriers for equipment that is owned by the Managed Container Programs. The minimum lease rentals receivable in future years under these leases is $86,433. The amounts due to the Managed Container Programs will be calculated after deducting direct operating expenses and the income due to Cronos for managing the containers in accordance with the terms of the individual Agreements. No amount will be payable to the Managed Container Program if the ocean carrier fails to pay the future term lease rentals to the Group.
      As of December 31, 2004, the total future minimum lease payments due both under fixed operating leases and based on the calculation of amounts due to Managed Container Programs after the receipt of future term lease rentals from ocean carriers were:

2005	$30,478
2006	25,798
2007	19,049
2008	14,324
2009	7,069
2010 and thereafter	10,352

Total	$107,070

14  Deferred income and deferred acquisition fees
      Deferred income and deferred acquisition fees comprise:

	2004	2003

Advance billings	$2,582	$1,980
Deferred acquisition fees	3,343	3,125

	$5,925	$5,105

      The recognition of deferred acquisition fees is not contingent upon the performance or continuation of any of the Agreements to which they relate. On the termination of an Agreement, any deferred fees are recognized immediately. As of December 31, 2004, deferred acquisition fees are scheduled to be recognized as follows:

2005	$797
2006	587
2007	501
2008	322
2009	249
2010 and thereafter	887

Total	$3,343

THE CRONOS GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands, except per share amounts)
15  Commitments and contingencies
i.   Commitments
      At December 31, 2004, the Group had outstanding orders to purchase container equipment of $20,651.
ii.  Parent Guarantee under master lease Agreements with Private Container Programs
      The Company has provided parent guarantees for certain Agreements between wholly owned subsidiaries of the Company and Private Container Programs. The Agreements are in the form of a master lease and provide that the subsidiary companies make payments to the Private Container Programs based on rentals collected after deducting direct operating expenses and the compensation earned by the subsidiary company for managing the containers. The subsidiary company is not liable to make payments to the Private Container Program if the containers are not placed on a lease or if a lessee fails to pay the lease rentals.
      At each financial statement date, the amounts due under each Agreement are recorded as a liability and disclosed under amounts payable to Managed Container Programs. The terms of the guarantees generally obligate the Company to ensure payments and other obligations of the subsidiary companies are performed on a timely basis and in accordance with the terms of the Agreement.
      The Agreements with the Private Container Programs expire between 2005 and 2015. Should a default occur, the Company would be required to make the contracted payments on behalf of the subsidiary companies over the remaining term of the Agreements or until such time as the default was remedied. Based on the $4,995 earned by the Private Container Programs for the fourth quarter of 2004, the Company estimates that the maximum amount of future payments would be $80,805. The fair value of the estimated amount of maximum future payments is $69,315.
iii.  Agreements with Private Container Programs — early termination options
      Approximately 64% (based on original equipment cost) of the Agreements with Private Container Programs contain early termination options, whereby the container owner may terminate the Agreement if certain performance thresholds are not achieved. At December 31, 2004, approximately 43% (based on original equipment cost) of the total number of Agreements with Other Managed Container Programs were eligible for early termination. Cronos believes that early termination of these Agreements by the Other Managed Container Programs is unlikely.
iv.  Agreements with Private Container Programs — change of control provisions
      Approximately 61% (based on original equipment cost) of Agreements with Private Container Programs provide that a change in ownership of the Group, without the prior consent of the container owner, may constitute an event of default under the Agreement. In substantially all of these Agreements, the consent of the container owners may not be unreasonably withheld. In the event that consent is not obtained, 37% of the total number of Agreements may require the Group to transfer possession of the equipment to another equipment manager. Such transfer of possession may result in the Group incurring certain costs. The remaining 24% of the total number of Agreements can elect for the Group to purchase the equipment pursuant to the terms of their respective Agreements, generally a stipulated percentage (determined by age of the equipment) of the original cost of the equipment.
v.   Sale of Amersham estate
      In 2003, the Group secured two judgments against Stefan M. Palatin, a former chairman of the Group, from the UK courts aggregating approximately $2,300, and secured two charging orders (the “Cronos

THE CRONOS GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands, except per share amounts)
Charging Orders”), in the nature of liens, to enforce the judgments against Mr. Palatin’s beneficial interest in an estate located in Amersham, England (the “Amersham Estate”). The first charging order secured by Cronos was in respect of the remaining balance, and related interest, owed under a loan note by Mr. Palatin. The Group had provided for the principal balance of $1,280 in prior years. The second charging order was secured in respect of additional amounts owed by Mr. Palatin for which the Group had not recorded a receivable.
      The Group brought an action (the “Foreclosure Action”) in the UK courts seeking to foreclose the Cronos Charging Orders and obtain an order of sale for the Amersham Estate to satisfy the judgments secured against Mr. Palatin. On June 25, 2004, the High Court of Justice, London, entered its order, upon the application of the Group, granting the Group possession of the Amersham Estate, and directing that the Estate be sold and the net proceeds of sale applied in satisfaction of the Cronos Charging Orders, aggregating $2,300. The Court also awarded the Group interest on this sum from July 8, 2003 and costs. On December 17, 2004, the Group entered into a contact of sale for the Amersham Estate.
      In December 2004, the Group conducted a review of the amount due under the loan note and concluded that it was recoverable. Accordingly, the $1,280 provision that had previously been recorded against the principal balance of the loan note was reversed and the receivable reinstated.
      In addition, the Group conducted a review of the remaining proceeds of $1,333 expected on the sale of the Amersham Estate, comprising the second charging order and interest due in connection with the first and second charging orders, and concluded that as these items represented contingent gains, they should not be recognized until the consummation of the sale of the Amersham Estate and the settlement of all contingencies requisite to the distribution of funds to the Group.
      The sale of the Amersham Estate was completed in January 2005 and the Group received $3,220 in respect of the Cronos Charging Orders, related interest and costs. This receipt included $1,280 in respect of the repayment of the outstanding loan note, $1,333 in respect of the contingent gains and $607 in respect of the costs that had been awarded to the Group.
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
      The terms of the Settlement Agreement detailed the payment dates for amounts totalling $3,500 to Contrin. Cronos calculated that the present value of the total $3,500 future cash payments under the Settlement Agreement, discounted using an appropriate risk-free interest rate, was $3,500. In accordance with the terms of the Settlement Agreement, the Group has made installment payments aggregating $550 to Contrin ($300 in November 2003 and $250 in February 2004). In addition, the Group had previously recorded a reserve of approximately $3,000 against the Contrin claims. Interest will be charged to the Company’s income statement over the period for performance of the Settlement Agreement using the effective interest rate method. In February 2005, the Group made a further payment of $2,063 to Contrin from the proceeds of the Amersham Estate in accordance with the terms of the Settlement Agreement.
      In February 2005, an agreement was reached between the Group, Contrin and the liquidator of Transocean Equipment Manufacturing and Trading Limited (“TOEMT”) under the terms of which, Contrin will be allocated surplus proceeds from the sale of the Amersham Estate in an amount sufficient to fully discharge the Group’s remaining payment obligations to Contrin under the Settlement Agreement. This agreement is subject to Court approval.

THE CRONOS GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands, except per share amounts)
      See Part I, Item 3 — “Legal Proceedings” for a discussion of the Settlement Agreement and the status of the Group’s legal proceedings against its former chairman, Stefan M. Palatin.
vii. TOEMT
      Since the 1980s the Group has managed containers for Transocean Equipment Manufacturing and Trading Limited (“TOEMT (UK)”), an English company. A separate company by the same name was registered in the Isle of Man (“TOEMT (Isle of Man)”). Both TOEMTs are in liquidation in England, represented by the same liquidator. When the Group learned of the insolvency proceeding commenced on behalf of TOEMT (UK) in 1998, it set aside the distributions payable with respect to the containers managed for TOEMT in a separate bank account pending clarification of the proper claimant to the distributions.
      The Group turned over the set-aside distributions (amounting to approximately $1,300) to the liquidator in December 2003. As of December 31, 2004, only nine (9) containers remained in the portfolio of containers managed by the Group for TOEMT. As part of the February 25, 2005 settlement agreement described above, the Group has agreed to purchase the remaining nine containers, effective January 1, 2005. In return, the liquidator of TOEMT has agreed to drop claims with respect to the turnover of the $1,300 and the Group’s management of containers for TOEMT.
      As disclosed in, Item 3 — “Legal Proceedings”, on December 13, 2004, the liquidator filed an “ordinary application” (in the nature of a complaint) in the UK High Court of Justice against the Group and two of its subsidiaries, Cronos Containers N.V. (“CNV”) and Cronos Containers (Cayman) Limited (“CAY”).
      Service of the liquidator’s Ordinary Application has only recently been made on the respondents, and accordingly the respondents have yet to reply to the liquidator’s Ordinary Application. The Group believes the liquidator’s claims are wholly without merit, and intends to vigorously defend them.
      The estimate of possible losses ranges from nil to $55,000.
16  Common shares

	2004	2003	2002

Common shares outstanding:
At beginning of year	7,260,080	7,360,080	7,364,580
New common shares issued	9,769	—	7,500
Common shares held in treasury	—	(100,000)	(12,000)
Common shares retired	(500)	—	—

At end of year	7,269,349	7,260,080	7,360,080

      On December 11, 1998, an option to purchase 300,000 common shares was granted to the chief executive officer on his appointment (see Note 17).
      On June 3, 1999, the 1999 Stock Option Plan (the “Plan”) was approved by the Board of Directors. The Plan authorized the issuance of 500,000 common shares to key employees (see Note 17).
      In August 1999, the Company issued an additional 300,000 common shares and warrants to purchase 200,000 common shares in connection with the Group’s refinancing of approximately $47,800 of its short-term and other indebtedness. The warrants were exercisable at $4.41 per share and were due to expire on the date that the amount borrowed under the associated refinancing was repaid. Using a Black-Scholes model, the fair value of the warrant was determined to be $246 and was credited to additional paid-in capital. The

THE CRONOS GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands, except per share amounts)
corresponding debt discount has been deferred and is being amortized over the life of the associated refinancing using the interest method. The warrants were cancelled in February 2005.
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
      On January 10, 2001, the Non-Employee Director’s Equity Plan (the “Equity Plan”) was approved by the shareholders. The Equity Plan authorized the issuance of 275,000 common shares to non-employee directors (see Note 17). In December 2004, 9,769 shares were issued under the Equity Plan.
      At the annual meeting of shareholders of the Company held in June 2004, the shareholders approved an extension of the grant of authority to the Board to repurchase common shares both in the open market and through privately-negotiated transactions. The approval of the grant of authority was extended until December 2, 2005. In December 2002, 12,000 shares were repurchased under the share repurchase plan at $3.10 per share. In August 2003, 100,000 outstanding common shares were repurchased from a single shareholder of the Company at a purchase price of $2.60 per share, or $260 in the aggregate. The cost of the treasury shares has been disclosed separately as a deduction within shareholders’ equity.
      In December 2004, the Company retired 500 shares that were issued under the 2002 employee stock grant. The shares had been held by employees who had left the employment of the Group prior to the full vesting of the stock grant (see Note 17).
      All 7,269,349 of common shares outstanding rank equally in respect of shareholder rights.
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
ii.  1999 Stock Option Plan
      The 1999 Stock Option Plan authorized the issuance of 500,000 common shares and permitted the Company to award to key employees incentive options and non-qualified stock options. The number of shares available for issuance under the Plan may be adjusted in the event of any subdivision of the outstanding shares of the common shares of the Company, the declaration of a stock dividend or like events. A total of 500,000

THE CRONOS GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands, except per share amounts)
options have been granted under the Plan and the exercise price of each option was determined by the Committee on the date of each grant. The exercise price of a stock option may be paid in cash or previously owned stock or both. The options vest and are exercisable at the rate of 25% per year on the first four anniversary dates of the grant. The term of each option is ten years. The shares became fully vested on January 10, 2005.
iii.  The Non-Employee Director’s Equity Plan
      The non-employee directors have participated in the Non-Employee Directors’ Equity Plan (the “Equity Plan”) in two ways: by electing to receive, in lieu of the cash compensation otherwise payable to the non-employee director, an award of “Director’s Stock Units”, and through the receipt of director’s options (“Director’s Options”) to acquire common shares of the Company. A Director’s Stock Unit is defined as the equivalent of one common share of the Company. A total of 275,000 common shares were made available for issuance under the Equity Plan, both to supply shares for the settlement of Director’s Stock Units into common shares of the Company and for issuance upon the exercise of Director’s Options. A total of 274,998 Director’s Stock Units have been issued under the Equity Plan. The option may be exercised within 10 years of the grant date. The Director’s Options vest and become exercisable over three years, with one third exercisable on the first three anniversary dates following the date of the grant. The exercise price of each Director’s Option equals the average of the fair market value of the common shares for the twenty trading days immediately preceding the date of grant of the Director’s Options.
      During the years ended December 31, 2003 and 2002, the number of Director’s Stock Units awarded in lieu of compensation and the related weighted average fair values was 15,999 and 49,563, respectively, and $3.34 and $3.86, respectively. At December 31, 2004 the weighted average remaining contractual life was 7.2 years. No Director’s Stock Units were awarded in 2004.
      A charge of nil, nil and $195 was recognized for the Equity Plan for the years ending December 31, 2004, 2003 and 2002, respectively.
iv.  Stock grant
      The purpose of the Company’s restricted stock grants, under which a total of 8,000 Cronos shares have been authorized for grant, is to increase the number of shareholders of the Company and to further align the interests of the grantees with the interests of the shareholders of the Company. In December 2002, a total of 7,500 shares were granted to eligible employees of the Company and its subsidiaries. The grant vested over two years, with one half vesting on the first two anniversary dates following the date of the grant and became fully vested in December 2004. No cash payment is required of the grantees for the shares and, once vested, the shares are no longer subject to forfeiture. A grantee is entitled to all rights of a shareholder of the Company during the time the shares are subject to forfeiture. The fair value of the grant was determined to be $21 calculated at $2.80 per share, being the market value of the shares on the date of the grant, and was amortized to income over the vesting period.
v.   Stock Appreciation Rights
      On October 13, 1999, the Board resolved to grant stock appreciation rights (“SARs”) to a key executive of 200,000 share units. A SAR is defined as the equivalent of one common share of the Company. The grant of the SARs entitles the grantee to receive cash payments from the Company as provided for in the SAR agreement. The SARs were granted at a grant price of $4.375 per SAR. As of the date of the award, the closing price of the Company’s common shares was $4.875 per share. The SARs became fully vested in October 2002. The SARs expire on October 12, 2009.

THE CRONOS GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands, except per share amounts)
      In accordance with SFAS 123, the compensation expense incurred in respect of SARs is estimated using the price of the Company’s common shares on the balance sheet date as a surrogate for the price on the date of exercise. A liability is created for the estimated compensation expense and is adjusted up or down at each balance sheet date for changes in the price of the Company’s stock. Compensation expense of $1,085 and $103 was recognized for the years ended December 31, 2004 and 2003, respectively. For the year ended December 31, 2002, a credit of $94 was recorded to compensation expense. No SARs were redeemed during the three years ended December 31, 2004.
Summary of Stock Option Activity Under All Plans

	For the Years Ended December 31,

	2004		2003		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding on January 1	980,504	$4.732	980,000	$4.733	920,000	$4.755
Granted	—	—	504	$3.577	60,000	$4.390

Outstanding on December 31	980,504	$4.732	980,504	$4.732	980,000	$4.733

Exercisable on December 31	913,918	$4.73	728,750	$4.71	543,750	$4.660

      For options outstanding at December 31, 2004, the exercise prices ranged from $3.58 to $5.25, and the weighted average remaining contractual life was 5.1 years.
      In the case of share grants where the exercise price to be paid was less than the quoted market price of the Company shares at the date of the grant, the Group has recognized compensation expense of $3, $12 and $29 during the years ended December 31, 2004, 2003 and 2002 respectively.
vi.  Fair Value Disclosures
      For the years ended December 31, 2003 and 2002, the exercise price for the options granted was less than the market value of the Company shares on the date of the grant. For such stock options, the weighted average exercise prices were $3.58 and $4.39 respectively, and the weighted average fair values were $1.25 and $2.03, respectively. No options were granted in 2004.
      The weighted average fair value of options was determined based on the Black-Scholes model, utilizing the following assumptions:

	2003	2002

Expected term in years	10	10
Risk free interest rate	3.8%	5.0%
Volatility	11.7%	11.5%
Dividends	0%	0%
18  Restricted retained earnings
      On an annual basis, Luxembourg law requires appropriation of an amount equal to at least 5% of net income to a legal reserve until such reserve equals 10% of the stated capital related to the outstanding common and preferred shares. This reserve is not available for dividends. At December 31, 2004 and 2003, the legal reserve exceeded the legal minimum by $378 and $357, respectively.

THE CRONOS GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands, except per share amounts)
19  Related party transactions
      The Group had the following transactions with related parties during the years ended December 31, 2004, 2003 and 2002, respectively:
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
      As described in Note 15 and Item 3 — “Legal Proceedings” herein, the Group has continued to pursue legal actions against Mr Palatin and completed the sale of the Amersham Estate in January 2005.
ii.   For the years ended December 31, 2004, 2003 and 2002, the Group sold $61,698, $42,360 and $18,800 of containers, respectively to the Joint Venture Program in which it holds a 50% equity interest. In addition, during the years ended December 31, 2003 and 2002, the Group transferred an additional $999 and $4,672 of containers as capital contributions, respectively. In the year ended December 31, 2002, the Group received a dividend of $1,375 from the Joint Venture Program.
iii.  The Group sold $3,239 of container equipment to a US Limited Partnership Program during the year ended December 31, 2004.
iv.  The Group has a 50% equity interest in an information technology company that was incorporated during 2004 and is located in India. During the year ended December 31, 2004, the Group paid the company $215 for software products and software development projects. The information technology company reported net income of $29 for the year ended December 31, 2004, and had total assets of $89 as at December 31, 2004.
20  Quarterly financial data (unaudited)

	1st	2nd	3rd	4th

2004 quarterly financial data
Total revenues	$34,036	$34,027	$35,348	$37,097
Net income	$789	$2,070	$2,036	$3,970
Basic net income per common share	$0.11	$0.29	$0.28	$0.54
Diluted net income per common share	$0.10	$0.27	$0.26	$0.51

	1st	2nd	3rd	4th

2003 quarterly financial data
Total revenues	$30,462	$30,510	$31,998	$33,293
Net income	$499	$419	$908	$2,364
Basic net income per common share	$0.06	$0.07	$0.12	$0.32
Diluted net income per common share	$0.06	$0.07	$0.12	$0.30

THE CRONOS GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands, except per share amounts)
CF LEASING LIMITED
Financial statements as of December 31, 2004 and 2003
and for the years ended December 31, 2004, 2003 and for the period
September 18, 2002 to December 31, 2002
and Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of CF Leasing Limited:
      We have audited the accompanying balance sheets of CF Leasing Limited (“the Company”) as of December 31, 2004 and 2003, and the related statements of income, cash flows and shareholders’ equity for the years ended December 31, 2004, 2003 and the period September 18, 2002 to December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years ended December 31, 2004, 2003 and the period September 18, 2002 to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
Reading, United Kingdom
March 14, 2005

CF LEASING LIMITED
BALANCE SHEETS
December 31, 2004 and 2003
(US dollar amounts in thousands)

	2004	2003

Assets
Cash and cash equivalents	$2,015	$1,370
Restricted cash	946	421
Amounts receivable from a related party	2,736	1,350
Net investment in direct financing leases, including amounts due within twelve months of $4,125 and $1,005 respectively	17,641	6,466
Container equipment, net of accumulated depreciation of $9,945 and $4,074 respectively	104,506	61,565
Other assets	2,701	1,159

Total assets	$130,545	$72,331

Liabilities and shareholders’ equity
Amounts payable to a related party	226	273
Other amounts payable and accrued expenses	256	76
Loan notes issued to affiliate and other parties	99,383	54,842

Total liabilities	99,865	55,191

Shareholders’ equity
Common shares, par value $1 per share (24,000 shares authorised, issued and outstanding)	24	24
Additional paid-in capital	21,319	14,169
Accumulated other comprehensive income (loss)	462	(162)
Accumulated surplus	8,875	3,109

Total shareholders’ equity	30,680	17,140

Total liabilities and shareholders’ equity	$130,545	$72,331

The accompanying notes are an integral part of these financial statements.

CF LEASING LIMITED
STATEMENTS OF INCOME
For the years ended December 31, 2004 and 2003 and for the period
September 18, 2002 to December 31, 2002
(US dollar amounts in thousands)

	2004	2003	2002

Container revenue	$14,042	$7,184	$1,619
Fees and other income	1,560	894	5

Total revenues	15,602	8,078	1,624

Depreciation	5,969	3,330	779
Selling, general and administrative expenses	164	90	10
Interest expense	3,703	1,660	224

Total expenses	9,836	5,080	1,013

Net income	5,766	2,998	611
Other comprehensive income (loss):
Change in fair value of interest rate swap agreements	624	(162)	—

Comprehensive income	$6,390	$2,836	$611

The accompanying notes are an integral part of these financial statements.

CF LEASING LIMITED
STATEMENTS OF CASH FLOWS
For the years ended December 31, 2004 and 2003 and for the period
September 18, 2002 to December 31, 2002
(US dollar amounts in thousands)

	2004	2003	2002

Cash flows from operating activities
Net income	$5,766	$2,998	$611
Adjustments to reconcile net income to net cash provided by operating activities:
- Depreciation	5,969	3,330	779
- Gain on disposal of fixed assets	(185)	(17)	(3)
- (Increase) decrease in amounts receivable
- related parties	(1,386)	(94)	(294)
- unrelated parties	1,020	(1,055)	(250)
- Increase (decrease) in amounts payable to unrelated parties
- related parties	(47)	82	29
- unrelated parties	180	48	28

Net cash provided by operating activities	11,317	5,292	900

Cash flows from investing activities
Purchase of container equipment	(49,644)	(38,253)	(18,862)
Investment in equipment acquired for direct financing leases	(12,760)	(5,689)	—
Proceeds from sales of container equipment	566	205	7

Net cash used in investing activities	(61,838)	(43,737)	(18,855)

Cash flows from financing activities
Proceeds from issuance of term debt	44,541	32,640	22,202
Dividends paid	—	—	(500)
Return to investors of capital contributions	—	—	(2,250)
Increase in restricted cash deposits	(525)	(201)	(220)
Additional paid in capital	7,150	6,099	—

Net cash provided by financing activities	51,166	38,538	19,232

Net increase in cash	645	93	1,277
Cash at beginning of year	1,370	1,277	—

Cash at end of year	$2,015	$1,370	$1,277

Supplementary disclosure of cash flow information:
Cash paid during the year for:
- interest	$3,380	$1,433	$188
- dividends	—	—	$2,750
Non-cash items:
- container equipment contributed as equity	—	$999	$7,753
- net investment in direct finance leases contributed as equity	—	—	$1,591
- container equipment transferred to direct finance leases	$353	—	—
- change in fair value of interest rate swap agreements	$624	$162	—
The accompanying notes are an integral part of these financial statements.

CF LEASING LIMITED
STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31, 2004 and 2003 and for the period
September 18, 2002 to December 31, 2002
(US dollar amounts in thousands)

			Accumulated
		Additional	other		Total
	Common	paid-in	comprehensive	Accumulated	shareholders’
	shares	capital	(loss) income	surplus	equity

Balance, September 18, 2002	$12				$12
Net income				611	611
Equity dividends paid				(500)	(500)
Shares issued	12	7,071			7,083

Balance, December 31, 2002	$24	$7,071		$111	$7,206
Capital contributions		7,098			7,098
Net income				2,998	2,998
Reduction in fair value of financial derivatives			(162)		(162)

Balance, December 31, 2003	$24	$14,169	$(162)	$3,109	$17,140
Capital contributions		7,150			7,150
Net income				5,766	5,766
Increase in fair value of financial derivatives			624		624

Balance, December 31, 2004	$24	$21,319	$462	$8,875	$30,680

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
      The Company has entered into a master lease agreement (the “Agreement”) with Cronos Containers (Cayman) Ltd (“CAY”), an affiliate of CEB, whereby CAY will manage the containers under specific guidelines provided for in the Agreement. Pursuant to the Agreement, CAY will perform or contract with its related party, Cronos Containers Limited (“CCL”) to perform all services related to operating and leasing the containers, including the leasing, managing and re-leasing containers to ocean carriers. The Agreement permits CCL to use the containers owned or leased by CAY, together with containers owned or managed by CCL and its affiliates, as part of a single fleet operated without regard to ownership. CAY, CEB and CCL are wholly owned subsidiaries of The Cronos Group.
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
      The Company finances the acquisition of marine cargo containers through equity contributions from FB Intermodal Finance and CEB and under a syndicated loan facility for which Fortis Bank (Nederland) N.V. (“Fortis”) acts as agent. FB Intermodal Finance and Fortis are ultimately equally owned by Fortis SA/ NV, a company incorporated in Belgium, and by Fortis N.V., a company incorporated in The Netherlands.
b)  Basis of accounting
      The Company’s accounting records are maintained in United States dollars and the financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).
      The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting period. The most significant estimates relate to the carrying value of equipment including estimates relating to depreciable lives, residual values and asset impairments. Actual results could differ from those estimates.
c)  Leases
      Operating leases. As mentioned under note 1a, the Company has entered into a master lease agreement with CAY, whereby CAY will contract with CCL to lease containers to ocean carriers, principally as lessor in operating leases. CCL leases-out containers to ocean carriers, under master leases, term leases and direct finance leases.

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
      The Company recognises container revenue based upon operating lease rentals from the operating lease agreements between CCL and its various lessees less direct operating expenses incurred by CCL and management fees due to CAY.
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
d)  Fees and other income
      This comprises income on direct financing leases, gains and losses resulting from the disposal of fixed assets and other income.
e)  Taxation
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

CF LEASING LIMITED
NOTES TO THE FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands)
h)  Asset impairment
      Container equipment is reviewed when changes in circumstances require consideration as to whether their carrying value has become impaired, pursuant to guidance established in SFAS No. 144 — “Accounting for the Impairment or Disposal of Long-Lived Assets”. Management considers assets to be impaired if the carrying value of the asset exceeds the future projected cash flows from related operations (undiscounted and without interest charges). When impairment is deemed to exist, the assets are written down to fair value or projected discounted cash flows from related operations. The Company evaluates future cash flows and potential impairment of its fleet by container type rather than for each individual container. Therefore, future losses could result for individual container dispositions due to various factors including age, condition, suitability for continued leasing, as well as geographic location of the disposal. Management also evaluates the period of amortisation to determine whether subsequent events and circumstances warrant revised estimates of useful lives. No impairment charge has been recorded for any of the periods presented in these financial statements.
i)  Fair value of financial instruments
      SFAS No. 107 — “Disclosures about Fair Value of Financial Instruments” requires the disclosure of fair value, to the extent practicable for financial instruments, which are recognised or unrecognised in the balance sheet. Fair value of the financial instruments disclosed in the balance sheet is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. For certain financial instruments, including cash and cash equivalents, and trade receivables and payables, it was assumed that the carrying amount approximated fair value because of the near term maturities of such instruments.
j)  Derivative financial instruments
      The Company accounts for derivative financial instruments in accordance with SFAS No. 133 — “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 was further amended by SFAS No. 149 — “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value and that changes in the fair value of derivatives are recorded each period in earnings or other comprehensive income, depending on the type of hedging instrument and the effectiveness of the hedges.
      The current risk management strategy of the Company involves the use of interest rate swap agreements that are designed to manage interest rate risks created by the Company’s variable interest rate loan facility. All such contracts are highly effective cash flow hedges since the terms of the interest rate swap agreements are substantially similar to the hedged loan agreements and the book values of the derivatives are adjusted to their fair market values at the end of each calendar quarter.
      The Company evaluates all derivative instruments each quarter to determine that they are highly effective. Any ineffectiveness is recorded in the statements of income.
k)  Translation of foreign currencies
      The majority of the Company’s revenue is denominated in US dollars as are a significant proportion of total costs, including container purchases. Accordingly, the functional currency of the Company is the US dollar, the currency in which the financial statements are prepared.
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
l)   Restricted cash
      Under the terms of the facility, the Company is required to hold a minimum balance on deposit in its restricted cash account. The minimum balance on the restricted cash account equates to one quarter of interest on the outstanding principal balance of the loan with Fortis. The account would be utilised in the event that adequate funds were not available to meet the scheduled debt service payments, or in order to pay fees in connection with the selection of a replacement manager in the event of a default that is not remedied.
2.   Net investment in direct financing leases
      The Company, as lessor, has entered into various leases of equipment that qualify as direct financing leases. The minimum future lease rentals under these direct financing leases, net of unearned income, are due as follows:

	Net Lease	Unearned Lease	Minimum Future
	Receivables	Income	Lease Rentals

December 31, 2004
2005	$4,125	$1,747	$5,872
2006	4,653	1,252	5,905
2007	4,812	715	5,527
2008	2,773	279	3,052
2009	1,278	42	1,320

Total	$17,641	$4,035	$21,676

3.   Container revenue
      Container revenue included $1,376, $1,000 and $344 of contingent revenue for the years ended December 31, 2004, and 2003, and for the period September 18, 2002 to December 31, 2002, respectively.
      As of December 31, 2004, the minimum container rentals receivable in future years on term operating leases were:

2005	$14,651
2006	13,571
2007	11,215
2008	7,806
2009	3,023
2010 and thereafter	316

Total	$50,582

CF LEASING LIMITED
NOTES TO THE FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands)
4.   Container equipment

Cost
Balance, December 31, 2002	$26,610
Additions	39,252
Disposals	(223)

Balance, December 31, 2003	65,639
Additions	49,644
Disposals	(832)

Balance, December 31, 2004	$114,451

Accumulated depreciation
Balance, December 31, 2002	$779
Depreciation expense	3,330
Disposals	(35)

Balance, December 31, 2003	4,074
Depreciation expense	5,969
Disposals	(98)

Balance, December 31, 2004	$9,945

Book value
December 31, 2004	$104,506

December 31, 2003	$61,565

5.   Other assets
      Other assets include the following items:

	2004	2003

Unamortised loan origination fees	$2,227	$1,156
Other	474	3

Total	$2,701	$1,159

6.   Debt
      In June 2004, the Company amended its revolving line of credit and increased the maximum commitment of the lenders from $80,000 to $150,000. The Company agreed to extend the facility by a year and agreed to amortise the balance outstanding, as of June 15, 2005, over eight years. As of December 31, 2004, $99,383 was outstanding under the facility. The unused portion is available to fund the acquisition of container equipment and may require a cash contribution from each of the Company’s equity holders of up to 10% of the cost of the new container. The rate of interest on this facility is based on an adjusted London Inter Bank Offered Rate (“Libor”) plus a margin. The size of the margin is dependent on the length of time the facility has been in use and on the amount outstanding. The terms of the facility require the Company to enter into interest rate swap agreements (see note 7) to convert floating interest rates into fixed rates and thereby manage its exposure to fluctuations in future interest rates. Amounts due under this facility are secured against

CF LEASING LIMITED
NOTES TO THE FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands)
container equipment. At December 31, 2004 and 2003 the Company had collateralised equipment at a cost of $141,746 and $78,926, respectively against its debt. The average interest rate under this facility was 3.6% and 3.1% for the year ended December 31, 2004, and 2003, respectively. At December 31, 2004, the fair value of the facility approximated the carrying value. The estimate of fair value was based on borrowing rates currently available to the Company for debt with similar terms.
      The Company has issued loan notes to Fortis and to other banks under this loan facility for which Fortis acts as agent. The amount outstanding under the loan notes held by Fortis was $34,291 and $28,260 at December 31, 2004 and 2003, respectively.
      Debt is comprised of:

			Interest Rate % at
	2004	2003	December 31, 2004/ 2003

Floating rate debt	$22,077	$12,697	3.4/2.7
Fixed rate debt (see note 7)	77,306	42,145	3.8-5.7/3.8-5.1

Total debt	$99,383	$54,842

      As of December 31, 2004, the annual maturities of debt were:

2005	$9,384
2006	9,557
2007	10,951
2008	11,947
2009	11,947
2010 and thereafter	45,597

Total	$99,383

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
      As of December 31, 2004, the Company had entered into eleven interest rate swap agreements with a financial institution for which the notional balance was $77,306. These agreements are used by the Company to manage interest rate risks created by its variable interest rate loan facility. These agreements terminate at various dates during the period 2006 to 2011. The Company has concluded that these agreements perfectly match the interest payments due on the loan facility to which they relate, and are therefore considered perfect hedges.

CF LEASING LIMITED
NOTES TO THE FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands)
      At December 31, 2004, the unrealised gain on these cash flow hedges of $462 was recorded as other comprehensive income. Management estimates that approximately $143 of the accumulated other comprehensive income will be reclassified into the statement of income within the next twelve months.
8.   Related party transactions
      The Company had the following transactions with related parties during the year ended December 31, 2004, and 2003, respectively:

	2004	2003

Container acquisitions:
- CAY	$61,698	$39,470
- CEB	—	4,609
      During the years ended December 31, 2004, and 2003, and for the period September 18, 2002 to December 31, 2002 the statements of income of the Company included the following transactions with related parties:

	2004	2003	2002

Container revenue earned from CAY	$14,042	$7,184	$1,619
Fortis interest expense (acting as agent for the loan facility)	3,703	1,660	224
10. Amounts receivable from a related party
      The Company had amounts receivable for container revenue from CAY of $2,736 and $1,350 at December 31, 2004 and 2003, respectively.
11. Amount payable to a related party
      In addition to the loan notes payable to Fortis, the Company had amounts payable to Fortis for interest expense of $226 and $273 at December 31, 2004 and 2003, respectively.