Form 10-Q
period 2005-03-31
CRONOS GROUP
filed 2005-05-13
CIK 919869

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                      to

Commission file number: 0-24464

THE CRONOS GROUP

(Exact name of Registrant as specified in its charter)

LUXEMBOURG	NOT APPLICABLE
(State or other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5, Rue Guillaume Kroll, L-1882 LUXEMBOURG
(Address of principal executive offices)(zip code)

Registrant’s telephone number, including area codes:
(352) 481 828

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☑

     The number of Common Shares outstanding as of May 13, 2005 :

Class	Number of Shares Outstanding

Common	7,329,602

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

     This financial information reflects, in the opinion of management, all adjustments necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

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

The Cronos Group

(US dollar amounts in thousands, except per share amounts)

Condensed Unaudited Consolidated Statements of Income

	Three Months Ended
	March 31,
	2005	2004
Gross lease revenue	$34,004	$30,903
Equipment trading revenue	135	2,576
Commissions, fees and other income:
- Related parties	187	223
- Unrelated parties	875	334
Gain on settlement of litigation	1,333	—

Total revenues	36,534	34,036

Direct operating expenses	4,552	7,008
Payments to Managed Container Programs:
- Related parties	8,188	6,490
- Unrelated parties	9,069	7,952
Equipment trading expenses	127	2,296
Depreciation and amortization	4,592	4,294
Selling, general and administrative expenses	5,793	4,242
Interest expense	1,521	1,154
Recovery of amount payable to a Managed Container Program	(703)	—

Total expenses	33,139	33,436

Income before income taxes and equity in earnings of affiliate	3,395	600
Income taxes	(509)	(343)
Equity in earnings of unconsolidated affiliate	743	532

Net income	3,629	789

Other comprehensive income (loss):
- change in fair value of forward exchange contracts, net of tax	—	271
- change in fair value of derivatives held by affiliate, net of tax	619	(237)

Comprehensive income	$4,248	$823

Basic net income per common share	$0.50	$0.11

Diluted net income per common share	$0.46	$0.10

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

The Cronos Group

(US dollar amounts in thousands, except per share amounts)

Condensed Unaudited Consolidated Balance Sheets

	March 31,	December 31,
	2005	2004
Assets
Cash and cash equivalents	$11,340	$17,579
Restricted cash	1,073	1,489
Amounts due from lessees, net	25,712	25,136
Amounts receivable from Managed Container Programs	2,559	3,386
New container equipment for resale	26,339	17,116
Net investment in direct financing leases	8,293	7,382
Investments in unconsolidated affiliates	17,379	15,364
Container equipment, net	168,298	166,584
Other equipment, net	1,015	963
Goodwill, net	11,038	11,038
Other intangible assets, net	486	533
Related party loan receivable	—	1,280
Other assets	3,386	3,899

Total assets	276,918	$271,749

Liabilities and shareholders’ equity
Amounts payable to Managed Container Programs	$22,686	$22,034
Amounts payable to container manufacturers	37,286	27,838
Direct operating expense payables and accruals	4,076	5,592
Other amounts payable and accrued expenses	6,097	8,810
Debt and capital lease obligations	121,989	127,953
Current and deferred income taxes	3,417	3,238
Deferred income and unamortized acquisition fees	6,684	5,925

Total liabilities	202,235	201,390

Shareholders’ equity
Common shares issued (7,398,602; 7,381,349 shares)	14,797	14,763
Additional paid-in capital	45,400	45,358
Common shares held in treasury (112,000 shares)	(297)	(297)
Accumulated other comprehensive income	849	230
Restricted retained earnings	1,832	1,832
Retained earnings	12,102	8,473

Total shareholders’ equity	74,683	70,359

Total liabilities and shareholders’ equity	$276,918	$271,749

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

The Cronos Group

(US dollar amounts in thousands, except per share amounts)

Condensed Unaudited Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2005	2004
Net cash provided by operating activities	$6,626	$5,588

Cash flows from investing activities
Purchase of container and other equipment	(9,012)	(11,937)
Investment in unconsolidated affiliate	(652)	(139)
Investment in equipment acquired for direct financing lease	(125)	—
Proceeds from sales of container and other equipment	2,685	6,238

Net cash used in investing activities	(7,104)	(5,838)

Cash flows from financing activities
Proceeds from issuance of term debt	2,355	11,929
Repayments of term debt and capital lease obligations	(9,449)	(10,506)
Dividend paid	(363)	(145)
Recovery of related party loan	1,280	—
Restricted cash	416	—

Net cash (used in) provided by financing activities	(5,761)	1,278

Net (decrease) increase in cash and cash equivalents	(6,239)	1,028
Cash and cash equivalents at beginning of period	17,579	8,432

Cash and cash equivalents at end of period	$11,340	$9,460

Supplementary disclosure of cash flow information:
Cash paid during the period for:
- interest	$1,468	$954
- income taxes	404	371
Cash received during the period for:
- interest	842	9
- income taxes	271	—
Non-cash activities:
- container equipment acquired under capital lease	721	268
- container equipment transferred to direct financing leases	952	—
- direct finance lease equipment acquired under capital lease	532	—

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

The Cronos Group

(US dollar amounts in thousands, except per share amounts)

Consolidated Unaudited Statement of Shareholders’ Equity

Three months ended March 31, 2005

				Accumulated
		Additional	Common	other	Restricted		Total
	Common	paid-in	shares held	comprehensive	retained	Retained	shareholders’
	shares	capital	in treasury	income	earnings	earnings	equity
Balance, December 31, 2004	$14,763	$45,358	$(297)	$230	$1,832	$8,473	$70,359
Net income						3,629	3,629

Issue of common shares	34	42					76
Other comprehensive income				619			619

Balance, March 31, 2005	$14,797	$45,400	$(297)	$849	$1,832	$12,102	$74,683

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

2. Stock-Based Compensation

     The Group has adopted disclosure requirements under the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123 — “Accounting for Stock-Based Compensation” (“SFAS 123”) and SFAS No. 148 — “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”), but continues to account for stock-based compensation under Accounting Principles Board Opinion (“APB”) No. 25 — “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, compensation expense is measured as the amount by which the quoted market price of the stock at the date of the grant or award exceeds the exercise price, if any, to be paid by an employee and is recognized as expense over the period in which the related services are performed. In accordance with SFAS 123, the Company discloses the fair value of its stock options, which is calculated based on the Black Scholes option-pricing model.

     If the stock options had been accounted for under a fair value based method of accounting, the impact on the Group’s net income and net income per share would have been as follows:

	Three Months Ended
	March 31,
	2005	2004
Net income:
- as reported	$3,629	$789
- add stock-based compensation expense included in reported net income, net of related tax effects	—	1
- deduct stock-based compensation expense computed in accordance with SFAS 123, net of tax effects	—	(12)

- pro forma	$3,629	$778

Basic net income per share:
- as reported	$0.50	$0.11

- pro forma	$0.50	$0.11

Diluted net income per share:
- as reported	$0.46	$0.10

- pro forma	$0.46	$0.10

The Cronos Group

(US dollar amounts in thousands, except per share amounts)

3. Operating segment data

     All revenues and expenses that are specifically identifiable to the containers within each reportable segment have been allocated to that segment and individual product revenues have been aggregated within the reportable segments. Prior to December 2004, the US Limited Partnership Programs segment and the Joint Venture Program segment were combined in a single reportable segment, Container Equity Programs, in accordance with the aggregation criteria of SFAS No. 131 – “Disclosure about Segments of an Enterprise and Related Information” (“SFAS 131”). At December 31, 2004, the Joint Venture Program exceeded the 10% revenue threshold of SFAS 131 and accordingly was reported as a separate segment. Corresponding items of segment information have been restated for the first quarter of 2004.

Segment information is provided in the tables below:

	US
	Limited	Joint	Private
	Partnership	Venture	Container	Owned
	Programs	Program	Programs	Containers	Total
Three months ended March 31, 2005
Items directly attributable to segments:
- gross lease revenue	$6,160	$4,990	$11,861	$10,993	$34,004
- direct operating expenses	(863)	(351)	(1,825)	(1,513)	(4,552)

net lease revenue	5,297	4,639	10,036	9,480	29,452
- direct financing lease income	—	—	—	353	353
- payments to Managed Container Programs	(3,971)	(4,217)	(9,069)	—	(17,257)
- container depreciation	—	—	—	(4,484)	(4,484)
- container interest expense	—	—	—	(1,606)	(1,606)

Segment profit	$1,326	$422	$967	$3,743	$6,458

Segment assets at end of period	$7,422	$23,419	$11,959	$234,118	$276,918

	US
	Limited	Joint	Private
	Partnership	Venture	Container	Owned
	Programs	Program	Programs	Containers	Total
Three months ended March 31, 2004
Items directly attributable to segments:
- gross lease revenue	$6,534	$3,277	$11,332	$9,760	$30,903
- direct operating expenses	(1,836)	(295)	(3,060)	(1,817)	(7,008)

net lease revenue	4,698	2,982	8,272	7,943	23,895
- direct financing lease income	—	—	—	382	382
- payments to Managed Container Programs	(3,760)	(2,730)	(7,952)	—	(14,442)
- container depreciation	—	—	—	(4,194)	(4,194)
- container interest expense	—	—	—	(1,124)	(1,124)

Segment profit	$938	$252	$320	$3,007	$4,517

Segment assets at end of period	$9,776	$12,515	$13,645	$207,199	$243,135

The Cronos Group

(US dollar amounts in thousands, except per share amounts)

Reconciliation of profit for reportable segments to income before income taxes and equity in earnings of unconsolidated affiliate:

	Three Months Ended
	March 31,
	2005	2004
Segment profit	$6,458	$4,517
Equipment trading revenue	135	2,576
Unallocated commissions, fees and other operating income	661	158
Gain on settlement of litigation	1,333	—
Other interest income	48	17
Equipment trading expenses	(127)	(2,296)
Amortization of intangible assets	(47)	(47)
Non container depreciation	(61)	(53)
Selling, general and administrative expenses	(5,793)	(4,242)
Non container interest credit (expense)	85	(30)
Recovery of amount payable to a Managed Container Program	703	—

Income before income taxes and equity in earnings of affiliate	$3,395	$600

	Three Months Ended
	March 31,
	2005	2004
Reconciliation to total revenues:

Revenues directly attributable to segments:
- gross lease revenue	$34,004	$30,903
- direct financing lease income	353	382

	34,357	31,285

Other revenues:
- equipment trading revenue	135	2,576
- unallocated commissions, fees and other operating income	661	158
- gain on settlement of litigation	1,333	—
- other interest income	48	17

Total revenues	$36,534	$34,036

The Cronos Group

(US dollar amounts in thousands, except per share amounts)

4. Earnings per common share

     The components of basic and diluted net income per share were as follows:

	Three Months Ended
	March 31,
	2005	2004
Net income available for common shareholders	$3,629	$789

Average outstanding shares of common stock	7,282,098	7,260,080
Dilutive effect of:
- 1998 stock option	183,747	69,221
- warrants	—	44,916
- 1999 stock option plan	273,640	50,640
- non-employee directors’ equity plan	179,866	139,603

Common stock and common stock equivalents	7,919,351	7,564,460

Basic net income per share	$0.50	$0.11

Diluted net income per share	$0.46	$0.10

     On February 4, 2005, 200,000 warrants to purchase 200,000 common shares of the Company were cancelled in connection with the restructuring of a debt facility.

5. Amounts receivable from Managed Container Programs

     Amounts receivable from Managed Container Programs include amounts due from related parties of $2.3 million and $3.4 million at March 31, 2005 and December 31, 2004, respectively.

The Cronos Group

6. Investments in unconsolidated affiliates

     Investments take two primary forms:

     Under the first form, the investments comprise the Group’s equity interests as a general partner in nine US Limited Partnership Programs. In accordance with FASB Interpretation No. 46 Revised – “Consolidation of Variable Interest Entities (“FIN 46R”), the Company has determined that the nine Limited Partnerships qualify as variable interest entities. In each case, the Company has concluded that neither the Company, nor any of its subsidiaries, is the primary beneficiary of any US Limited Partnership Program.

     The partnerships are all California Limited Partnerships managed by Cronos Capital Corp., a subsidiary of the Company. Since 1979, seventeen public limited partnerships raised over $480 million from over 37,000 investors. Eight of the original seventeen partnerships have now been dissolved.

     These general partner investments are accounted for using the equity method. In the case of each program, the investment from the Group comprises a nominal general partner capital contribution of $1, representing total Cronos contributions of $9. Earnings in respect of the equity in the interests in the US Limited Partnership Programs attributable to the $1 general partner capital contribution were immaterial at March 31, 2005 and December 31, 2004, respectively, and were reported as a component of “Payments to Managed Container Programs” rather than “Equity in earnings of unconsolidated affiliates” due to their immateriality.

     The objectives of the partnerships are to invest in marine cargo containers to generate a continuing income for distribution to the limited partners, and to realize the residual value of the container equipment at the end of its useful economic life or upon the dissolution of the individual partnerships. At March 31, 2005 and December 31, 2004, respectively, the US Limited Partnership Programs had total assets of $101.8 million and $107.3 million, and total liabilities of $2.9 million and $3.3 million. The general partner is indemnified by the partnerships for any liabilities suffered by it arising out of its activities as general partner, except in the case of misconduct or negligence. As a limited partnership, the limited partners may not be assessed for additional capital contributions and it is possible that the general partner could be liable if the assets of the partnerships are not sufficient to pay their liabilities. However, the Group considers that the risk of any such loss is not material. Therefore, the maximum exposure for Cronos to losses as a result of its involvement with the US Limited Partnership Programs at March 31, 2005 and December 31, 2004, was $2.2 million and $3.1 million, respectively, representing the total amount due for management fees and other items from the partnerships.

     Under the second form, the Group has a 50% equity investment in an entity known as the Joint Venture Program or CF Leasing Limited. The Joint Venture Program is a container purchase entity that was established in 2002 to acquire and lease marine cargo containers to third parties. It is a bankruptcy-remote, special purpose entity organized under the laws of Bermuda. Its objective is to generate income for distribution to the equity holders or for reinvestment in additional equipment and to realize the residual value of the container equipment at the end of its useful economic life. The Joint Venture Program is accounted for using the equity method. The Group has determined that the Joint Venture Program is not a variable interest entity as defined by FIN 46R. At March 31, 2005 and December 31, 2004 respectively, the Joint Venture Program had total assets of $143 million and $130.5 million, and total liabilities of $108.6 million and $100.2 million. For the three month periods ended March 31, 2005 and 2004, the Joint Venture Program reported net income of $1.5 million and $1.1 million, respectively. At March 31 2005 and December 31, 2004, respectively, the carrying value of the Group’s investment in the Joint Venture Program approximated its underlying equity in the net assets of the program. The maximum exposure for Cronos to losses as a result of its involvement with the Joint Venture Program at March 31, 2005 and December 31, 2004, was $17.5 million and $15.5 million, respectively, representing the total of its equity investment in the Joint Venture Program and the management fees due to Cronos from the program. At March 31, 2005 and December 31, 2004, the retained earnings of the Group represented by unremitted retained earnings of the Joint Venture Program were $6 million and $4.7 million, respectively.

The Cronos Group

7. Container equipment

     Container equipment is net of accumulated depreciation of $121.3 million and $128 million at March 31, 2005 and December 31, 2004, respectively.

     The Group reviews the carrying value of its Owned Container equipment when changes in circumstances require consideration as to whether the carrying value of the equipment may have become impaired, pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Management considers assets to be impaired if the carrying value of the asset exceeds the future projected cash flows from use and eventual disposition (undiscounted and without interest charges). When impairment is deemed to exist, the assets are written down to fair value. The Group periodically evaluates future cash flows and potential impairment of its fleet by container type rather than for each individual container. Therefore, future losses could result for individual container dispositions due to various factors including age, condition, suitability for continued leasing, as well as geographic location of the containers. In addition, management judgment is required in estimating future cash flows from container operations. Accordingly, the estimates may not be indicative of the amounts that may be realized in future periods.

8. Hedging transactions and derivative financial instruments

     The purpose of Cronos’ foreign currency hedging activities is to reduce the risk that transactions that are denominated in non US dollar currencies will be affected by adverse exchange rate movements between the US dollar and the sales transaction currency. During the three months ended March 31, 2004, $0.1 million after taxes was credited to other comprehensive income representing the increase in the fair value of forward contracts. In addition, $0.2 million was reclassified from other comprehensive income to equipment trading revenue on the contracted sales agreement performance dates. The estimate of fair value was based on the estimated replacement cost of each hedge. The final forward contract expired in June 2004.

9. Amounts payable to Managed Container Programs

     Amounts payable to Managed Container Programs include amounts payable to related parties of $12.6 million and $11.7 million at March 31, 2005 and December 31, 2004, respectively.

10. Debt and capital lease obligations

     Debt and capital lease obligations are secured by container equipment and include amounts due within twelve months of $10.1 million and $13.8 million at March 31, 2005 and December 31, 2004, respectively. Interest rates under these facilities range from 3.9% to 6.4%, and they extend to various dates through to 2014.

     All of the debt and capital lease facilities involve agreements between subsidiaries of the Company and financial institutions. The Company has provided parent company guarantees for $69.2 million of the outstanding debt and capital facilities which provide that, in the event of a default by the subsidiary, the Company will pay all amounts due under the agreements as they fall due. Based on March 2005 interest rates, the maximum potential amount of future payments for the guaranteed debt and capital lease facilities is $86.3 million. At March 31, 2005, the fair value of the facilities exceeded the carrying value by $0.1 million. The estimate of fair value was based on borrowing rates currently available to the Group for debt with similar terms and average maturities. The debt and capital lease facilities are secured by container equipment. The Group receives free and clear title to the collateralized container equipment once all payments due under a facility have been made. In the event that the Group cannot make the payments due under a debt or capital lease obligation facility, the financial institutions are entitled to recover the collateralized equipment and either use the related cash flows or sell the equipment and take the sale proceeds to discharge outstanding obligations of the Company. The Company considers that the cash flows and / or sales proceeds generated by the collateralized equipment would be sufficient to cover outstanding obligations.

The Cronos Group

     11. Commitments and contingencies (to be read in conjunction with Note 15 to the Company’s 2004 consolidated financial statements on Form 10-K).

i. Commitments

At March 31, 2005, the Group had outstanding orders to purchase $16.1 million of container equipment.

ii. Parent Guarantee under Agreements with Private Container Programs

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

     At each financial statement date, the amounts due under each agreement are recorded as a liability and disclosed under amounts payable to Managed Container Programs. The amount payable at March 31, 2005, was $4.5 million. The terms of the guarantees generally obligate the Company to ensure payments and other obligations of the subsidiary companies are performed on a timely basis and in accordance with the terms of the agreement.

     The agreements with the Private Container Programs expire between 2005 and 2015. Should a default occur, the Company would be required to make the contracted payments on behalf of the subsidiary companies over the remaining term of the agreements or until such time as the default was remedied. Based on the $4.5 million earned by the Private Container Programs for the first quarter of 2005, the Company estimates that the maximum amount of future payments would be $72.7 million. The fair value of the estimated amount of maximum future payments is $61.5 million.

iii. Guarantees under fixed non-cancellable operating leases

     Certain subsidiaries of the Group have fixed operating lease agreements for container equipment with Private Container Programs. The Company has provided parent company guarantees for the $26.8 million of minimum future lease payments outstanding under these agreements at March 31, 2005. The agreements provide that, in the event of a default by the subsidiary, the Company will pay all amounts due under the agreements as they fall due. The agreements contain purchase options which allow the Group to acquire the containers after a period of ten years. As of March 31, 2005, the future minimum annual lease payments under the non-cancellable operating leases were:

US dollar amounts in thousands
April 1 to December 31, 2005	$3,997
2006	5,193
2007	2,557
2008	2,557
2009	2,557
2010 and thereafter	9,945

Total	$26,806

The Cronos Group

iv. Agreements with Private Container Programs – early termination options

     Approximately 65% (based on original equipment cost) of the agreements with Private Container Programs contain early termination options, whereby the container owner may terminate the agreement if certain performance thresholds are not achieved. At March 31, 2005, approximately 42% (based on original equipment cost) of total agreements with Private Container Programs were eligible for early termination. Cronos believes that early termination of these agreements by the Private Container Programs is unlikely.

v. Agreements with Private Container Programs – change of control provisions

     Approximately 60% (based on original equipment cost) of the agreements with Private Container Programs provide that a change in ownership of the Group, without the prior consent of the container owner, may constitute an event of default under the agreement. In substantially all of these agreements, the consent of the container owners may not be unreasonably withheld. In the event that consent is not obtained, 36% of total agreements may require the Group to transfer possession of the equipment to another equipment manager. Such transfer of possession may result in the Group incurring certain costs. The remaining 24% of total agreements can elect for the Group to purchase the equipment pursuant to the terms of their respective agreements, generally a stipulated percentage (determined by age of the equipment) of the original cost of the equipment.

vi. Sale of Amersham Estate

     In 2003, the Group secured two judgments against Stefan M. Palatin, a former chairman of the Group, from the UK courts aggregating approximately $2.3 million, and secured two charging orders (the “Cronos Charging Orders”), in the nature of liens, to enforce the judgments against Mr. Palatin’s beneficial interest in an estate located in Amersham, England (the “Amersham Estate”). The first charging order secured by Cronos was in respect of the remaining balance, and related interest, owed under a loan note by Mr. Palatin. The Group had established a reserve against for the principal balance of $1.280 million in prior years. The second charging order was secured in respect of additional amounts owed by Mr. Palatin for which the Group had not recorded a receivable.

     The Group brought an action (the “Foreclosure Action”) in the UK courts seeking to foreclose the Cronos Charging Orders and obtain an order of sale for the Amersham Estate to satisfy the judgments secured against Mr. Palatin. On June 25, 2004, the High Court of Justice, London, entered its order, upon the application of the Group, granting the Group possession of the Amersham Estate, and directing that the Estate be sold and the net proceeds of sale applied in satisfaction of the Cronos Charging Orders, aggregating $2.3 million. The Court also awarded the Group interest on this sum from July 8, 2003 and costs. On December 17, 2004, the Group entered into a contract of sale for the Amersham Estate.

     In December 2004, the Group conducted a review of the amount due under the loan note and concluded that it was recoverable. Accordingly, the $1.280 million provision that had previously been recorded against the principal balance of the loan note was reversed and the receivable reinstated.

     In addition, the Group conducted a review of the remaining proceeds of $1.333 million expected on the sale of the Amersham Estate, comprising the second charging order and interest due in connection with the first and second charging orders, and concluded that as these items represented contingent gains, they should not be recognized until the consummation of the sale of the Amersham Estate and the settlement of all contingencies requisite to the distribution of funds to the Group.

     The sale of the Amersham Estate was completed in January 2005 and the Group received $3.220 million in respect of the Cronos Charging Orders, related interest and costs. This receipt included $1.280 million in respect of the repayment of the outstanding loan note, $1.333 million in respect of the contingent gains and $0.607 million in respect of the costs that had been awarded to the Group.

     Accordingly, a $1.333 million gain was recognized in the first quarter of 2005 on the completion of the sale of the property and on the distribution of the amounts due to Cronos.

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

     The terms of the Settlement Agreement detailed the payment dates for amounts totalling $3.5 million to Contrin. Cronos calculated that the present value of the total $3.5 million future cash payments under the Settlement Agreement, discounted using an appropriate risk-free interest rate, was $3.3 million and has charged interest to the Company’s income statement over the period for performance of the Settlement Agreement using the effective interest rate method. In accordance with the terms of the Settlement Agreement, the Group has made payments aggregating $2.613 million to Contrin comprising installment payments of $0.550 million and a further payment of $2.063 million in February 2005 from the proceeds of the Amersham Estate.

     In the first quarter of 2005, an agreement was reached among the Group, Contrin and the liquidator of Transocean Equipment Manufacturing and Trading Limited (“TOEMT”) under the terms of which, Contrin will be allocated surplus proceeds from the sale of the Amersham Estate in an amount sufficient to fully discharge the Group’s remaining payment obligations to Contrin under the Settlement Agreement. This agreement was subject to Court approval. On April 11, 2005, the court entered its order approving the February settlement. Accordingly, the Group’s financial obligations to Contrin under the Settlement Agreement have now been fully discharged and a $0.7 million provision that had previously been recorded against the Settlement Agreement was reversed to the income statement in the first quarter of 2005.

viii. TOEMT

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

     The Group turned over the set-aside distributions (amounting to approximately $1.3 million) to the liquidator in December 2003. As of December 31, 2004, only nine (9) containers remained in the portfolio of containers managed by the Group for TOEMT. As part of the February 25, 2005 settlement agreement described above, the Group agreed to purchase the remaining nine containers, effective January 1, 2005. In return, the liquidator of TOEMT has agreed to drop claims with respect to the turnover of the $1.3 million and the Group’s management of containers for TOEMT.

     As disclosed in, Part II Item 1 – “Legal Proceedings”, on December 13, 2004, the liquidator filed an “ordinary application” (in the nature of a complaint) in the UK High Court of Justice against the Group and two of its subsidiaries, Cronos Containers N.V. and Cronos Containers (Cayman) Limited.

     The Group believes the liquidator’s claims are wholly without merit, and intends to vigorously defend them. The estimate of possible losses ranges from nil to $55 million.

The Cronos Group

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

   General

     The Group generates revenues by leasing to ocean carriers marine containers that are owned either by Managed Container Programs, comprising US Limited Partnership Programs, the Joint Venture Program and Private Container Programs, or by the Group itself — Owned Containers. These leases, which generate most of the Group’s revenues, are generally operating leases.

     All containers, whether owned or managed, are operated as part of a single fleet. The Group has discretion over which ocean carriers, container manufacturers and suppliers of goods and services it deals with. Since the Group’s agreements with the owners of Managed Container Programs contain leases within the scope of SFAS No. 13 — “Accounting for Leases” (“SFAS 13”), they are accounted for in the Group’s financial statements as leases under which the container owners are lessors and the Group is lessee. In the first three months of 2005, 94% of payments to owners of Managed Container Programs represented agreements which generally provided that the amounts payable to container owners were based upon the rentals to ocean carriers after deducting direct operating expenses and the income earned by Cronos for managing the equipment. The remaining 6% of payments to Managed Container Programs represented agreements under which there were fixed payment terms. Minimum lease payments on the agreements with fixed payment terms are included in Note 11 to the condensed unaudited consolidated financial statements herein.

The Cronos Group

     Market Overview

     During the first quarter of 2005, the market for leased containers remained strong, with Cronos able to achieve the highest first quarter utilisation levels in the Company’s history. Traditionally, leasing company’s experience some slowdown in demand in the first quarter of a year as shipping lines reduce their activity during Chinese New Year holidays, and Cronos did see a slight reduction in demand from the previous quarter. Shipping lines in 2005 are reporting better success at moving their container equipment into demand locations, which has resulted in a better balance between shipping line requirements and leasing company availability. This is set against a background of unprecedented activity throughout 2004 when demand often exceeded supply.

     Overall, the utilization rates for leased containers remain at historically high levels and demand remains strong for all container types. The following table summarizes the combined utilization of the Cronos container fleet at each of the dates indicated (based on approximate original equipment cost).

	March 31,	December 31,	March 31,
	2005	2004	2004
Utilization of Cronos container fleet	93%	94%	90%

     In 2004, global container trade experienced strong growth for the third successive year and the majority of the leading shipping lines reported earnings growth. This was due primarily to the pace of growth in the volume of trade between China and other countries.

     Off-hire inventories of containers declined throughout the world in 2004 as shipping lines employed more leased containers to meet the growth in containerised trade. At March 31, 2005, Cronos’ inventories of off-hire containers were 20% lower than at the same time in 2004. This decline in inventories has resulted in substantial decreases in storage expenses. Declining inventories have also contributed to an increase in the proceeds realized on the sale of used containers, as fewer containers are available to meet the demand of buyers. Cronos will continue to dispose of off-hire inventories in locations where sales prices equal or exceed internal economic targets, and Cronos expects the rate of disposals to increase in 2005 if the leasing market shows signs of a significant slowdown.

     Based on current forecasts for world trade growth and predictions from industry analysts that demand will remain strong in 2005, Cronos does not expect a significant decline in utilization rates in 2005.

     The increased volume of trade in recent years resulted in shortages of both containership and container capacity. Shipping lines have embarked on a major program of new ship building and the total world order book is at record levels for new containerships that will be delivered in 2005 and 2006. Based on current orders, it is predicted that the capacity of the world’s containership fleet will exceed 10 million TEU by the end of 2007 compared to less than 7 million TEU at the beginning of 2004.

     The strong increase in trade volumes in recent years has led to increasing port and railroad congestion in certain locations, particularly in the US and Europe. This has increased the turnaround time for containerships and containers, and further reduced the amount of available capacity.

     In the first quarter of 2005, Cronos experienced a strong demand for new containers, and was able to take delivery of $40 million of new equipment, of which approximately 74% has been committed to initial leases. Leasing companies have reported that the increase in activity following Chinese New Year has been slower than in 2004, and as a result the total level of new dry cargo container inventories in China is higher than expected. Cronos will monitor industry inventories of new dry cargo containers to determine if there are any potential market implications. Currently, Cronos expects to continue to place orders for new equipment, across all product types, throughout 2005 in order to keep pace with customer demands.

The Cronos Group

     The current price for a new twenty-foot dry cargo container is approximately $2,250 compared to a price of $2,000 in the first quarter of 2004. Manufacturers indicate that there is unlikely to be a major reduction in the price of new containers in the near future due to the recent increase in the price of steel and raw materials such as iron ore. Accordingly, although container prices may fluctuate in the near term, the long-term outlook for container prices continues to show an inflationary bias tied to energy costs, steel prices and interest rates. Cronos has booked sufficient production space with the container manufacturers to meet its current requirements.

     The Group has not undertaken any major repositioning moves since the first calendar quarter of 2004, due primarily to the shortage of containership slot capacity. If suitable carriers can be sourced, the Group will reposition off-hire equipment from the US east coast in 2005 in order to take advantage of the strong demand for containers in the Asian trade routes. The objective of each move is to improve future profitability, as savings in storage expense and increased future lease revenues should exceed the once-off cost of repositioning the containers.

     Item 1 – “Business” in the Company’s 2004 Form 10-K for a detailed description of the principal risks that attend the Company and its business.

The Cronos Group

Review of Cronos Operations

          Container Fleet

          Of the $40 million of new container equipment added to the Cronos fleet in the first quarter of 2005, $23 million was acquired for the Joint Venture Program, $11 million was acquired for Owned Container operations and $6 million was acquired for Private Container Programs.

          Dry cargo containers accounted for 55% of the $40 million new container investment, tank containers for 20%, refrigerated containers for 14% and dry freight specials for 11%.

	Cronos Fleet (in TEU thousands) at,
	March 31,	December 31,	March 31,
	2005	2004	2004
US Limited Partnership Programs	84.0	86.4	92.2
Joint Venture Program	73.3	68.2	40.8
Private Container Programs	163.7	161.1	166.6
Owned Containers	125.7	123.6	115.4

Total Fleet	446.7	439.3	415.0

          The Group operates a diversified fleet of containers. Specialized containers, comprising refrigerated containers, tanks and dry freight specials, accounted for 48% of the Cronos owned fleet (based on original equipment cost) at March 31, 2005. Due to their specialized nature, demand for certain of these containers is less likely to be affected by global economic downturns. The following table summarizes the composition of the total fleet at March 31, 2005, by operating segment, based on original equipment cost.

	US Limited	Joint	Private
	Partnership	Venture	Container	Owned	Total
	Programs	Program	Programs	Containers	Fleet
Dry cargo containers	82%	60%	85%	52%	71%
Refrigerated containers	15%	17%	3%	23%	14%
Tank containers	3%	15%	8%	9%	8%
Dry freight specials:
CPCs	—	6%	—	8%	3%
Rolltrailers	—	—	1%	5%	2%
Other dry freight specials	—	2%	3%	3%	2%

Total	100%	100%	100%	100%	100%

The Cronos Group

     Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Overview

          Cronos reported net income of $3.6 million in the first quarter of 2005 compared to $0.8 million in the corresponding period of 2004. The increase in profitability can be attributed primarily to:

▪	Strong leasing demand, reflecting the high volume of global container trade;

▪	Increase in fleet size due to availability of funding for investment in new container production and, in particular, the growth and profitability of the Joint Venture Program;

▪	Income recognized on the recovery of amounts owed by a related party; and,

▪	Discharge of amount payable to a Private Container Program.

Analysis & Discussion

          Gross lease revenue (“GLR”) of $34 million for the first quarter of 2005 was $3.1 million, or 10%, higher than for the same period in 2004. Of the increase, $1.9 million was due to the increase in fleet size and $1.2 million was due to the combined effect of the change in utilization and per diem rates. GLR increased for almost all product types, with the exception of refrigerated containers where GLR declined by $0.4 million due primarily to the disposal of older equipment at the end of its economic life.

          Direct operating expenses of $4.6 million in the first three months of 2005 were $2.5 million, or 35%, lower than in the corresponding period of 2004 due primarily to reductions in inventory-related and activity-related costs:

▪	Storage expenses declined by $0.7 million due to the reduction in off-hire container inventories;

▪	Repositioning expense declined by $1.1 million (discussion in “Market Overview” above); and,

▪	Handling and repair costs declined by a total of $0.5 million reflecting the decline in container redeliveries.

          Operating segment information

	US
	Limited	Joint	Private
	Partnership	Venture	Container	Owned
(in thousands)	Programs	Program	Programs	Containers	Total
Quarter ended March 31, 2005
- gross lease revenue	$6,160	$4,990	$11,861	$10,993	$34,004
- direct operating expenses	(863)	(351)	(1,825)	(1,513)	(4,552)

- net lease revenue	5,297	4,639	10,036	9,480	29,452
- direct financing lease income		—	—	353	353
- payments to Managed Container Programs	(3,971)	(4,217)	(9,069)	—	(17,257)
- container depreciation	—	—	—	(4,484)	(4,484)
- container interest expense	—	—	—	(1,606)	(1,606)

Segment profit	$1,326	$422	$967	$3,743	$6,458

The Cronos Group

          US Limited Partnership Programs: Segment profit increased to $1.3 million in the three months ended March 31, 2005, compared to $0.9 million for the same period of 2004.

▪	Net lease revenue for this segment increased by $0.6 million over the corresponding period in 2004 as the improvement in fleet utilization resulted in increased GLR and lower inventory-related direct operating expenses. This more than offset the effect of the disposal of containers at the end of their useful economic life.

▪	Payments to US Limited Partnership Programs increased by $0.2 million, reflecting the increase in net lease revenue for this segment.

          Joint Venture Program: Segment profit increased to $0.4 million in the first quarter of 2005 from $0.3 million in the same period of 2004.

▪	Net lease revenue for this segment increased by $1.7 million, or 56%, in the first three months of 2005 reflecting the significant investment in additional equipment for the program.

▪	Payments to the Joint Venture Program increased by $1.5 million in the first quarter of 2005, which is in line with the increase in net lease revenue for this segment.

          Private Container Programs: Segment profit increased to $1 million in the three months ended March 31, 2005, from $0.3 million in the same period of 2004.

▪	Net lease revenue increased by $1.8 million when compared to the first three months of 2004. The improvement in fleet utilization resulted in a $0.5 million increase in GLR and a $1.2 million reduction in inventory-related and activity-related direct operating expenses.

▪	Payments to Private Container Programs in the first quarter of 2005 increased by $1.1 million over the corresponding period of 2004. The ratio of segment profit to net lease revenue increased to 10% in the quarter ended March 31, 2005, from 4% in the same period of 2004. The level of payments to Private Container Programs with variable payment terms increased in line with net lease revenue. Under the variable payment basis, the amount payable to the Private Container Program is based on the rentals to the ocean carriers after deducting direct operating expenses and the compensation earned by Cronos for managing the equipment. The level of payments to Private Container Programs with fixed payment terms declined as a result of changes that were made by the Group to agreements with two container owners in the fourth quarter of 2004. In the first case, the Group amended the terms of a fixed payment agreement, and the amended agreement is now accounted for as a capital lease obligation in the Owned Container segment. In the second case, the Group purchased approximately $1 million of containers from the container owner thereby terminating the fixed payment agreement.

The Cronos Group

          Segment profit on Owned Containers for the first quarter of 2005 increased by $0.7 million, or 24%, over the same period in 2004.

▪	Net lease revenues of $9.5 million were $1.5 million, or 19%, higher than in the corresponding period of 2004 reflecting the combined effects of increases in utilization, fleet size and lease per diems;

▪	Container depreciation of $4.5 million was $0.3 million, or 7%, higher than in the same period of 2004 as the increase in depreciation attributable to new container additions more than offset the effect of the disposal of equipment at the end of its economic life;

▪	Container interest expense of $1.6 million was $0.5 million, or 43%, higher than in the first quarter of 2004 due primarily to increases in the three month US dollar interest rate since the first quarter of 2004.

          Equipment trading revenue of $0.1 million for the first quarter of 2005 represented a transaction undertaken in Scandinavia for which the Group used its relationships with equipment manufacturers to assist a third party to design and acquire their own equipment and organize delivery to designated locations. Equipment trading expenses represented equipment and related costs for this activity. The profit generated by equipment trading activity in the first quarter of 2005 was $0.3 million lower than in the same period of 2004.

          Commissions, fees and other income of $1.1 million in the first quarter of 2005 were $0.5 million higher than in the same period of 2004. The main changes were attributable to:

▪	A $0.2 million increase in design and consultancy fee income reflecting the successful first phase of a project undertaken with a European customer. This project is expected to generate $0.5 million in additional fee income in the remainder of 2005;

▪	An increase of $0.2 million on the gain recorded on the disposal of fixed assets due to the increased disposal proceeds realized on the sale of equipment at the end of its economic life (discussion in “Market Overview” above); and,

▪	A $0.1 million increase in fees earned on the disposal of containers owned by Managed Container Programs that again reflected the strong market for used containers.

The Cronos Group

          Gain on settlement of litigation: In January 2005, the Group completed the sale of the Amersham Estate. The order for the sale of the Amersham Estate had been directed by the UK courts so that the proceeds of the sale could be applied to discharge two charging orders that the Group had secured against Mr. Palatin and his beneficial interest in the Amersham Estate. The Group received a total of $2.613 million in respect of the two charging orders and related interest.

          The first charging order secured by Cronos was in respect of the remaining principal balance of $1.280 million owed under a loan note by Mr. Palatin and related interest of $0.347 million.

          The second charging order was secured in respect of additional amount of $0.5 million owed by Mr. Palatin and related interest of $0.486 million.

          In December 2004, the Group conducted a review of the $2.613 million proceeds expected on the sale of the Amersham Estate.

          The Group concluded that the loan note subject to the first charging order was recoverable and accordingly, the $1.280 million reserve that had previously been recorded against the principal balance of the loan note in 1997 was reversed and the receivable reinstated in December 2004.

          The remaining proceeds of $1.333 million expected on the sale of the Amersham Estate, comprised the second charging order and interest due in connection with the first and second charging orders. A receivable had not previously been recorded for these items. The Group concluded that as these items represented contingent gains, they should not be recognized until the consummation of the sale of the Amersham Estate and the settlement of all contingencies requisite to the distribution of funds to the Group. Accordingly, the $1.333 million of additional proceeds were recognized in the first quarter of 2005 on the completion of the sale of the property and the distribution of the amounts due to Cronos under the charging orders.

          Selling, general and administrative expenses of $5.8 million in the first quarter of 2005 were $1.6 million higher than for the corresponding period of 2004. The primary reasons for the increase were:

▪	A $0.6 million increase in manpower costs due in part to changes in salary levels in line with inflation and other pay awards and in part to the recruitment of additional employees to support both the growth in the business and the additional corporate governance and compliance workload;

▪	An increase of $0.4 million in legal costs for the TOEMT and Palatin legal actions;

▪	$0.2 million of severance costs for a minor restructuring program that was announced and implemented in the first quarter of 2005; and,

▪	A $0.1 million increase in the expense recognized for a stock appreciation rights plan reflecting a larger increase in the Group share price in 2005 than in the prior year.

The Cronos Group

          Recovery of amount payable to a Managed Container Program: In 2003 the Group entered into a Settlement Agreement with Contrin.

          The Settlement Agreement provided for Cronos to pay Contrin a total of $3.5 million if the Group was unable to foreclose the Cronos Charging Orders against the Amersham Estate by the third anniversary of the effective date of the settlement (December 17, 2006). In addition, had the net proceeds of foreclosure of the Amersham Estate in satisfaction of the Cronos Charging Orders and any charging order obtained by the Group to enforce the Austrian Judgment totaled less than $3.5 million, then the Group agreed to make up the difference.

          In 2003, the Company calculated that the present value of the total $3.5 million future cash payments under the Settlement Agreement installment payment plan, discounted using an appropriate risk-free interest rate, was $3.3 million. In addition, the Group had previously recorded a reserve of approximately $3 million against the Contrin claims. Interest has been charged to the Company’s income statement over the period for performance of the Settlement Agreement using the effective interest rate method.

          Under the Settlement Agreement installment payment plan, Cronos paid Contrin $0.3 million in November 2003 and $0.250 million in February 2004. Cronos made an additional payment of $2.063 million on the completion of the sale of the Amersham Estate and the distribution to Cronos of the amounts due to Cronos under the two charging orders in the first quarter of 2005. The balance of $0.887 million was due on or before November 17, 2006.

          In the first quarter of 2005, the Group, Contrin, and the TOEMT liquidator settled their differences with respect to the allocation of the Amersham Surplus Proceeds, agreeing to an allocation of such proceeds between Contrin and the liquidator. This agreement was approved by the Court supervising the TOEMT liquidation in April 2005. Under the agreement, Contrin will be allocated Amersham Surplus Proceeds in an amount sufficient to fully discharge the Group’s remaining payment obligations to Contrin under the terms of Settlement Agreement.

          In March 2005, the total payable to Contrin in the Cronos financial statements of $0.790 million, comprising the balance of the 1997 reserve of $0.703 million and interest accrued since the date of the 2003 Settlement Agreement of $0.087 million was recognized as income.

          Income Taxes of $0.5 for the first quarter of 2005 were $0.2 million higher than in the first quarter of 2004 reflecting the increase in Cronos profitability. The effective tax rate of 15% for the first three months of 2005 is based on the best estimate by the Group of the expected tax rate to be applicable for the 2005 fiscal year.

          Equity in earnings of affiliate for the first quarter of 2005 was $0.7 million compared to $0.5 million for the same period in 2004. This increase in earnings is primarily due to the expansion of the container fleet in the Joint Venture Program.

The Cronos Group

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

          Cash flows relating to gross lease revenue are largely dependent upon the timely collections of lease revenues from shipping lines. At March 31, 2005, the amounts due from lessees was $25.7 million representing an increase of $0.6 million from the position at December 31, 2004. This increase is due to the increase in the amounts billed for gross lease revenue and disposal proceeds in the first quarter of 2005. Based on loss experience for the last twelve years, bad debts have approximated 1% of lease revenues. The Group monitors the aging of lease receivables, collections and the credit status of existing and potential customers. There is always a risk that some shipping lines may experience financial difficulty. Any resultant material increase in the level of bad debts could potentially affect the ability of the Group to meet its operating and other commitments.

          The Group utilizes the proceeds arising from the transfer of equipment held for resale to Managed Container Programs to pay the related amount due to container manufacturers. At March 31, 2005, the Group held $26.3 million of container equipment for resale to Managed Container Programs, including the Joint Venture Program. This represented a $9.2 million increase over the position at December 31, 2004, and was due to a significant increase in the number of containers ordered by the Group due to the strong demand for leased containers, an increase in the number of Managed Container Programs seeking to invest in container equipment and an increase in the level of funding available to programs such as the Joint Venture Program.

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

          The ability of the Group to add new equipment to both its owned and managed fleets was one of the main reasons for the improvement in profitability in the first quarter of 2005 and in recent years. Cronos recognizes that its ability to secure funding from third parties in order to expand its container fleet is crucial to its future growth and profitability.

          Traditionally, Cronos has utilized funding from each of its operating segments to expand its container fleet.

          Owned Containers: The primary debt facilities include financial covenants that are tested on a quarterly basis and measure minimum tangible net worth, the maximum level of total liabilities to tangible net worth, the maximum level of debt and capital lease obligations to tangible net worth, interest expense coverage and debt service coverage. At March 31, 2005, the Group was in compliance with these covenants. Future compliance with the covenants will depend on the ability of the Group to report a minimum level of income before income taxes at the end of each calendar quarter for the preceding twelve month period and to maintain minimum levels of debt service coverage. The breach of a covenant constitutes an event of default.

          Under the terms of a loan facility, the Group is required to hold minimum balances on deposit in restricted cash accounts. The calculation of the minimum balance is based on projected future interest payments and the balance required will usually increase in line with the loan balances. The accounts would be utilized in the event that adequate funds were not available to meet the scheduled debt service payments.

The Cronos Group

          At March 31, 2005, the Group had $134 million of available container borrowing facilities under which $122 million was outstanding. In addition, the Group had $2 million of unutilized credit facilities that are available, if required, for operating activities.

          The primary source of debt funding available to the Group is its revolving credit facility (the “Revolving Credit Facility”) which the Group has utilized to fund the acquisition of new equipment and to refinance existing debt and capital lease facilities. New equipment is funded 80% by debt and 20% by cash provided by the Group. In September 2004, the Revolving Credit Facility was amended to the effect that the revolving credit period was extended to September 23, 2005, and unless the revolving credit period is extended on that date, the balance outstanding as of September 23, 2005, will be repaid over five years. The maximum commitment of the lenders under the Revolving Credit Facility is $70 million. At March 31, 2005, the balance outstanding under the Revolving Credit Facility was $64 million. The balance of funds available under the Revolving Credit Facility will be utilized to purchase new equipment during 2005. The Group usually makes monthly repayments under the Revolving Credit Facility and, from time to time, may sell equipment that has been financed by the facility to Managed Container Programs. Any such reductions to the facility may be redrawn to fund the acquisition of new equipment subject to the satisfaction of certain conditions relating to the maintenance of minimum collateral levels.

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

          Joint Venture Program: The Joint Venture Program has been a major source of funding for the Group since its inception in 2002. At March 31, 2005, the Joint Venture Program had capacity for an additional $53 million of new equipment. Additional debt and equity funding is subject to annual review. Therefore, the future growth of the Joint Venture Program may be constrained if increased equity and debt funding is not approved on an annual basis or if the Group cannot provide the 10% cash required for its equity contribution.

          The Group is currently negotiating an expansion of the Joint Venture Program in order to increase its levels of debt and equity funding. The indebtedness of the Joint Venture Program could potentially be securitized at a later date. In connection with the expansion of the Joint Venture Program, the Group is considering a sale of approximately $80 million of containers to the program. Currently, these containers are primarily financed by the Revolving Credit Facility. The negotiations have not yet been finalized, and accordingly the expansion of the Joint Venture Program and the sale of container assets to the Joint Venture Program may not occur.

          Private Container Programs: The growth experienced in global container trade in recent years has attracted capital to this segment. Private Container Programs acquired over $20 million of new container equipment in 2004 representing and approximately $9 million of equipment in the first quarter of 2005. Based on current negotiations with several Private Container Programs, the Group expects that the level of capital invested in new container equipment will grow in 2005.

          US Limited Partnership Programs: During 2004, the Group introduced a new US Limited Partnership Program. This program is designed to raise a maximum of $25 million of proceeds from limited partners and may also seek to augment the size of its container fleet by financing the purchase of additional equipment under loan facilities secured from commercial lenders. At March 31, 2005, this program had acquired a total of approximately $4 million of new container equipment from the Group since inception.

The Cronos Group

     Cash Flow Statements for the Three Months ended March 31, 2005 and 2004

     Cash Provided By Operating Activities: Net cash provided by operating activities during the first quarter of 2005 was $6.6 million, an increase of 19% over the same period in 2004. The increase was primarily due to:

▪	Increased cash collections of $6.6 million over the corresponding period in 2004. This was due to the combined effect of the increase in the amounts billed and collected for gross lease revenue and container sales

▪	The receipt of $1.333 million on the distribution of the proceeds from the sale of the Amersham Estate; and,

▪	A $1.4 million decline in payments for direct operating expenses and other payables.

The increase in cash flow attributable to these items was partially offset by:

▪	Increased distributions to Managed Container Programs of approximately $6.2 million in the first quarter of 2005, reflecting the increase in GLR and the reduction in direct operating expenses for these programs, and,

▪	Increased payments for interest expense and for selling, general and administrative expenses.

In the first quarter of 2005, $24.6 million of proceeds from the sale of container equipment for resale to Managed Container Programs was utilized to make the related payment to the container manufacturers.

     Cash Used In Investing Activities: Investing activities include the acquisition of containers for the Group’s owned container fleet, the purchase of other assets related to the operation of the worldwide Cronos office network, and equity investments in the Joint Venture Program. Net cash used in investing activities in the first quarter of 2005 was $7.1 million and included the following items:

▪	The Group paid $9.1 million for container equipment and equipment placed on direct finance leases;

▪	The Group invested a further $0.7 million in the Joint Venture Program to fund its equity share of container purchases made by the program; and,

▪	The Group received $2.7 million from the disposal of container equipment at the end of its useful economic life.

Net cash used in the first quarter of 2004 was $5.8 million and included the following items:

▪	The Group paid $11.9 million for new container equipment of which $5 million was sold to a Private Container Program;

▪	The Group realized a further $1.2 million on the disposal of equipment at the end of its economic life; and,

▪	The Group made a contribution of $0.1 million to the Joint Venture Program to fund its equity share of container purchases made by the program.

     Cash (Used In) Provided By Financing Activities: Net cash used in financing activities during the first quarter of 2005 was $5.8 million and included the following items:

▪	The Group utilized $2.4 million of debt funding to finance the purchase of container equipment;

▪	The Group made repayments of $9.4 million to financial institutions which included $4 million prepaid to the Group’s Revolving Credit Facility using surplus cash in order to reduce interest expense;

▪	The Group paid a dividend of $0.4 million to its shareholders;

▪	The Group received 1.280 million from the recovery of a related party loan; and,

▪	The minimum restricted cash balance requirement declined by $0.4 million under the restructuring terms of a debt facility.

The Cronos Group

     Net cash provided by financing activities during the first quarter of 2004 was $1.3 million and included the following items:

▪	The Group utilized $11.9 million of debt to fund equipment acquisitions;

▪	The Group repaid $10.5 million to financial institutions, which included $5 million received on the equipment sale to a Private Container Program, $2.5 million of scheduled repayments and $3 million prepaid using surplus cash balances to reduce interest expense; and,

▪	The Group paid a dividend of $0.1 million to its shareholders.

Capital Resources

     Capital Expenditures and Commitments

     The Group purchases new containers for its own account and for resale to Managed Container Programs and other parties. At March 31, 2005, the Group owed container manufacturers $37.3 million for equipment. The Group intends to fund $10.2 million of this equipment utilizing new and existing debt and capital lease facilities, $26.3 million from sales to Managed Container Programs and $0.8 million from sales to customers under equipment trading transactions.

     In addition, the Group had outstanding orders to purchase container equipment of $16.1 million at March 31, 2005. Of this amount, the Group intends to sell $7.8 million to the Joint Venture Program, $5.7 million to Private Container Programs and $0.4 million to a third party under an equipment trading transaction. The remaining $2.2 million will be financed by the Group using existing container funding facilities and cash.

     In February 2005, the Group acquired 100% ownership of a variable interest entity in which it held a 0.01% share. The Group had determined that it was the primary beneficiary of the variable interest entity in December 1993. The debt held by the variable interest entity was restructured in February 2005. In connection with this restructuring, the Group issued a guarantee for $10 million of the outstanding debt and the lender cancelled an option to acquire 25% of the variable interest entity. In addition, 200,000 warrants to purchase 200,000 common shares of the Company were cancelled effective February 4, 2005. The warrants, which were exercisable at $4.41 per share were held by the lender to the variable interest entity under the restructured debt facility. See the 8-K report filed with the SEC on February 10, 2005.

     On November 11, 2004, the Board of Directors declared a dividend of 10 cents per common share, of which 5 cents per common share was paid on January 10, 2005, for the fourth quarter of 2004, and 5 cents per common share was paid on April 15, 2005, for the first quarter of 2005.

     In March, 2005, subject to shareholder approval at the 2005 annual meeting of shareholders, the Board of Directors declared a dividend of $0.06 per common share for the second quarter of 2005, payable on July 15, 2005, to shareholders of record as of the close of business on June 24, 2005.

     The Group believes that it has sufficient capital resources to support its operating and investing activities for the next twelve months.

Critical Accounting Policies and Estimates

     Critical accounting policies are those that reflect significant judgments or uncertainties, and potentially may result in materially different results under different assumptions and conditions. Management has identified the following critical accounting policies that should be read in conjunction with the Group’s 2004 consolidated financial statements on Form 10-K.

▪	Container equipment – depreciable lives

▪	Container equipment – valuation

▪	Deferred taxation

▪	Allowance for doubtful accounts

▪	Goodwill

▪	Reporting lease revenue on a gross basis for Managed Container Programs

▪	US Limited Partnership Programs – evaluation of expected losses and expected residual returns in accordance with FIN 46R.

The Cronos Group

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

     Interest rate risk: Outstanding borrowings are subject to interest rate risk. Almost 97% of total borrowings had floating interest rates at March 31, 2005. The Group conducted an analysis of borrowings outstanding at March 31, 2005, and found that if a 10% increase were applied to variable interest rates, the effect would be to reduce annual cash flows by $0.4 million.

     Exchange rate risk: Substantially all purchases of container equipment are in US dollars. In 2004, approximately 95% of the Group’s revenues were billed and paid in US dollars and approximately 84% of expenses were incurred and paid in US dollars. For non US dollar denominated revenues and expenses, the Group may enter into foreign currency contracts to reduce exposure to exchange rate risk. Of the non US dollar expenses, approximately 70% were individually small, unpredictable and were incurred in various denominations. Thus, such amounts are not suitable for cost-effective hedging.

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

     Pursuant to the Court’s order of sale secured by the Group, the Amersham Estate was sold on January 31, 2005 for £3.4 million British pounds (at the then current exchange rate, approximately $6.4 million). The Group received $3.2 million of the proceeds in satisfaction of the final judgments secured against Mr. Palatin, the related interest and costs. The balance of the proceeds (the “Amersham Surplus Proceeds”) from the sale of the Amersham Estate was deposited with the Court under the terms of the Court’s order of sale. An amount of $0.6 million was retained by the Group to cover costs incurred by the Group in connection with the foreclosure. Pursuant to the Settlement Agreement, $0.550 million of the sales proceeds paid to the Group were retained by the Group to offset payments previously made to Contrin and $2.1 million was paid to Contrin.

     Under the Settlement Agreement, Contrin pursued a civil action against Mr. Palatin in the UK to recover $2.6 million, plus interest and costs, for monies diverted to Mr. Palatin from Contrin in 1994. Under the Settlement Agreement, any monies Contrin recovered from this action were to be shared between the Group and Contrin.

     The Group is currently in litigation with Transocean Equipment Manufacturing and Trading Limited (“TOEMT”), as described below. The liquidator of TOEMT secured charging orders against the Amersham Estate, in satisfaction of default judgments he secured against Mr. Palatin, aggregating in excess of £3 million British pounds. The liquidator asserted that, under his charging orders, he was entitled to the entire Amersham Surplus Proceeds.

     In the first quarter of 2005, the Group, Contrin, and the TOEMT liquidator settled their differences with respect to the allocation of the Amersham Surplus Proceeds, agreeing to an allocation of such proceeds between Contrin and the liquidator. The agreement was subject to approval of the Court supervising the TOEMT liquidation. Under the agreement, Contrin will be allocated Amersham Surplus Proceeds in an amount sufficient to fully discharge the Group’s remaining payment obligations to Contrin under the terms of Settlement Agreement. On April 11, 2005, the court entered its order approving the February 25 settlement. Accordingly, the Group’s financial obligations to Contrin under the Settlement Agreement have now been fully discharged.

     See Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and Note 15 to the 2004 Consolidated Financial Statements for a discussion of the related accounting treatment.

The Cronos Group

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

     By the ordinary application, the liquidator seeks a declaration pursuant to Section 213 of the UK Insolvency Act of 1986, as amended (“Insolvency Act”), that the respondents were knowingly parties to the carrying on of the business of the two TOEMTs with the intent to defraud the creditors of the two TOEMTs and / or for other fraudulent purposes, by assisting Mr. Palatin in diverting assets from the two TOEMTs to himself, to entities in which he was interested, and/or to his associates, otherwise than for proper purposes and otherwise than for full consideration.

     The liquidator alleges that the respondents “knowingly” were parties to the carrying on of the business of the two TOEMTs to defraud the creditors of the two TOEMTs by reason of:

     The transfer on or about November 25, 1991, to TOEMT (UK) of 5,500,000 ordinary shares of the Group in consideration of the contribution of assets by TOEMT (UK) to the Group worth approximately $16 million, which 5,500,000 ordinary shares were then redeemed and/or transferred to Palatin and/or his nominee for no or no proper consideration;

▪	The transfer on or about December 31, 1991, to TOEMT (UK) of 90,000 preference shares (worth approximately $9 million) which were then transferred to Barton Holding Limited (a company allegedly controlled by Palatin) for no or no proper consideration, and a loan which the liquidator alleges not to have been repaid;

▪	The making of various payments (amounting to in excess of $0.9 million) between approximately June 1993 and February 1996 by CNV to third parties, including Palatin or entities in which he was interested and / or his associates, which payments were made otherwise than for any legitimate commercial purpose or any other purpose of the TOEMTs’ businesses or interests;

▪	The making of improper cash withdrawals (amounting to in excess of $2 million), between approximately December 1991 and June 1999 from TOEMT (UK)’s bank accounts, with the assistance of CNV, which withdrawals were allegedly for the benefit of Palatin and / or his wife rather than for any legitimate commercial purpose or other purpose of the TOEMTs’ businesses or interests; and,

▪	The diversion between 1991 and 1993 (with the assistance of CNV) of TOEMT (UK)’s container business to TOEMT (Isle of Man), for no or for no proper consideration.

     The liquidator further seeks a declaration pursuant to Section 213 of the Insolvency Act that the respondents and each of them is liable to contribute to the assets of the two TOEMTs the amount of the deficiency as regards the creditors of the two TOEMTs, which the liquidator currently estimates to be at least $55

The Cronos Group

million, or, alternatively, that the respondents make such contributions to the assets of the two TOEMTs as the Court thinks fit.

     The liquidator seeks an order from the Court that the respondents and each of them pay to the liquidator any sums found to be due to him by reason of the conduct alleged above, plus interest and costs.

     On May 3, 2005, the respondents filed their application with the court to set aside the court’s order granting the liquidator permission to serve his ordinary application on the respondents and, alternatively, for an order granting respondents summary judgment against the liquidator on his claims. The respondents anticipate that their application will be heard by the court in June or July of 2005.

     The Group believes that the liquidator’s claims are wholly without merit and intends to vigorously defend them.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

     Not applicable

Item 3 — Defaults Upon Senior Securities

     Not applicable

Item 4 — Submission of Matters to a Vote of Security Holders

     Not applicable

Item 5 — Other Information

     Not applicable

Item 6 — Exhibits

(a) Exhibits

Number	Exhibit
31.1	Rule 13a-14 Certification

31.2	Rule 13a-14 Certification

32	Section 1350 Certifications

The Cronos Group

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CRONOS GROUP

SIGNATURE		TITLE	DATE
By	/s/ PETER J. YOUNGER	President and Chief Operating Officer	May 13, 2005
Peter J. Younger

	/s/ FRANK P. VAUGHAN	Senior Vice President,	May 13, 2005
	Frank P. Vaughan	Chief Financial Officer,
Chief Accounting Officer
(Principal Financial and Accounting Officer)

The Cronos Group

Exhibit Index

Number	Exhibit	Page
31.1	Rule 13a-14 Certification	E1

31.2	Rule 13a-14 Certification	E2

32.1	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *	E3

*	This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not deemed to be “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.