Form 10-Q
period 2005-06-30
CRONOS GROUP
filed 2005-08-11
CIK 919869

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2005
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
(352) 26 48 36 88

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☑
     The number of Common Shares outstanding as of August 10, 2005 :

Class	Number of Shares Outstanding
Common	7,394,377

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

The Cronos Group
(US dollar amounts in thousands, except per share amounts)
Condensed Unaudited Consolidated Statements of Income and Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Gross lease revenue	$34,469	$32,112	$68,473	$63,015
Equipment trading revenue	1,815	798	1,950	3,374
Commissions, fees and other income:
- Related parties	218	227	405	450
- Unrelated parties	1,675	890	2,550	1,224
- Gain on settlement of litigation	—	—	1,333	—

Total revenues	38,177	34,027	74,711	68,063

Direct operating expenses	4,688	4,951	9,240	11,959
Payments to Managed Container Programs:
- Related parties	8,247	7,745	16,435	14,235
- Unrelated parties	9,035	8,965	18,104	16,917
Equipment trading expenses	1,624	503	1,751	2,799
Depreciation and amortization	4,578	4,671	9,170	8,965
Selling, general and administrative expenses	4,909	4,336	10,702	8,578
Interest expense	1,854	1,194	3,375	2,348
Recovery of amount payable to Managed Container Program	—	—	(703)	—

Total expenses	34,935	32,365	68,074	65,801

Income before income taxes and equity in earnings of affiliate	3,242	1,662	6,637	2,262
Income taxes	(476)	(249)	(985)	(592)
Equity in earnings of unconsolidated affiliate	711	657	1,454	1,189

Net income	3,477	2,070	7,106	2,859
Other comprehensive income (loss):
- change in fair value of forward exchange contracts, net of tax	—	54	—	325
- change in fair value of derivatives held by affiliate, net of tax	(433)	68	186	(169)

Comprehensive income	$3,044	$2,192	$7,292	$3,015

Basic net income per common share	$0.47	$0.29	$0.97	$0.39

Diluted net income per common share	$0.44	$0.27	$0.90	$0.37

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

The Cronos Group
(US dollar amounts in thousands, except per share amounts)
Condensed Unaudited Consolidated Balance Sheets

	June 30,	December 31,
	2005	2004
Assets
Cash and cash equivalents	$15,170	$17,579
Restricted cash	1,125	1,489
Amounts due from lessees, net	26,536	25,136
Amounts receivable from Managed Container Programs	3,247	3,386
New container equipment for resale	11,917	17,116
Net investment in direct financing leases	11,271	7,382
Investments in unconsolidated affiliates	18,906	15,364
Container equipment, net	163,669	166,584
Other equipment, net	985	963
Goodwill, net	11,038	11,038
Other intangible assets, net	439	533
Related party loan receivable	—	1,280
Other assets	3,914	3,899

Total assets	$268,217	$271,749

Liabilities and shareholders’ equity
Amounts payable to Managed Container Programs	$24,042	$22,034
Amounts payable to container manufacturers	18,631	27,838
Direct operating expense payables and accruals	4,828	5,592
Other amounts payable and accrued expenses	5,073	8,810
Debt and capital lease obligations	126,858	127,953
Current and deferred income taxes	3,657	3,238
Deferred income and unamortized acquisition fees	7,372	5,925

Total liabilities	190,461	201,390

Shareholders’ equity
Common shares issued (7,501,377; 7,381,349 shares)	15,003	14,763
Additional paid-in capital	45,223	45,358
Common shares held in treasury (112,000 shares)	(297)	(297)
Accumulated other comprehensive income	416	230
Restricted retained earnings	1,832	1,832
Retained earnings	15,579	8,473

Total shareholders’ equity	77,756	70,359

Total liabilities and shareholders’ equity	$268,217	$271,749

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

The Cronos Group
(US dollar amounts in thousands, except per share amounts)
Condensed Unaudited Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2005	2004
Net cash provided by operating activities	$15,245	$11,539

Cash flows from investing activities
Purchase of container and other equipment	(15,560)	(19,068)
Investment in unconsolidated affiliate	(1,903)	(890)
Investment in equipment acquired for direct financing lease	(4,019)	(373)
Proceeds from sales of container and other equipment	4,748	8,757

Net cash used in investing activities	(16,734)	(11,574)

Cash flows from financing activities
Proceeds from issuance of term debt	12,079	18,962
Repayments of term debt and capital lease obligations	(14,224)	(17,914)
Dividend paid	(728)	(290)
Recovery of related party loan	1,280	—
Issue of common stock	309	—
Restricted cash	364	(374)

Net cash (used in) provided by financing activities	(920)	384

Net (decrease) increase in cash and cash equivalents	(2,409)	349
Cash and cash equivalents at beginning of period	17,579	8,432

Cash and cash equivalents at end of period	$15,170	$8,781

Supplementary disclosure of cash flow information:
Cash paid during the period for:
- interest	$3,201	$1,955
- income taxes	616	799
Cash received during the period for:
- interest	102	10
- income taxes	53	—
Non-cash activities:
- container equipment acquired under capital lease	889	917
- container equipment transferred to direct financing leases	1,063	—
- direct finance lease equipment acquired under capital lease	523	—
The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

The Cronos Group
(US dollar amounts in thousands, except per share amounts)
Consolidated Unaudited Statement of Shareholders’ Equity
Six months ended June 30, 2005

				Accumulated
		Additional	Common	other	Restricted		Total
	Common	paid-in	shares held	comprehensive	retained	Retained	shareholders’
	shares	capital	in treasury	income	earnings	earnings	equity
Balance, December 31, 2004	$14,763	$45,358	$(297)	$230	$1,832	$8,473	$70,359
Net income						7,106	7,106

Issue of common shares	240	308					548
Declaration of dividend		(443)					(443)
Other comprehensive income				186			186

Balance, June 30, 2005	$15,003	$45,223	$(297)	$416	$1,832	$15,579	$77,756

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
1. Stock-Based Compensation
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
     If the stock options had been accounted for under a fair value based method of accounting, the impact on the Group’s net income and net income per share would have been as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income:
- as reported	$3,477	$2,070	$7,106	$2,859
- add stock-based compensation expense included in reported net income, net of related tax effects	—	1	—	1
- deduct stock-based compensation expense computed in accordance with SFAS 123, net of tax effects	—	(6)	—	(18)

- pro forma	$3,477	$2,065	$7,106	$2,842

Basic net income per share:
- as reported	$0.47	$0.29	$0.97	$0.39

- pro forma	$0.47	$0.28	$0.97	$0.39

Diluted net income per share:
- as reported	$0.44	$0.27	$0.90	$0.37

- pro forma	$0.44	$0.27	$0.90	$0.37

The Cronos Group
(US dollar amounts in thousands, except per share amounts)
2. Operating segment data
     All revenues and expenses that are specifically identifiable to the containers within each reportable segment have been allocated to that segment and individual product revenues have been aggregated within the reportable segments. Prior to December 2004, the US Limited Partnership Programs segment and the Joint Venture Program segment were combined in a single reportable segment, Container Equity Programs, in accordance with the aggregation criteria of SFAS No. 131 – “Disclosure about Segments of an Enterprise and Related Information” (“SFAS 131”). At December 31, 2004, the Joint Venture Program exceeded the 10% revenue threshold of SFAS 131 and accordingly was reported as a separate segment. Corresponding items of segment information have been restated for 2004.
Segment information is provided in the tables below:

	US
	Limited	Joint	Private
	Partnership	Venture	Container	Owned
	Programs	Program	Programs	Containers	Total
Three months ended June 30, 2005
Items directly attributable to segments:
- gross lease revenue	$6,089	$5,322	$11,762	$11,296	$34,469
- direct operating expenses	(999)	(325)	(1,881)	(1,483)	(4,688)

net lease revenue	5,090	4,997	9,881	9,813	29,781
- direct financing lease income	—	—	—	460	460
- payments to Managed Container Programs	(3,694)	(4,553)	(9,035)	—	(17,282)
- container depreciation	—	—	—	(4,469)	(4,469)
- container interest expense	—	—	—	(1,852)	(1,852)

Segment profit	$1,396	$444	$846	$3,952	$6,638

Segment assets at end of period	$8,127	$6,395	$12,027	$241,668	$268,217

	US
	Limited	Joint	Private
	Partnership	Venture	Container	Owned
	Programs	Program	Programs	Containers	Total
Three months ended June 30, 2004
Items directly attributable to segments:
- gross lease revenue	$6,660	$3,795	$11,767	$9,890	$32,112
- direct operating expenses	(1,235)	(254)	(1,978)	(1,484)	(4,951)

net lease revenue	5,425	3,541	9,789	8,406	27,161
- direct financing lease income	—	—	—	392	392
- payments to Managed Container Programs	(4,505)	(3,240)	(8,965)	—	(16,710)
- container depreciation	—	—	—	(4,517)	(4,517)
- container interest expense	—	—	—	(1,168)	(1,168)

Segment profit	$920	$301	$824	$3,113	$5,158

Segment assets at end of period	$9,017	$13,955	$13,743	$223,838	$260,553

The Cronos Group
(US dollar amounts in thousands, except per share amounts)

	US
	Limited	Joint	Private
	Partnership	Venture	Container	Owned
	Programs	Program	Programs	Containers	Total
Six months ended June 30, 2005
Items directly attributable to segments:
- gross lease revenue	$12,249	$10,312	$23,623	$22,289	$68,473
- direct operating expenses	(1,862)	(676)	(3,706)	(2,996)	(9,240)

net lease revenue	10,387	9,636	19,917	19,293	59,233
- direct financing lease income	—	—	—	813	813
- payments to Managed Container Programs	(7,665)	(8,770)	(18,104)	—	(34,539)
- container depreciation	—	—	—	(8,953)	(8,953)
- container interest expense	—	—	—	(3,458)	(3,458)

Segment profit	$2,722	$866	$1,813	$7,695	$13,096

Segment assets at end of period	$8,127	$6,395	$12,027	$241,668	$268,217

	US
	Limited	Joint	Private
	Partnership	Venture	Container	Owned
	Programs	Program	Programs	Containers	Total
Six months ended June 30, 2004
Items directly attributable to segments:
- gross lease revenue	$13,194	$7,072	$23,099	$19,650	$63,015
- direct operating expenses	(3,071)	(549)	(5,038)	(3,301)	(11,959)

net lease revenue	10,123	6,523	18,061	16,349	51,056
- direct financing lease income	—	—	—	774	774
- payments to Managed Container Programs	(8,265)	(5,970)	(16,917)	—	(31,152)
- container depreciation	—	—	—	(8,711)	(8,711)
- container interest expense	—	—	—	(2,292)	(2,292)

Segment profit	$1,858	$553	$1,144	$6,120	$9,675

Segment assets at end of period	$9,017	$13,955	$13,743	$223,838	$260,553

The Cronos Group
(US dollar amounts in thousands, except per share amounts)
Reconciliation of profit for reportable segments to income before income taxes and equity in earnings of unconsolidated affiliate:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Segment profit	$6,638	$5,158	$13,096	$9,675
Equipment trading revenue	1,815	798	1,950	3,374
Unallocated commissions, fees and other operating income	1,390	703	2,051	861
Gain on settlement of litigation	—	—	1,333	—
Other interest income	43	22	91	39
Equipment trading expenses	(1,624)	(503)	(1,751)	(2,799)
Amortization of intangible assets	(47)	(47)	(94)	(94)
Non container depreciation	(62)	(107)	(123)	(160)
Selling, general and administrative expenses	(4,909)	(4,336)	(10,702)	(8,578)
Non container interest credit (expense)	(2)	(26)	83	(56)
Recovery of amount payable to a Managed Container Program	—	—	703	—

Income before income taxes and equity in earnings of affiliate	$3,242	$1,662	$6,637	$2,262

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Reconciliation to total revenues:
Revenues directly attributable to segments:
- gross lease revenue	$34,469	$32,112	$68,473	$63,015
- direct financing lease income	460	392	813	774

	34,929	32,504	69,286	63,789
Other revenues:
- equipment trading revenue	1,815	798	1,950	3,374
- unallocated commissions, fees and other operating income	1,390	703	2,051	861
- gain on settlement of litigation	—	—	1,333	—
- other interest income	43	22	91	39

Total revenues	$38,177	$34,027	$74,711	$68,063

The Group recorded equity in the earnings of the Joint Venture Program of $0.7 million, $0.7 million, $1.5 million and $1.2 million for the three month and six month periods ended June 30, 2005 and 2004, respectively.

The Cronos Group
(US dollar amounts in thousands, except per share amounts)
3. Earnings per common share
     The components of basic and diluted net income per share were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income available for common shareholders	$3,477	$2,070	$7,106	$2,859

Average outstanding shares of common stock	7,353,267	7,260,080	7,317,683	7,260,080
Dilutive effect of:
- 1998 stock option	188,935	95,488	186,341	82,354
- warrants	—	62,568	—	53,742
- 1999 stock option plan	263,178	101,786	268,409	111,660
- non-employee directors’ equity plan	123,935	154,956	151,900	147,625

Common stock and common stock equivalents	7,929,315	7,674,878	7,924,333	7,655,461

Basic net income per share	$0.47	$0.29	$0.97	$0.39

Diluted net income per share	$0.44	$0.27	$0.90	$0.37

     On February 4, 2005, 200,000 warrants to purchase 200,000 common shares of the Company were cancelled in connection with the restructuring of a debt facility.
     On June 9, 2005, the 2005 Equity Incentive Plan (the “Equity Incentive Plan”) was approved at the annual meeting of shareholders. The Equity Incentive Plan authorizes the issuance of up to 300,000 common shares, par value $2.00, that may be issued by the Company as non-vested shares or upon the settlement of director’s stock units. On July 15, 2005, 37,000 non-vested shares were granted by the Company.
4. Amounts receivable from Managed Container Programs
     Amounts receivable from Managed Container Programs include amounts due from related parties of $3 million and $3.4 million at June 30, 2005 and December 31, 2004, respectively.

The Cronos Group
5. Investments in unconsolidated affiliates
     Investments take two primary forms:
     Under the first form, the investments comprise the Group’s equity interests as a general partner in nine US Limited Partnership Programs. In accordance with FASB Interpretation No. 46 Revised – “Consolidation of Variable Interest Entities” (“FIN 46R”), the Company has determined that the nine Limited Partnerships qualify as variable interest entities. In each case, the Company has concluded that neither the Company, nor any of its subsidiaries, is the primary beneficiary of any US Limited Partnership Program.
     The partnerships are all California Limited Partnerships managed by Cronos Capital Corp., a subsidiary of the Company. Since 1979, sixteen public limited partnerships and one private limited partnership raised over $485 million from over 37,000 investors. Eight of the original seventeen limited partnerships have now been dissolved.
     These general partner investments are accounted for using the equity method. In the case of each program, the investment from the Group comprises a nominal general partner capital contribution of $0.001 million, representing total Cronos contributions of $0.009 million. Earnings in respect of the equity in the interests in the US Limited Partnership Programs attributable to the $0.001 million general partner capital contribution were immaterial at June 30, 2005 and December 31, 2004, respectively, and were reported as a component of “Payments to Managed Container Programs” rather than “Equity in earnings of unconsolidated affiliates” due to their immateriality.
     The objectives of the partnerships are to invest in marine cargo containers, to generate continuing income for distribution to the limited partners, and to realize the residual value of the container equipment at the end of its useful economic life or upon the dissolution of the individual partnerships. At June 30, 2005 and December 31, 2004, respectively, the US Limited Partnership Programs had total assets of $96.9 million and $107.3 million, and total liabilities of $3.3 million. The general partner is indemnified by the partnerships for any liabilities suffered by it arising out of its activities as general partner, except in the case of misconduct or negligence. As a limited partnership, the limited partners may not be assessed for additional capital contributions, and it is possible that the general partner could be liable if the assets of the partnerships are not sufficient to pay their liabilities. However, the Group considers that the risk of any such loss is not material. Therefore, the maximum exposure for Cronos to losses as a result of its involvement with the US Limited Partnership Programs at June 30, 2005 and December 31, 2004, was $2.9 million and $3.1 million, respectively, representing the total amount due for management fees and other items from the partnerships.
     The Group has recently commenced the process to liquidate the three oldest US Limited Partnerships which held container assets with a total net book value of $1.2 million at June 30, 2005. The liquidation of the partnerships will not have a material impact on the financial position or the results of operations of the Group.
     Under the second form, the Group has a 50% equity investment in an entity known as the Joint Venture Program or CF Leasing Limited. The Joint Venture Program is a container purchase entity that was established in 2002 to acquire and lease marine cargo containers to third parties. It is a bankruptcy-remote, special purpose entity organized under the laws of Bermuda. Its objective is to generate income for distribution to the equity holders or for reinvestment in additional equipment and to realize the residual value of the container equipment at the end of its useful economic life. The Joint Venture Program is accounted for using the equity method. The Group has determined that the Joint Venture Program is not a variable interest entity as defined by FIN 46R. At June 30, 2005 and December 31, 2004, respectively, the Joint Venture Program had total assets of $157.6 million and $130.5 million, and total liabilities of $119.8 million and $100.2 million. For the six-month period ended June 30, 2005 and 2004, the Joint Venture Program reported net income of $2.9 million and $2.4 million, respectively. At June 30, 2005 and December 31, 2004, the carrying value of the Group’s investment in the Joint Venture Program approximated its underlying equity in the net assets of the program. The maximum exposure for Cronos to losses as a result of its involvement with the Joint Venture Program at June 30, 2005 and December 31, 2004, was $19 million and $15.5 million, respectively, representing the total of its equity investment in the Joint Venture Program and the management fees due to Cronos from the program. At June 30, 2005 and December 31, 2004, the retained earnings of the Group represented by unremitted retained earnings of the Joint Venture Program were $6.3 million and $4.7 million, respectively.

The Cronos Group
6. Container equipment
     Container equipment is net of accumulated depreciation of $122 million and $128 million at June 30, 2005 and December 31, 2004, respectively.
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
7. Hedging transactions and derivative financial instruments
     The purpose of Cronos’ foreign currency hedging activities is to reduce the risk that transactions that are denominated in non US dollar currencies will be affected by adverse exchange rate movements between the US dollar and the sales transaction currency. During the six months ended June 30, 2004, $0.3 million after taxes was credited to other comprehensive income representing the increase in the fair value of forward contracts. In addition, $0.2 million was reclassified from other comprehensive income to equipment trading revenue on the contracted sales agreement performance dates. The estimate of fair value was based on the estimated replacement cost of each hedge. The final forward contract expired in June 2004.
8. Amounts payable to Managed Container Programs
     Amounts payable to Managed Container Programs include amounts payable to related parties of $13.9 million and $11.7 million at June 30, 2005 and December 31, 2004, respectively.
9. Debt and capital lease obligations
     Debt and capital lease obligations are secured by container equipment and include amounts due within twelve months of $12.3 million and $13.8 million at June 30, 2005 and December 31, 2004, respectively. Interest rates under these facilities range from 4.0% to 6.4%, and they extend to various dates through to 2014.
     All of the debt and capital lease facilities involve agreements between subsidiaries of the Company and financial institutions. The Company has provided parent company guarantees for $79.0 million of the outstanding debt and capital facilities which provide that, in the event of a default by the subsidiary, the Company will pay all amounts due under the agreements as they fall due. Based on June 2005 interest rates, the maximum potential amount of future payments for the guaranteed debt and capital lease facilities is $91.9 million. At June 30, 2005, the fair value of the facilities exceeded the carrying value by $0.3 million. The estimate of fair value was based on borrowing rates currently available to the Group for debt with similar terms and average maturities. The debt and capital lease facilities are secured by container equipment. The Group receives free and clear title to the collateralized container equipment once all payments due under a facility have been made. In the event that the Group cannot make the payments due under a debt or capital lease obligation facility, the financial institutions are entitled to recover the collateralized equipment and either use the related cash flows or sell the equipment and take the sale proceeds to discharge outstanding obligations of the Company. The Company considers that the cash flows and / or sales proceeds generated by the collateralized equipment would be sufficient to cover outstanding obligations.

The Cronos Group
10.	Commitments and contingencies (to be read in conjunction with Note 15 to the Company’s 2004 consolidated financial statements on Form 10-K).
i. Commitments
At June 30, 2005, the Group had outstanding orders to purchase $20.5 million of container equipment.
ii. Parent Guarantee under Agreements with Private Container Programs
     The Company has provided parent guarantees for certain agreements between wholly-owned subsidiaries of the Company and Private Container Programs. The agreements are in the form of a master lease and provide that the subsidiary companies make payments to the Private Container Programs based on rentals collected after deducting direct operating expenses and the income earned by the subsidiary company for managing the containers. The subsidiary company is not liable to make payments to the Private Container Program if the containers are not placed on a lease or if a lessee fails to pay the lease rentals.
     At each financial statement date, the amounts due under each agreement are recorded as a liability and disclosed under amounts payable to Managed Container Programs. The amount payable at June 30, 2005 was $4.3 million. The terms of the guarantees generally obligate the Company to ensure payments and other obligations of the subsidiary companies are performed on a timely basis and in accordance with the terms of the agreement.
     The agreements with the Private Container Programs expire between 2005 and 2015. Should a default occur, the Company would be required to make the contracted payments on behalf of the subsidiary companies over the remaining term of the agreements or until such time as the default was remedied. Based on the $4.5 million earned by the Private Container Programs for the second quarter of 2005, the Company estimates that the maximum amount of future payments would be $65.7 million. The fair value of the estimated amount of maximum future payments is $55.1 million.
iii. Guarantees under fixed non-cancellable operating leases
     Certain subsidiaries of the Group have fixed operating lease agreements for container equipment with Private Container Programs. The Company has provided parent company guarantees for the $25.9 million of minimum future lease payments outstanding under these agreements at June 30, 2005. The agreements provide that, in the event of a default by the subsidiary, the Company will pay all amounts due under the agreements as they fall due. The agreements contain purchase options which allow the Group to acquire the containers after a period of ten years. As of June 30, 2005, the future minimum annual lease payments under the non-cancellable operating leases were:

US dollar amounts in thousands
July 1 to December 31, 2005	$3,132
2006	5,193
2007	2,557
2008	2,557
2009	2,557
2010 and thereafter	9,945

Total	$25,941

The Cronos Group
iv. Agreements with Private Container Programs – early termination options
     Approximately 66% (based on original equipment cost) of the agreements with Private Container Programs contain early termination options, whereby the container owner may terminate the agreement if certain performance thresholds are not achieved. At June 30, 2005, approximately 40% (based on original equipment cost) of total agreements with Private Container Programs were eligible for early termination. Cronos believes that early termination of these agreements by the Private Container Programs is unlikely.
v. Agreements with Private Container Programs – change of control provisions
     Approximately 58% (based on original equipment cost) of the agreements with Private Container Programs provide that a change in ownership of the Group, without the prior consent of the container owner, may constitute an event of default under the agreement. In substantially all of these agreements, the consent of the container owners may not be unreasonably withheld. In the event that consent is not obtained, 34% of total agreements may require the Group to transfer possession of the equipment to another equipment manager. Such transfer of possession may result in the Group incurring certain costs. The remaining 24% of total agreements can elect for the Group to purchase the equipment pursuant to the terms of their respective agreements, generally a stipulated percentage (determined by age of the equipment) of the original cost of the equipment.
vi. TOEMT
     Since the 1980s, the Group has managed containers for Transocean Equipment Manufacturing and Trading Limited (“TOEMT (UK)”), an English company. A separate company by the same name was registered in the Isle of Man (“TOEMT (Isle of Man)”). Both TOEMTs are in liquidation in England, represented by the same liquidator. As disclosed in, Part II Item 1 – “Legal Proceedings”, on December 13, 2004, the liquidator filed an “ordinary application” (in the nature of a complaint) in the UK High Court of Justice against the Company and two of its subsidiaries, Cronos Containers N.V. and Cronos Containers (Cayman) Limited (collectively the “Respondents”). The liquidator alleges that the Respondents knowingly were parties to the carrying-on of the business of the two TOEMTs to defraud the creditors of the two TOEMTs during the period 1991 through 1999. The Respondents have moved to dismiss the liquidator’s application. The Respondents believe the liquidator’s claims are wholly without merit. If the Respondents motion to dismiss is not granted, they intend to vigorously defend the liquidator’s claims. The estimate of possible losses ranges from nil to $55 million.
11. New accounting pronouncements
     As reported in the Company’s Annual Report on Form 10-K, in December 2004, the FASB issued SFAS 123R, effective for the first interim period beginning after June 15, 2005. In April 2005, the effective date for compliance with SFAS 123R was revised to the first annual period beginning after December 15, 2005. Accordingly, the Group will adopt the provisions of SFAS 123R on January 1, 2006.
     In May 2005, the FASB issued SFAS No. 154 — “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change, the cumulative effect of changing to the new accounting principle. SFAS 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005.

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
        All containers, whether owned or managed, are operated as part of a single fleet. The Group has discretion over which ocean carriers, container manufacturers and suppliers of goods and services it deals with. Since the Group’s agreements with the owners of Managed Container Programs contain leases within the scope of SFAS No. 13 — “Accounting for Leases” (“SFAS 13”), they are accounted for in the Group’s financial statements as leases under which the container owners are lessors and the Group is lessee. In the first six months of 2005, 94% of payments to owners of Managed Container Programs represented agreements which generally provided that the amounts payable to container owners were based upon the rentals to ocean carriers after deducting direct operating expenses and the income earned by Cronos for managing the equipment. The remaining 6% of payments to Managed Container Programs represented agreements under which there were fixed payment terms. Minimum lease payments on the agreements with fixed payment terms are included in Note 11 to the condensed unaudited consolidated financial statements herein.

The Cronos Group
     Market Overview
     Cronos experienced strong demand for all container types in the first half of 2005 and at June 30, 2005, the utilization rates for leased containers remained at historically high levels. This was due primarily to the volume of trade between China and other countries. The following table summarizes the combined utilization of the Cronos container fleet at each of the dates indicated (based on approximate original equipment cost).

	June 30,	December 31,	June 30,
	2005	2004	2004
Utilization of Cronos container fleet	93%	94%	92%
     Cronos experienced a strong demand for new containers in the first six months of 2005 and was able to take delivery of $59 million of new equipment, of which over 80% has been committed to initial leases. Dry cargo containers accounted for 52% of the $59 million new container investment, tank containers for 17%, refrigerated containers for 15% and dry freight specials for 16% (see Review of Cronos Fleet herein for a discussion of the Cronos fleet and new container acquisitions in 2005).
     Manufacturers report that the inventories of new dry cargo containers are declining but that inventory levels are still in excess of market requirements. To some extent this is due to the fact that shipping lines reported better success at moving their own container equipment into demand locations in 2005, allowing them to manage their container inventories more efficiently. Traditionally, there is a strong third quarter demand for new dry cargo equipment as goods are exported to the United States, Europe and other locations for the Christmas market.
     The current price for a new twenty-foot dry cargo container is approximately $1,950 compared to $2,250 in early May. There may be additional downward pressure on new dry cargo container prices until inventories have declined. Cronos will monitor industry inventories of new dry cargo containers to determine if there are any other potential market implications.
     Cronos holds minimal inventories in factory locations and will place future orders as the leasing market requires.
     Shipping lines report high volumes of cargo on all major routes and the majority of the leading shipping lines have reported earnings growth in recent years.
     Off-hire inventories of containers declined throughout the world in 2004 as shipping lines employed more leased containers to meet the growth in containerized trade. This decline in inventories has resulted in substantial decreases in storage expenses. Declining inventories have also contributed to an increase in the proceeds realized on the sale of used containers, as fewer containers are available to meet the demand of buyers. Cronos will continue to dispose of off-hire inventories in locations where sales prices equal or exceed internal economic targets, and Cronos expects the rate of disposals to increase in 2005 if the leasing market shows signs of a significant slowdown.
     Based on current forecasts for world trade growth and predictions from industry analysts that demand will remain strong in 2005, Cronos does not expect a significant decline in utilization rates in 2005.
     See Item 1 – “Business” in the Company’s 2004 Form 10-K for a detailed description of the principal risks that attend the Company and its business.

The Cronos Group
Review of Cronos Fleet
     The Group operates a diversified fleet of containers. Specialized containers, comprising refrigerated containers, tanks and dry freight specials, accounted for 30% of the total fleet and 49% of the Cronos owned fleet (based on original equipment cost) at June 30, 2005. Due to their specialized nature, demand for certain of these containers is less likely to be affected by global economic downturns. The following table summarizes the composition of the total fleet at June 30, 2005, by operating segment and equipment type, based on original equipment cost.

	US Limited	Joint	Private
	Partnership	Venture	Container	Owned	Total
	Programs	Program	Programs	Containers	Fleet
Dry cargo containers	83%	62%	86%	51%	70%
Refrigerated containers	14%	18%	3%	22%	14%
Tank containers	3%	13%	7%	10%	8%
Dry freight specials:
CPCs	—	5%	—	8%	4%
Rolltrailers	—	—	2%	5%	2%
Other dry freight specials	—	2%	2%	4%	2%

Total	100%	100%	100%	100%	100%

     Of the $59 million of new container equipment added to the Cronos fleet in the first six months of 2005, $17 million was acquired for Owned Container operations and $42 million was acquired for Managed Container Programs. The following table summarizes the composition of the total fleet by operating segment at each of the periods indicated.

	Cronos Fleet (in TEU thousands) at,
	June 30,	December 31,	June 30,
	2005	2004	2004
US Limited Partnership Programs	81.1	86.4	90.0
Joint Venture Program	79.9	68.2	49.6
Private Container Programs	165.0	161.1	163.1
Owned Containers	117.6	123.6	124.6

Total Fleet	443.6	439.3	427.3

The Cronos Group
     Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
Analysis & Discussion
        Gross lease revenue (“GLR”) of $34.5 million for the second quarter of 2005 was $2.4 million, or 7%, higher than for the same period in 2004. Of the increase, $1.3 million was due to a larger fleet size and $1 million was due to the combined effect of the change in utilization and per diem rates. GLR increased for almost all product types, with the exception of refrigerated containers where GLR declined by $0.2 million due primarily to the disposal of older equipment at the end of its economic life.
        Direct operating expenses of $4.7 million for the three month period ended June 30, 2005, were $0.3 million, or 5%, lower than in the corresponding period of 2004 due primarily to reductions in activity-related costs. Handling and repair costs declined by a total of $0.2 million, reflecting the decline in container redeliveries.
        Operating segment information

	US
	Limited	Joint	Private
	Partnership	Venture	Container	Owned
(in thousands)	Programs	Program	Programs	Containers	Total
Three months ended June 30, 2005
Items directly attributable to segments:
- gross lease revenue	$6,089	$5,322	$11,762	$11,296	$34,469
- direct operating expenses	(999)	(325)	(1,881)	(1,483)	(4,688)

net lease revenue	5,090	4,997	9,881	9,813	29,781
- direct financing lease income	—	—	—	460	460
- payments to Managed Container Programs	(3,694)	(4,553)	(9,035)	—	(17,282)
- container depreciation	—	—	—	(4,469)	(4,469)
- container interest expense	—	—	—	(1,852)	(1,852)

Segment profit	$1,396	$444	$846	$3,952	$6,638

The Cronos Group
            US Limited Partnership Programs: Segment profit increased to $1.4 million in the three months ended June 30, 2005, compared to $0.9 million for the same period in 2004.
•	Net lease revenue for this segment declined by $0.3 million over the corresponding period in 2004 as the effect of the disposal of containers at the end of their useful economic life more than offset the improvement in fleet utilization and the reduction in direct operating expenses; and,

•	Payments to US Limited Partnership Programs declined by $0.8 million when compared to the corresponding period in 2004. The ratio of segment profit to net lease revenue increased to 27% in the second quarter of 2005, from 17% for the second quarter of 2004 as the management fee attributable to the performance of and the cash generated by the programs improved in line with the increase in disposal activity and higher levels of cash collections.
            Joint Venture Program: Segment profit increased to $0.4 million in the second quarter of 2005 compared to $0.3 million for the same period in 2004.
•	Net lease revenue for this segment increased by $1.5 million in the second quarter of 2005 reflecting the significant investment in additional equipment for the program; and,

•	Payments to the Joint Venture Program increased by $1.3 million in the second quarter of 2005, which corresponds with the increase in net lease revenue for this segment.
            Private Container Programs: Segment profit of $0.8 million in the second quarter of 2005 was almost unchanged from the same period of 2004.
•	Net lease revenue for this segment of $9.9 million represents an increase of $0.1 million when compared to the corresponding period of 2004; and,

•	Payments to Private Container Programs increased by $0.1 million in the second quarter of 2005 in line with the increase in net lease revenue. The ratio of segment profit to net lease revenue was approximately 8.5% for each of the second quarters of 2005 and 2004.
            Segment profit on Owned Containers for the second quarter of 2005 increased by $0.8 million over the same period in 2004.
•	Net lease revenue for this segment of $9.8 million was $1.4 million higher than in the corresponding period of 2004, reflecting the combined effects of increases in utilization, fleet size and lease per diems. The size of the owned container fleet declined in June 2005 when the Group sold approximately $8 million of containers to a Private Container Program;

•	Container depreciation of $4.5 million was almost unchanged from the same period in 2004 as the increase in depreciation attributable to new container additions offset the effect of the disposal of equipment at the end of its economic life; and,

•	Container interest expense of $1.9 million was $0.7 million higher than in the second quarter of 2004 due primarily to increases in US interest rates since the first quarter of 2004.
            Equipment trading revenue of $1.8 million for the second quarter of 2005 represented transactions undertaken in Scandinavia for which the Group used its relationships with equipment manufacturers to assist third parties to design and acquire their own equipment and organize delivery to designated locations. Equipment trading expenses represented equipment and related costs for this activity. The profit generated by equipment trading activity in the second quarter of 2005 was $0.2 million compared to $0.3 million for the same period of 2004.
            Commissions, fees and other income of $1.9 million for the second quarter of 2005 increased by $0.8 million when compared to the same period in 2004. The main changes were attributable to:
•	A $0.2 million increase in design and consultancy fee income reflecting a project undertaken with a European customer;

•	A $0.1 million increase in license fees earned on CPCs acquired by third parties; and,

•	An increase of $0.4 million on the gain recorded on the disposal of fixed assets due to the increased disposal proceeds realized on the sale of equipment at the end of its economic life (see discussion in “Market Overview” above).

The Cronos Group
            Selling, general and administrative expenses of $4.9 million in the second quarter of 2005 were $0.6 million higher than for the corresponding period of 2004, due primarily to a $0.6 million increase in legal costs for the TOEMT and Palatin legal actions.
            Income Taxes of $0.5 million for the second quarter of 2005 were $0.2 million higher than in the first quarter of 2004 reflecting the increase in Cronos profitability. The effective tax rate of 15% for the second quarter of 2005 is based on the best estimate by the Group of the expected tax rate to be applicable for the 2005 fiscal year.
            Equity in earnings of affiliate for the second quarter of 2005 was $0.1 million higher than in the corresponding period in 2004. This increase in earnings was due to the expansion of the container fleet in the Joint Venture Program, partially offset by increased interest costs and by unrealized exchange losses recorded on Euro denominated direct financing leases.
        Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
Overview
            Cronos reported net income of $7.1 million in the first half of 2005 compared to $2.9 million in the corresponding period of 2004. The increase in profitability can be attributed primarily to:
•	Strong leasing demand, reflecting the high volume of global container trade;

•	An increase in fleet size due to availability of funding for investment in new container production and, in particular, the growth and profitability of the Joint Venture Program;

•	Strong residual values for equipment at the end of its economic leasing life;

•	Income recognized on the recovery of amounts owed by a related party; and,

•	The discharge of amount payable to a Private Container Program.
Analysis & Discussion
            Gross lease revenue (“GLR”) of $68.5 million for the first six months of 2005 was $5.5 million, or 9%, higher than for the same period in 2004. Of the increase, $3.4 million was due to the increase in fleet size and $2.1 million was due to the combined effect of the change in utilization and per diem rates.
            Direct operating expenses of $9.2 million in the first half of 2005 were $2.7 million, or 23%, lower than in the corresponding period of 2004, due primarily to reductions in inventory-related and activity-related costs:
•	Storage expenses declined by $0.7 million due to the reduction in off-hire container inventories;

•	Repositioning expense declined by $1.2 million; and,

•	Handling and repair costs declined by a total of $0.8 million, reflecting the decline in container redeliveries.

The Cronos Group
     Operating segment information

	US
	Limited	Joint	Private
	Partnership	Venture	Container	Owned
(in thousands)	Programs	Program	Programs	Containers	Total
Six months ended June 30, 2005
Items directly attributable to segments:
- gross lease revenue	$12,249	$10,312	$23,623	$22,289	$68,473
- direct operating expenses	(1,862)	(676)	(3,706)	(2,996)	(9,240)

net lease revenue	10,387	9,636	19,917	19,293	59,233
- direct financing lease income	—	—	—	813	813
- payments to Managed Container Programs	(7,665)	(8,770)	(18,104)	—	(34,539)
- container depreciation	—	—	—	(8,953)	(8,953)
- container interest expense	—	—	—	(3,458)	(3,458)

Segment profit	$2,722	$866	$1,813	$7,695	$13,096

The Cronos Group
            US Limited Partnership Programs: Segment profit increased to $2.7 million for the six months ended June 30, 2005, compared to $1.9 million for the same period of 2004.
•	Net lease revenue for this segment increased by $0.3 million over the corresponding period in 2004. Direct operating expenses declined by $1.2 million, reflecting lower inventory-related and activity-related costs. GLR declined by $0.9 million as the increase in revenue attributable to the improvement in fleet utilization and lease per diem rates was more than offset by the disposal of containers at the end of their useful economic life; and,

•	Payments to US Limited Partnership Programs declined by $0.6 million when compared to the corresponding period in 2004. The ratio of segment profit to net lease revenue increased to 26% in the first half of 2005, from 18% in the first half of 2004 as the management fee attributable to the cash generated by the programs improved in line with the increase in disposal activity and higher levels of cash collections.
            Joint Venture Program: Segment profit increased to $0.9 million in the second half of 2005 from $0.6 million in the same period of 2004.
•	Net lease revenue for this segment increased by $3.1 million in the first six months of 2005 reflecting the significant investment in additional equipment for the program; and,

•	Payments to the Joint Venture Program increased by $2.8 million in the first half of 2005, which is in line with the increase in net lease revenue for this segment.
            Private Container Programs: Segment profit increased to $1.8 million in the six months ended June 30, 2005, from $1.1 million in the same period of 2004.
•	Net lease revenue for this segment increased by $1.9 million when compared to the first six months of 2004. The improvement in fleet utilization resulted in a $0.5 million increase in GLR and a $1.3 million reduction in inventory-related and activity-related direct operating expenses; and,

•	Payments to Private Container Programs increased by $1.2 million over the corresponding period of 2004. The ratio of segment profit to net lease revenue increased to 9% in the first half of 2005, from 6% in the same period of 2004. The level of payments to Private Container Programs with variable payment terms increased in line with net lease revenue. Under the variable payment basis, the amount payable to the Private Container Program is based on the rentals to the ocean carriers after deducting direct operating expenses and the compensation earned by Cronos for managing the equipment. The level of payments to Private Container Programs with fixed payment terms declined as a result of changes that were made by the Group to agreements with two container owners in the fourth quarter of 2004. In the first case, the Group amended the terms of a fixed payment agreement, and the amended agreement is now accounted for as a capital lease obligation in the Owned Container segment. In the second case, the Group purchased approximately $1 million of containers from the container owner thereby terminating the fixed payment agreement.
            Segment profit on Owned Containers for the first half of 2005 increased by $1.6 million when compared to the same period in 2004.
•	Net lease revenue of $19.3 million was $2.9 million, higher than in the corresponding period of 2004 reflecting the combined effects of increases in utilization, fleet size and lease per diems;

•	Container depreciation of $9 million was $0.2 million higher than in the same period of 2004 as the increase in depreciation attributable to new container additions more than offset the effect of the disposal of equipment at the end of its economic life; and,

•	Container interest expense of $3.5 million was $1.2 million higher than in the first half of 2004 due primarily to increases in US interest rates.
            Equipment trading revenue of $2 million for the first half of 2005 represented transactions undertaken in Scandinavia for which the Group used its relationships with equipment manufacturers to assist a third party to design and acquire their own equipment and organize delivery to designated locations. Equipment trading expenses represented equipment and related costs for this activity. The profit generated by

The Cronos Group
equipment trading activity in the first six months of 2005 was $0.4 million lower than in the same period of 2004, reflecting a reduction in the number of transactions undertaken.

The Cronos Group
            Commissions, fees and other income of $3 million for the first half of 2005 increased by $1.3 million when compared to the same period of 2004. The main changes were attributable to:
•	A $0.4 million increase in design and consultancy fee income reflecting a project undertaken with a European customer;

•	An increase of $0.6 million on the gain recorded on the disposal of fixed assets due to the increased disposal proceeds realized on the sale of equipment at the end of its economic life (discussion in “Market Overview” above); and,

•	A $0.1 million increase in fees earned on the disposal of containers owned by Managed Container Programs that again reflected the strong market for used containers.
            Gain on settlement of litigation: In January 2005, the Group completed the sale of the Amersham Estate. The order for the sale of the Amersham Estate had been directed by the UK courts so that the proceeds of the sale could be applied to discharge two charging orders that the Group had secured against Stefan M. Palatin, a former chairman of the Group, and his beneficial interest in the Amersham Estate. The Group received a total of $2.613 million in respect of the two charging orders and related interest.
            The first charging order secured by Cronos was in respect of the remaining principal balance of $1.280 million owed under a loan note by Mr. Palatin and related interest of $0.347 million.
            The second charging order was secured in respect of additional amount of $0.500 million owed by Mr. Palatin and related interest of $0.486 million.
            In December 2004, the Group conducted a review of the $2.613 million proceeds expected on the sale of the Amersham Estate (the “Amersham Estate”). The Group concluded that the loan note subject to the first charging order was recoverable and accordingly, the $1.280 million reserve that had previously been recorded against the principal balance of the loan note in 1997 was reversed and the receivable reinstated in December 2004. The remaining proceeds of $1.333 million expected on the sale of the Amersham Estate, comprised the second charging order and interest due in connection with the first and second charging orders. A receivable had not previously been recorded for these items. The Group concluded that as these items represented contingent gains, they should not be recognized until the consummation of the sale of the Amersham Estate and the settlement of all contingencies requisite to the distribution of funds to the Group. Accordingly, the $1.333 million of additional proceeds were recognized in the first quarter of 2005 on the completion of the sale of the property and the distribution of the amounts due to Cronos under the charging orders.
            Selling, general and administrative expenses of $10.7 million in the first six months of 2005 were $2.1 million higher than for the corresponding period of 2004. The primary reasons for the increase were:
•	A $0.7 million increase in manpower costs due to changes in salary levels in line with inflation and other pay awards due to the recruitment of additional employees to support both the growth in the business and the additional corporate governance and compliance workload;

•	An increase of $1 million in legal costs for the TOEMT and Palatin legal actions; and,

•	$0.2 million of severance costs for a minor restructuring progam that was announced and implemented in the first quarter of 2005.

The Cronos Group
            Recovery of amount payable to a Managed Container Program: In 2003 the Group entered into a settlement agreement (the “Settlement Agreement”) with a group of Austrian investment entities collectively known as “Contrin”.
            The Settlement Agreement provided for Cronos to pay Contrin a total of $3.5 million if the Group was unable to foreclose the charging orders against the Amersham Estate by the third anniversary of the effective date of the settlement (December 17, 2006). In addition, had the net proceeds of foreclosure of the Amersham Estate in satisfaction of the charging orders and any charging order obtained by the Group to enforce an Austrian judgment totaled less than $3.5 million, then the Group agreed to make up the difference.
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
            In the first quarter of 2005, the Group, Contrin, and the TOEMT liquidator settled their differences with respect to the allocation of the proceeds remaining from the sale of the Amersham Estate after discharging the Cronos charging orders (the “Amersham Surplus Proceeds”), agreeing to an allocation of such proceeds between Contrin and the liquidator. This agreement was approved by the Court supervising the TOEMT liquidation in April 2005. Under the agreement, Contrin was allocated Amersham Surplus Proceeds in an amount sufficient to fully discharge the Group’s remaining payment obligations to Contrin under the terms of Settlement Agreement.
            In March 2005, the total payable to Contrin in the Cronos financial statements of $0.790 million, comprising the balance of the 1997 reserve of $0.703 million and interest accrued since the date of the 2003 Settlement Agreement of $0.087 million was recognized as income.
            Income Taxes of $1 million for the first six months of 2005 were $0.4 million higher than in the first half of 2004 reflecting the increase in Cronos’ profitability. The effective tax rate of 15% for the first half of 2005 is based on the best estimate by the Group of the expected tax rate to be applicable for the 2005 fiscal year.
            Equity in earnings of affiliate for the first half of 2005 was $1.5 million compared to $1.2 million for the same period in 2004. This increase in earnings is primarily due to the expansion of the container fleet in the Joint Venture Program.

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
            Cash flows relating to gross lease revenue are largely dependent upon the timely collections of lease revenues from shipping lines. At June 30, 2005, the amount due from lessees was $26.5 million, representing an increase of $1.4 million from the position at December 31, 2004. This increase is due to the increase in the amounts billed for gross lease revenue and disposal proceeds in the first half of 2005. Based on loss experience for the last twelve years, bad debts have approximated 1% of lease revenues. The Group monitors the aging of lease receivables, collections and the credit status of existing and potential customers. There is always a risk that some shipping lines may experience financial difficulty. Any resultant material increase in the level of bad debts could potentially affect the ability of the Group to meet its operating and other commitments.
            The Group utilizes the proceeds arising from the transfer of equipment held for resale to Managed Container Programs to pay the related amount due to container manufacturers. At June 30, 2005, the Group held $11.9 million of container equipment for resale to Managed Container Programs, including the Joint Venture Program. This represented a decline of $5.2 million from the position at December 31, 2004, and was due to the resale of equipment to Managed Container Programs in the first six months of 2005.
            Proceeds generated by the sale of Owned Containers at the end of their economic life are utilized in the first instance to repay any related outstanding balance under a debt or capital lease facility.
            The Group utilizes surplus cash balances to make short-term debt repayments and thereby reduce interest expense. Such amounts may be redrawn at a later date for operating activities and other purposes.
            The ability of the Group to add new equipment to both its owned and managed fleets was one of the main reasons for the improvement in profitability in the first half of 2005 and in recent years. Cronos recognizes that its ability to secure funding from third parties in order to expand its container fleet is crucial to its future growth and profitability.

The Cronos Group
            On August 1, 2005, the Company completed the first phase of a funding restructuring program. This involved a series of transactions that were closed in June or August of 2005. The key features of this program to date are:
            On June 15, 2005, as reported by the Company in its Report on Form 8-K of the same date:
•	the maximum debt commitment available to the Joint Venture Program increased from $150 million to $300 million.
            On August 1, 2005, as reported by the Company in its Report on Form 8-K of the same date:
•	the Group increased its aggregate equity contribution commitment to the Joint Venture Program from $20 million to $30 million;

•	the Group sold $73.8 million of equipment that had been financed in the Revolving Credit Facility to the Joint Venture Program. This equipment was sold at book value and accordingly no gain or loss arose on the sale;

•	the Group utilized part of the proceeds generated by the sale of equipment to repay a debt facility with an outstanding balance of $16.2 million;

•	the maximum debt commitment available under the Revolving Credit Facility was reduced from $70 million to $45 million;

•	the interest rate on the Revolving Credit Facility declined by 25 basis points; and,

•	following these transactions, the outstanding debt balance on the Revolving Credit Facility on August 1 was $21.1 million.
            The ultimate objective of the funding restructuring program is to securitize the indebtedness of the Joint Venture Program within one year. This should result in a further reduction in the cost of debt and allow the Group to be more competitive in bidding for leasing transactions. The sale of the container assets to the Joint Venture Program will allow it to achieve the minimum level of indebtedness required for a securitization within the target timeframe and has generated sufficient cash to allow Cronos to fund the increased equity contributions required from the Group for the expansion of the Joint Venture Program. Although the Group will earn a fee for managing the equipment owned by the Joint Venture Program and is entitled to 50% of the net income generated by the Joint Venture Program, the sale of the container assets will reduce the Group’s net income in the short-term. It is estimated that the Group’s net income for the third quarter of 2005 will decline by $0.3 million as a result of the sale. Over the longer-term, the securitization of the indebtedness of the Joint Venture Program should result in increased growth and profitability for Cronos. While the Group expects the indebtedness of the Joint Venture Program to be securitized within one year, there can be no assurance that its debt can be securitized or that the expected interest cost savings will materialize.
            Traditionally, Cronos has utilized funding from each of its operating segments to expand its container fleet.
            Owned Containers: The primary debt facilities include financial covenants that are tested on a quarterly basis and measure minimum tangible net worth, the maximum level of total liabilities to tangible net worth, the maximum level of debt and capital lease obligations to tangible net worth, interest expense coverage and debt service coverage. At June 30, 2005, the Group was in compliance with these covenants. The breach of a covenant constitutes an event of default.
            Under the terms of a loan facility, the Group is required to hold minimum balances on deposit in a restricted cash account. The calculation of the minimum balance is based on projected future interest payments and the balance required will usually increase in line with the loan balances. The accounts would be utilized in the event that adequate funds were not available to meet the scheduled debt service payments.
            At June 30, 2005, the Group had $143 million of available container borrowing facilities under which $126.9 million was outstanding. In addition, the Group had $1.9 million of unutilized credit facilities that are available, if required, for operating activities.
            The primary source of debt funding available to the Group is its Revolving Credit Facility. As discussed herein, the Revolving Credit Facility was amended to the effect that the maximum commitment of

The Cronos Group
the lenders reduced from $70 million to $45 million on August 1, 2005. Under the terms of the amended facility the revolving credit was extended until July 31, 2007, and unless the revolving credit period is extended on that date,the balance outstanding as of July 31, 2007, will be repaid over three years. The interest rate under the amended facility has declined to one-month libor plus 200 hundred basis points from one-month libor plus 225 basis points.
            The Group utilizes the Revolving Credit Facility to fund the acquisition of new equipment and to refinance existing debt and capital lease facilities. New equipment is funded 80% by debt and 20% by cash provided by the Group. The Group usually makes monthly repayments under the Revolving Credit Facility and, from time to time, may sell equipment that has been financed by the facility to Managed Container Programs. Any such reductions to the facility may be redrawn to fund the acquisition of new equipment subject to the satisfaction of certain conditions relating to the maintenance of minimum collateral levels. The balance of funds available under the Revolving Credit Facility will be utilized to purchase new equipment.
            In addition to the Revolving Credit Facility, the Group finances the acquisition of equipment with term debt and capital lease facilities. In 2004, the Group secured an additional $9.2 million of funding under such facilities. The Group enters into annual discussions with lenders in order to increase the amounts available under existing facilities and to add new facilities. In 2005, the Group has secured approximately $15 million of additional funding under term debt and capital lease obligation facilities. Based on current discussions with a number of lenders, the Group expects that the amount of funding provided by these lenders will increase in 2005.
            Joint Venture Program: The Joint Venture Program has been a major source of funding for the Group since its inception in 2002. As discussed herein, the level of available debt funding was increased in June 2005. Under the amended facility, there will be a one year revolving line of credit which will be renewed annually. The first renewal date will be June 2006 and, if the facility is not renewed, the debt balance outstanding on that date will be repaid over a period of ten years with the repayments equaling 10% per annum of the outstanding balance. The future growth of the Joint Venture Program may be constrained if the revolving credit facility is not renewed on an annual basis or if the Group cannot provide the 10% cash required for its equity contribution.
            Private Container Programs: The growth experienced in global container trade in recent years has attracted capital to this segment. Private Container Programs acquired over $20 million of new container equipment in 2004 and approximately $17 million of equipment in the first half of 2005. Based on current negotiations with several Private Container Programs, the Group expects that the level of capital invested in new container equipment will grow in 2005.
            US Limited Partnership Programs: During 2004, the Group introduced a new US Limited Partnership Program. This program was designed to raise a maximum of $25 million of proceeds from limited partners and, subject to the discretion of the General Partner, seek to augment the size of its container fleet by financing the purchase of additional equipment under loan facilities secured from commercial lenders. The program’s offering period closed on July 1, 2005. The program has raised $7.6 million of proceeds and acquired approximately $6.9 million of new container equipment from the Group since inception.

The Cronos Group
            Cash Flow Statements for the Six Months ended June 30, 2005 and 2004
            Cash Provided By Operating Activities: Net cash provided by operating activities during the first six months of 2005 was $15.2 million, an increase of 32% over the same period in 2004. The increase was primarily due to:
•	Increased cash collections of $16.8 million when compared to the first six months of 2004. This was due to the combined effect of the increase in the amounts billed and collected for gross lease revenue and container sales;

•	The receipt of $1.333 million on the distribution of the proceeds from the sale of the Amersham Estate; and,

•	A $1.5 million decline in payments for direct operating expenses and other payables.
The increase in cash flow attributable to these items was partially offset by:
•	Increased distributions to Managed Container Programs of approximately $14.9 million during the first half of 2005, reflecting the increase in GLR and the reduction in direct operating expenses for these programs, and,

•	Increased payments for interest expense and for selling, general and administrative expenses.
During the six months ended June 30, 2005, the Group sold $50.6 million equipment that had been held for resale, to Managed Container Programs. The proceeds were utilized to make the related payment to the container manufacturers.
            Cash Used In Investing Activities: Investing activities include the acquisition of containers for the Group’s owned container fleet, the purchase of other assets related to the operation of the worldwide Cronos office network, and equity investments in the Joint Venture Program. Net cash used in investing activities during the first six months of 2005 was $16.7 million and included the following items:
•	The Group paid $19.6 million for container equipment and equipment placed on direct finance leases;

•	The Group invested a further $1.9 million in the Joint Venture Program to fund its equity share of container purchases made by the program; and,

•	The Group received $4.7 million from the disposal of container equipment at the end of its useful economic life.
Net cash used in investing activities during the first six months of 2004 was $11.6 million and included the following items:
•	The Group paid $19.4 million for new container equipment of which $5 million was sold to a Private Container Program;

•	The Group realized a further $3.8 million on the disposal of equipment at the end of its economic life; and,

•	The Group made a contribution of $0.9 million to the Joint Venture Program to fund its equity share of container purchases made by the program.
            Cash (Used In) Provided By Financing Activities: Net cash used in financing activities during the first half of 2005 was $0.9 million and included the following items:
•	The Group utilized $12.1 million of debt funding to finance the purchase of container equipment;

•	The Group made repayments of $14.2 million to financial institutions which included $5.4 million prepaid to the Group’s Revolving Credit Facility using surplus cash in order to reduce interest expense;

•	The Group paid dividends totalling $0.7 million to its shareholders;

•	The Group received $0.3 million upon the issuance of new shares pursuant to the terms of the 1999 Stock Option Plan and the Non-Employee Directors Equity Plan;

•	The Group received $1.280 million from the recovery of a related party loan; and,

•	The minimum restricted cash balance requirement declined by $0.4 million under the restructuring terms of a debt facility.

The Cronos Group
Net cash provided by financing activities during the first six months of 2004 was $0.4 million and included the following items:
•	The Group utilized $19 million of debt to fund equipment acquisitions;

•	The Group repaid $17.9 million to financial institutions, which comprised $5 million received on the equipment sale to a Private Container Program, $5.4 million of scheduled repayments, and $7.5 million prepaid using surplus cash balances to reduce interest expense; and,

•	The Group paid a dividend of $0.3 million to its shareholders.
Capital Resources
            Capital Expenditures and Commitments
            The Group purchases new containers for its own account and for resale to Managed Container Programs and other parties. At June 30, 2005, the Group owed container manufacturers $18.6 million for equipment. The Group intends to fund $6.6 million of this equipment utilizing new and existing debt and capital lease facilities, $11.7 million from sales to Managed Container Programs and $0.3 million from sales to customers under equipment trading transactions.
            In addition, the Group had outstanding orders to purchase container equipment of $20.5 million at June 30, 2005. Of this amount, the Group intends to sell $13.4 million to the Joint Venture Program and $0.1 million to a third party under an equipment trading transaction. The remaining $7 million will be financed by the Group using existing container funding facilities and cash.
            In February 2005, the Group acquired 100% ownership of a variable interest entity in which it held a 0.01% share. The Group had determined that it was the primary beneficiary of the variable interest entity in December 1993. The debt held by the variable interest entity was restructured in February 2005. In connection with this restructuring, the Group issued a guarantee for $10 million of the outstanding debt and the lender cancelled an option to acquire 25% of the variable interest entity. In addition, 200,000 warrants to purchase 200,000 common shares of the Company were cancelled effective February 4, 2005. The warrants, which were exercisable at $4.41 per share, were held by the lender to the variable interest entity under the restructured debt facility. See the Group’s Report on Form 8-K report filed with the SEC on February 10, 2005. The outstanding debt balance was repaid in full on August 1, 2005, as part of the funding restructuring program (see additional discussion herein).
            In March, 2005, the Board of Directors declared a dividend of $0.06 per common share for the second quarter of 2005. This dividend was approved by shareholders at the 2005 annual meeting and was paid on July 15, 2005.
            On August 4, 2005, the Board of Directors declared a dividend of $0.07 per common share for the third quarter of 2005, payable in October 2005.
            The Group believes that it has sufficient capital resources to support its operating and investing activities for the next twelve months.
            Critical Accounting Policies and Estimates
            Critical accounting policies are those that reflect significant judgments or uncertainties, and potentially may result in materially different results under different assumptions and conditions. Management has identified the following critical accounting policies that should be read in conjunction with the Group’s 2004 consolidated financial statements on Form 10-K:
•	Container equipment – depreciable lives

•	Container equipment – valuation

•	Deferred taxation

•	Allowance for doubtful accounts

•	Goodwill

The Cronos Group
•	Reporting lease revenue on a gross basis for Managed Container Programs

•	US Limited Partnership Programs – evaluation of expected losses and expected residual returns in accordance with FIN 46R.

The Cronos Group
Item 3 — Quantitative and Qualitative Disclosures about Market Risk
            Interest rate risk: Outstanding borrowings are subject to interest rate risk. Approximately 93% of total borrowings had floating interest rates at June 30, 2005. The Group conducted an analysis of borrowings outstanding at June 30, 2005 and found that if a 10% increase were applied to variable interest rates, the effect would be to reduce annual cash flows by $0.8 million.
            Exchange rate risk: Substantially all purchases of container equipment are in US dollars. In 2004, approximately 95% of the Group’s revenues were billed and paid in US dollars, and approximately 84% of expenses were incurred and paid in US dollars. For non-US dollar denominated revenues and expenses, the Group may enter into foreign currency contracts to reduce exposure to exchange rate risk. Of the non-US dollar expenses, approximately 70% were individually small, unpredictable and were incurred in various denominations. Thus, such amounts are not suitable for cost-effective hedging.
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
            There have been no significant changes in the Group’s internal controls or in other factors that could significantly affect the Group’s internal controls during the quarter ended June 30, 2005.

The Cronos Group
PART II — OTHER INFORMATION
            Item 1 — Legal Proceedings
            TOEMT Litigation
            Since the 1980s the Group has managed containers for Transocean Equipment Manufacturing and Trading Limited (“TOEMT (UK)”), an English company. A separate company by the same name was registered in the Isle of Man (“TOEMT (Isle of Man)”). Both TOEMTs are in liquidation in England, represented by the same liquidator. On December 13, 2004, the liquidator filed his “ordinary application” (in the nature of a complaint) in the High Court of Justice, Chancery Division, Companies Court, London, against the Company and two of its subsidiaries, Cronos Containers N.V. (“CNV”) and Cronos Containers (Cayman) Limited (“CAY”) (collectively the “Respondents”). See the 8-K report filed with the SEC on January 13, 2005.
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
            The liquidator alleges that the Respondents “knowingly” were parties to the carrying on of the business of the two TOEMTs to defraud the creditors of the two TOEMTs by reason of:
•	The transfer on or about November 25, 1991, to TOEMT (UK) of 5,500,000 ordinary shares of the Group in consideration of the contribution of assets by TOEMT (UK) to the Group worth approximately $16 million, which 5,500,000 ordinary shares were then redeemed and/or transferred to Palatin and/or his nominee for no or no proper consideration;

•	The transfer on or about December 31, 1991, to TOEMT (UK) of 90,000 preference shares (worth approximately $9 million) which were then transferred to Barton Holding Limited (a company allegedly controlled by Palatin) for no or no proper consideration, and a loan which the liquidator alleges not to have been repaid;

•	The making of various payments (amounting to in excess of $0.9 million) between approximately June 1993 and February 1996 by CNV to third parties, including Palatin or entities in which he was interested and / or his associates, which payments were made otherwise than for any legitimate commercial purpose or any other purpose of the TOEMTs’ businesses or interests;

•	The making of improper cash withdrawals (amounting to in excess of $2 million), between approximately December 1991 and June 1999 from TOEMT (UK)’s bank accounts, with the assistance of CNV, which withdrawals were allegedly for the benefit of Palatin and / or his wife rather than for any legitimate commercial purpose or other purpose of the TOEMTs’ businesses or interests; and,

•	The diversion between 1991 and 1993 (with the assistance of CNV) of TOEMT (UK)’s container business to TOEMT (Isle of Man), for no or for no proper consideration.
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

The Cronos Group
            On May 3, 2005, the Respondents filed their application with the court to set aside the court’s order granting the liquidator permission to serve his ordinary application on the Respondents and, alternatively, for an order granting Respondents summary judgment against the liquidator on his claims. A hearing on the Respondents’ application was heard between July 18 and 20, 2005, at the conclusion of which the court struck out from the liquidator’s application his claim of diversion of TOEMT (UK)’s container business to TOEMT (Isle of Man), but otherwise set over the hearing until October 4, 2005, pending the liquidator’s filing of a comprehensive specification of his claims against the Respondents. The Group believes that the liquidator’s claims are wholly without merit. If the Respondents’ motion is not granted in full, then the Group intends to vigorously defend the liquidator’s claims.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
            Not applicable
Item 3 — Defaults Upon Senior Securities
            Not applicable
Item 4 — Submission of Matters to a Vote of Security Holders
            The Company held its 2005 annual meeting of shareholders on June 9, 2005, in Luxembourg. The record date of the meeting was fixed by the Board of Directors of the Company at April 12, 2005. As of the record date, the Company had 7,286,602 common shares outstanding. The holders of 6,849,444 common shares of the Company were represented at the 2005 annual meeting of shareholders, in person or by proxy, thus constituting a quorum of the shareholders for the meeting.
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
Proposal No. 1
            The election of two directors, Robert M. Melzer and S. Nicholas Walker, to serve three-year terms expiring in 2008.

Nominee	Vote	Count
Robert M. Melzer	For	6,840,164

	Authority Withheld	9,280

Stephen Nicholas Walker	For	6,840,164

	Authority Withheld	9,280
            Each of management’s two nominees for director was elected to the Board to serve three-year terms expiring at the conclusion of the annual shareholders’ meeting held for 2008.

The Cronos Group
Proposal No. 2
            The approval of the 2005 Equity Incentive Plan.

Vote	Count
For	3,756,634

Against	1,486,527

Abstain	6,075

Broker Non-Votes	1,600,208
            Proposal No. 2 was approved.
Proposal No. 3
            The approval of the declaration of a dividend of six (6) cents per common share for the second calendar quarter of 2005, payable July 15, 2005, to shareholders of record as of the close of business on June 24, 2005.

Vote	Count
For	6,845,289

Against	3,655

Abstain	500

Broker Non-Votes	0
            Proposal No. 3 was approved.
Proposal No. 4
            The approval of the extension of the Board’s authority to implement a common share repurchase program until December 1, 2006.

Vote	Count
For	5,243,031

Against	5,105

Abstain	1,100

Broker Non-Votes	1,600,208
            Proposal No. 4 was approved.

The Cronos Group
Proposal No. 5
            The approval of the Company’s appointment of Deloitte S.A. as the Company’s independent auditors for the year ending December 31, 2005, and the grant of authorization to the Board of Directors to fix the compensation of the independent auditors.

Vote	Count
For	6,836,249

Against	6,105

Abstain	7,090

Broker Non-Votes	0
                  Proposal No. 5 was approved.
Proposal No. 6
            The approval of the appointment of Fiduciaire Probitas S.a.r.l. as Luxembourg statutory auditors for the unconsolidated accounts of the Company for the year ending December 31, 2005, and the authorization of the Board of Directors to fix the compensation payable to the statutory auditors.

Vote	Count
For	6,821,374

Against	18,480

Abstain	9,590

Broker Non-Votes	0
            Proposal No. 6 was approved.
Proposal No. 7
            The approval of the consolidated and unconsolidated financial statements of the Company for the year ended December 31, 2004, and the reports of the Company’s Board and of the independent auditors thereon.

Vote	Count
For	6,833,889

Against	3,855

Abstain	11,700

Broker Non-Votes	0

The Cronos Group
            Proposal No. 7 was approved.

The Cronos Group
Proposal No. 8
            The discharge of Dennis J. Tietz, Peter J. Younger, Maurice Taylor, Charles Tharp, S. Nicholas Walker, and Robert M. Melzer, pursuant to Article 74 of the Luxembourg Companies Law, from the execution of their mandate as directors of the Company for the year ended December 31, 2004.

Vote	Count
For	6,831,439

Against	4,855

Abstain	13,150

Broker Non-Votes	0
            Proposal No. 8 was approved.
Proposal No. 9
            A proposal to discharge Fiduciaire Probitas S.a.r.l. from the execution of its mandate as Luxembourg statutory auditors (“Commissaire aux comptes”) of the Company for the year ended December 31, 2004.

Vote	Count
For	6,830,889

Against	6,355

Abstain	12,200

Broker Non-Votes	0
                  Proposal No. 9 was approved.
Proposal No. 10
            The approval of the allocation of the profit / loss reported by the Company for the year ended December 31, 2004.

Vote	Count
For	6,834,178

Against	8,691

Abstain	6,575

Broker Non-Votes	0
                  Proposal No. 10 was approved.

The Cronos Group
Item 5 — Other Information
            Not applicable
Item 6 — Exhibits

(a)	Exhibits

Number	Exhibit

10.1	Amendment No. 1, dated as of June 15, 2005 to the Amended and Restated Management Agreement, dated as of June 15, 2004, by and between CF Leasing Ltd and Cronos Containers (Cayman) Ltd.

10.2	Amendment No. 3, dated as of June 15, 2005 to the Members Agreement, dated September 18, 2002, among CF Leasing Ltd, FB Aviation & Intermodal Finance Holding BV and Cronos Containers (Cayman) Ltd.

31.1	Rule 13a-14 Certification

31.2	Rule 13a-14 Certification

32	Section 1350 Certifications
Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
THE CRONOS GROUP

SIGNATURE		TITLE	DATE
By	/s/ PETER J. YOUNGER	President and Chief Operating Officer	August 10, 2005
Peter J. Younger

	/s/ FRANK P. VAUGHAN	Chief Financial Officer,	August 10, 2005
	Frank P. Vaughan	Senior Vice President
(Principal Financial and Accounting Officer)

The Cronos Group
Exhibit Index

Number	Exhibit	Page
10.1	Amendment No.1, dated as of June 15, 2005 to the Amended and Restated Management Agreement, dated as of June 15, 2004, by and between CF Leasing Ltd and Cronos Containers (Cayman) Ltd.	E1

10.2	Amendment No.3, dated as of June 15, 2005 to the Members Agreement, dated September 18, 2002, among CF Leasing Ltd, FB Aviation & Intermodal Finance Holding BV and Cronos Containers (Cayman) Ltd.	E5

31.1	Rule 13a-14 Certification	E 9

31.2	Rule 13a-14 Certification	E10

32	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *	E11

*	This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not deemed to be “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.