Form 10-Q
period 2005-09-30
CRONOS GROUP
filed 2005-11-14
CIK 919869

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2005
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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☑
     The number of Common Shares outstanding as of November 14, 2005:

Class	Number of Shares Outstanding
Common	7,439,959

The Cronos Group

The Cronos Group
PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements
     Management Representation
          Unless the context indicates otherwise, the “Company” means The Cronos Group excluding its subsidiaries, and “Cronos” or the “Group” means The Cronos Group including its subsidiaries.
          The condensed unaudited consolidated interim financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading.
          These condensed unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K.
          This financial information reflects, in the opinion of management, all adjustments necessary (consisting of normal recurring accruals) to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.
          The information in this Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the securities laws. These forward-looking statements reflect the current view of the Group with respect to future events and financial performance and are subject to a number of risks and uncertainties, many of which are beyond the Group’s control. All statements, other than statements of historical facts included in this report, regarding the Group’s strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of the Group are forward-looking statements. When used in this report, the words “will”, “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. All forward-looking statements speak only as of the date of this report. The Group does not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

The Cronos Group
(US dollar amounts in thousands, except per share amounts)
Condensed Unaudited Consolidated Statements of Income and Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Gross lease revenue	$35,007	$33,780	$103,480	$96,795
Equipment trading revenue	260	658	2,210	4,032
Commissions, fees and other income:
- Related parties	209	264	614	714
- Unrelated parties	1,187	646	3,737	1,870
- Gain on settlement of litigation	—	—	1,333	—

Total revenues	36,663	35,348	111,374	103,411

Direct operating expenses	4,264	4,218	13,504	16,177
Payments to Managed Container Programs:
- Related parties	11,381	8,360	27,816	22,595
- Unrelated parties	9,177	9,626	27,281	26,543
Equipment trading expenses	227	614	1,978	3,413
Depreciation and amortization	3,293	4,634	12,463	13,599
Selling, general and administrative expenses	5,635	5,070	16,337	13,648
Interest expense	1,562	1,365	4,937	3,713
Recovery of amount payable to Managed Container Program	—	—	(703)	—

Total expenses	35,539	33,887	103,613	99,688

Income before income taxes and equity in earnings of affiliate	1,124	1,461	7,761	3,723
Income taxes	(169)	(276)	(1,154)	(868)
Equity in earnings of unconsolidated affiliate	1,238	851	2,692	2,040

Net income	2,193	2,036	9,299	4,895
Other comprehensive income:
- change in fair value of forward exchange contracts, net of tax	—	—	—	325
- change in fair value of derivatives held by affiliate, net of tax	483	241	669	72

Comprehensive income	$2,676	$2,277	$9,968	$5,292

Basic net income per common share	$0.30	$0.28	$1.26	$0.67

Diluted net income per common share	$0.27	$0.26	$1.17	$0.63

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

The Cronos Group
(US dollar amounts in thousands, except per share amounts)
Condensed Unaudited Consolidated Balance Sheets

	September 30,	December 31,
	2005	2004
Assets
Cash and cash equivalents	$17,009	$17,579
Restricted cash	250	1,489
Amounts due from lessees, net	28,151	25,136
Amounts receivable from Managed Container Programs	2,904	3,386
New container equipment for resale	18,839	17,116
Net investment in direct financing leases	13,276	7,382
Investments in unconsolidated affiliates	28,609	15,364
Container equipment, net	105,585	166,584
Other equipment, net	1,179	963
Goodwill, net	11,038	11,038
Other intangible assets, net	392	533
Related party loan receivable	—	1,280
Other assets	3,166	3,899

Total assets	$230,398	$271,749

Liabilities and shareholders’ equity
Amounts payable to Managed Container Programs	$27,246	$22,034
Amounts payable to container manufacturers	37,306	27,838
Direct operating expense payables and accruals	4,972	5,592
Other amounts payable and accrued expenses	6,398	8,810
Debt and capital lease obligations	63,937	127,953
Current and deferred income taxes	3,608	3,238
Deferred income and unamortized acquisition fees	6,912	5,925

Total liabilities	150,379	201,390

Shareholders’ equity
Common shares issued (7,547,668; 7,381,349 shares)	15,096	14,763
Additional paid-in capital	44,717	45,358
Common shares held in treasury (112,000 shares)	(297)	(297)
Accumulated other comprehensive income	899	230
Restricted retained earnings	1,832	1,832
Retained earnings	17,772	8,473

Total shareholders’ equity	80,019	70,359

Total liabilities and shareholders’ equity	$230,398	$271,749

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

The Cronos Group
(US dollar amounts in thousands, except per share amounts)
Condensed Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2005	2004
Net cash provided by operating activities	$21,989	$18,369

Cash flows from investing activities
Purchase of container and other equipment	(24,338)	(25,819)
Investment in unconsolidated affiliate	(9,654)	(2,822)
Investment in equipment acquired for direct financing lease	(6,689)	(57)
Proceeds from sales of container and other equipment	82,090	11,233

Net cash provided by (used in) investing activities	41,409	(17,465)

Cash flows from financing activities
Proceeds from issuance of term debt	20,744	23,864
Repayments of term debt and capital lease obligations	(86,395)	(22,354)
Dividend paid	(1,170)	(508)
Recovery of related party loan	1,280	—
Issue of common stock	334	—
Restricted cash	1,239	(509)

Net cash (used in) provided by financing activities	(63,968)	493

Net (decrease) increase in cash and cash equivalents	(570)	1,397

Cash and cash equivalents at beginning of period	17,579	8,432

Cash and cash equivalents at end of period	$17,009	$9,829

Supplementary disclosure of cash flow information:
Cash paid during the period for:
- interest	$5,256	$3,026
- income taxes	818	894
Cash received during the period for:
- interest	196	25
- income taxes	53	—
Non-cash activities:
- container equipment acquired under capital lease	1,495	4,820
- container equipment transferred to direct financing leases	1,279	—
- direct finance lease equipment acquired under capital lease	523	—
The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

The Cronos Group
(US dollar amounts in thousands, except per share amounts)
Consolidated Unaudited Statement of Shareholders’ Equity
Nine months ended September 30, 2005

				Accumulated
		Additional	Common	other	Restricted		Total
	Common	paid-in	shares held	comprehensive	retained	Retained	shareholders'
	shares	capital	in treasury	income	earnings	earnings	equity
Balance, December 31, 2004	$14,763	$45,358	$(297)	$230	$1,832	$8,473	$70,359

Net income						9,299	9,299

Issue of common shares	333	256					589

Declaration of dividend		(961)					(961)

Other comprehensive income				669			669

Stock based compensation		64					64

Balance, September 30, 2005	$15,096	$44,717	$(297)	$899	$1,832	$17,772	$80,019

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
          The Group has adopted disclosure requirements under Statement of Financial Accounting Standards (“SFAS”) No. 123 — “Stock-Based Compensation” (“SFAS 123”) and SFAS No. 148 — “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”), but continues to account for stock-based compensation under Accounting Principles Board Opinion (“APB”) No. 25 — “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, compensation expense is measured as the amount by which the quoted market price of the stock at the date of the grant or award exceeds the exercise price, if any, to be paid by an employee and is recognized as expense over the period in which the related services were performed.
          In accordance with SFAS 123, the Company discloses the fair value of stock options, which is calculated based on the Black Scholes option-pricing model. If the stock options had been accounted for under the fair value based method of accounting, the impact on the Group’s net income and net income per share would have been as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net income:
- as reported	$2,193	$2,036	$9,299	$4,895
- add stock-based compensation expense included in reported net income, net of related tax effects	—	1	—	3
- deduct stock-based compensation expense computed in accordance with SFAS 123, net of tax effects	—	(3)	—	(21)

- pro forma	$2,193	$2,034	$9,299	$4,877

Basic net income per share:
- as reported	$0.30	$0.28	$1.26	$0.67

- pro forma	$0.30	$0.28	$1.26	$0.67

Diluted net income per share:
- as reported	$0.27	$0.26	$1.17	$0.63

- pro forma	$0.27	$0.26	$1.17	$0.63

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
Segment information is provided in the tables below:

	US
	Limited	Joint	Private
	Partnership	Venture	Container	Owned
	Programs	Program	Programs	Containers	Total
Three months ended September 30, 2005

Items directly attributable to segments:
- gross lease revenue	$5,844	$9,099	$11,928	$8,136	$35,007
- direct operating expenses	(857)	(607)	(1,731)	(1,069)	(4,264)

net lease revenue	4,987	8,492	10,197	7,067	30,743
- direct financing lease income	—	—	—	450	450
- payments to Managed Container Programs	(3,633)	(7,748)	(9,177)	—	(20,558)
- container depreciation	—	—	—	(3,180)	(3,180)
- container interest expense	—	—	—	(1,561)	(1,561)

Segment profit	$1,354	$744	$1,020	$2,776	$5,894

Segment assets at end of period	$7,679	$9,908	$12,630	$200,181	$230,398

	US
	Limited	Joint	Private
	Partnership	Venture	Container	Owned
	Programs	Program	Programs	Containers	Total
Three months ended September 30, 2004

Items directly attributable to segments:
- gross lease revenue	$6,743	$4,465	$12,046	$10,526	$33,780
- direct operating expenses	(1,017)	(266)	(1,711)	(1,224)	(4,218)

net lease revenue	5,726	4,199	10,335	9,302	29,562
- direct financing lease income	—	—	—	369	369
- payments to Managed Container Programs	(4,527)	(3,833)	(9,626)	—	(17,986)
- container depreciation	—	—	—	(4,507)	(4,507)
- container interest expense	—	—	—	(1,344)	(1,344)

Segment profit	$1,199	$366	$709	$3,820	$6,094

Segment assets at end of period	$9,576	$16,858	$14,827	$217,660	$258,921

The Cronos Group
(US dollar amounts in thousands, except per share amounts)

	US
	Limited	Joint	Private
	Partnership	Venture	Container	Owned
	Programs	Program	Programs	Containers	Total
Nine months ended September 30, 2005
Items directly attributable to segments:
- gross lease revenue	$18,093	$19,411	$35,551	$30,425	$103,480
- direct operating expenses	(2,719)	(1,283)	(5,437)	(4,065)	(13,504)

net lease revenue	15,374	18,128	30,114	26,360	89,976
- direct financing lease income	—	—	—	1,263	1,263
- payments to Managed Container Programs	(11,298)	(16,518)	(27,281)	—	(55,097)
- container depreciation	—	—	—	(12,133)	(12,133)
- container interest expense	—	—	—	(5,019)	(5,019)

Segment profit	$4,076	$1,610	$2,833	$10,471	$18,990

Segment assets at end of period	$7,679	$9,908	$12,630	$200,181	$230,398

	US
	Limited	Joint	Private
	Partnership	Venture	Container	Owned
	Programs	Program	Programs	Containers	Total
Nine months ended September 30, 2004
Items directly attributable to segments:
- gross lease revenue	$19,937	$11,537	$35,145	$30,176	$96,795
- direct operating expenses	(4,088)	(815)	(6,749)	(4,525)	(16,177)

net lease revenue	15,849	10,722	28,396	25,651	80,618
- direct financing lease income	—	—	—	1,143	1,143
- payments to Managed Container Programs	(12,791)	(9,804)	(26,543)	—	(49,138)
- container depreciation	—	—	—	(13,220)	(13,220)
- container interest expense	—	—	—	(3,636)	(3,636)

Segment profit	$3,058	$918	$1,853	$9,938	$15,767

Segment assets at end of period	$9,576	$16,858	$14,827	$217,660	$258,921

The Cronos Group
(US dollar amounts in thousands, except per share amounts)
Reconciliation of total segment profit to income before income taxes and equity in earnings of unconsolidated affiliate:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Segment profit	$5,894	$6,094	$18,990	$15,767
Equipment trading revenue	260	658	2,210	4,032
Unallocated commissions, fees and other operating income	837	541	2,888	1,441
Gain on settlement of litigation	—	—	1,333	—
Other interest income	109	—	200	—
Equipment trading expenses	(227)	(614)	(1,978)	(3,413)
Amortization of intangible assets	(47)	(47)	(141)	(141)
Non container depreciation	(66)	(80)	(189)	(238)
Selling, general and administrative expenses	(5,635)	(5,070)	(16,337)	(13,648)
Non container interest (expense) credit	(1)	(21)	82	(77)
Recovery of amount payable to a Managed Container Program	—	—	703	—

Income before income taxes and equity in earnings of affiliate	$1,124	$1,461	$7,761	$3,723

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Reconciliation to total revenues:

Revenues directly attributable to segments:
- gross lease revenue	$35,007	$33,780	$103,480	$96,795
- direct financing lease income	450	369	1,263	1,143

	35,457	34,149	104,743	97,938

Other revenues:
- equipment trading revenue	260	658	2,210	4,032
- unallocated commissions, fees and other operating income	837	541	2,888	1,441
- gain on settlement of litigation	—	—	1,333	—
- other interest income	109	—	200	—

Total revenues	$36,663	$35,438	$111,374	$103,411

The Group recorded equity in the earnings of the Joint Venture Program of $1.2 million and $0.9 million for the three month periods and $2.7 million and $2 million for the nine month periods ended September 30, 2005 and 2004, respectively.

The Cronos Group
(US dollar amounts in thousands, except per share amounts)
3. Earnings per common share
          The components of basic and diluted net income per share were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income available for common shareholders	$2,193	$2,036	$9,299	$4,895

Average outstanding shares of common stock	7,432,807	7,260,080	7,356,058	7,260,080
Dilutive effect of:
- 1998 stock option	186,888	133,145	186,523	99,285
- warrants	—	87,873	—	65,120
- 1999 stock option plan	256,559	175,109	264,459	132,993
- non-employee directors’ equity plan	118,699	177,241	140,833	157,268

Common stock and common stock equivalents	7,994,953	7,833,448	7,947,873	7,714,746

Basic net income per share	$0.30	$0.28	$1.26	$0.67

Diluted net income per share	$0.27	$0.26	$1.17	$0.63

          On February 4, 2005, 200,000 warrants to purchase 200,000 common shares of the Company were cancelled in connection with the restructuring of a debt facility.
4. Selling, general & administrative expenses
          The third quarter of 2005 includes a $1 million charge in respect of one-off termination benefits relating to the involuntary termination of two employees, pursuant to a reorganization of the Cronos marketing structure. Management committed to the plan and communicated the plan to the employees in September 2005. The termination charge, of which $1 million remained payable at September 30, 2005, does not form part of the calculation of segment profit for any of the reportable segments.
5. Amounts receivable from Managed Container Programs
          Amounts receivable from Managed Container Programs include amounts due from related parties of $2.7 million and $3.4 million at September 30, 2005 and December 31, 2004, respectively.

The Cronos Group
6. Investments in unconsolidated affiliates
          Investments take two primary forms:
          Under the first form, the investments comprise the Group’s equity interests as a general partner in nine US Limited Partnership Programs at the balance sheet date. In accordance with FASB Interpretation No. 46 Revised – “Consolidation of Variable Interest Entities” (“FIN 46R”), the Company has determined that the nine Limited Partnerships qualify as variable interest entities. In each case, the Company has concluded that neither the Company, nor any of its subsidiaries, is the primary beneficiary of any US Limited Partnership Program.
          The partnerships are all California limited partnerships managed by Cronos Capital Corp., a subsidiary of the Company. The general partner investments are accounted for using the equity method. In the case of each program, the investment from the Group comprises a nominal general partner capital contribution of one thousand US dollars, representing total Cronos contributions of nine thousand US dollars. Earnings in respect of the equity interests in the US Limited Partnership Programs attributable to the one thousand US dollars general partner capital contribution were immaterial at September 30, 2005 and December 31, 2004, respectively, and were reported as a component of “Payments to Managed Container Programs” rather than “Equity in earnings of unconsolidated affiliates” due to their immateriality.
          The objectives of the partnerships are to invest in marine cargo containers, to generate continuing income for distribution to the limited partners, and to realize the residual value of the container equipment at the end of its useful economic life or upon the dissolution of the individual partnerships. At September 30, 2005 and December 31, 2004, respectively, the US Limited Partnership Programs had total assets of $91.6 million and $107.3 million, and total liabilities of $3.5 million and $3.3 million. For the nine month periods ended September 30, 2005 and 2004, the US Limited Partnership Programs reported total revenues of $19.2 million and $19.0 million, and net income of $4.5 million and $0.6 million, respectively. The general partner is indemnified by the partnerships for any liabilities suffered by it arising out of its activities as general partner, except in the case of misconduct or negligence. As a limited partnership, the limited partners may not be assessed for additional capital contributions, and it is possible that the general partner could be liable if the assets of the partnerships are not sufficient to pay their liabilities. However, the Group considers that the risk of any such loss is not material. Therefore, the maximum exposure for Cronos to losses as a result of its involvement with the US Limited Partnership Programs at September 30, 2005 and December 31, 2004, was $2.4 million and $3.1 million, respectively, representing the total amount due for management fees and other items from the partnerships.
          Since 1979, sixteen public limited partnerships and one private limited partnership raised over $485 million from over 37,000 investors. The Group is in the process of liquidating the three oldest of the existing US Limited Partnerships. The liquidation of the partnerships will not have a material impact on the financial position or the results of operations of the Group.
          Under the second form, the Group has a 50% equity investment in an entity known as the Joint Venture Program, or CF Leasing Limited. The Joint Venture Program is a container purchase entity that was established in 2002 to acquire and lease marine cargo containers to third parties. It is a bankruptcy-remote, special purpose entity organized under the laws of Bermuda. Its objective is to generate income for distribution to the equity holders or for reinvestment in additional equipment and to realize the residual value of the container equipment at the end of its useful economic life. The Joint Venture Program is accounted for using the equity method. The Group has determined that the Joint Venture Program is not a variable interest entity as defined by FIN 46R. At September 30, 2005 and December 31, 2004, respectively, the Joint Venture Program had total assets of $244.1 million and $130.5 million, and total liabilities of $186.9 million and $100.2 million. For the nine month periods ended September 30, 2005 and 2004, the Joint Venture Program reported total revenues of $18.5 million and $10.8 million and net income of $5.4 million and $4.1 million, respectively. At September 30, 2005 and December 31, 2004, the carrying value of the Group’s investment in the Joint Venture Program approximated its underlying equity in the net assets of the program. The maximum exposure for Cronos to losses as a result of its involvement with the Joint Venture Program at September 30, 2005 and December 31, 2004, was $28.9 million and $15.5 million, respectively, representing the total of its equity investment in the Joint Venture Program and the management fees due to Cronos from the program. At September 30, 2005 and December 31, 2004, the retained earnings of the Group represented by unremitted retained earnings of the Joint Venture Program were $8 million and $4.7 million, respectively.

The Cronos Group
7. Container equipment
          Container equipment is net of accumulated depreciation of $80 million and $128 million at September 30, 2005 and December 31, 2004, respectively.
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
8. Hedging transactions and derivative financial instruments
          The purpose of Cronos’ foreign currency hedging activities is to reduce the risk that transactions that are denominated in non US dollar currencies will be affected by adverse exchange rate movements between the US dollar and the sales transaction currency. During the nine months ended September 30, 2004, $0.3 million after taxes was credited to other comprehensive income representing the increase in the fair value of forward contracts. In addition, $0.3 million was reclassified from other comprehensive income to equipment trading revenue on the contracted sales agreement performance dates. The estimate of fair value was based on the estimated replacement cost of each hedge. There were no foreign currency forward contracts at September 30, 2005.
9. Amounts payable to Managed Container Programs
          Amounts payable to Managed Container Programs include amounts payable to related parties of $17 million and $11.7 million at September 30, 2005 and December 31, 2004, respectively.
10. Debt and capital lease obligations
          Debt and capital lease obligations are secured by container equipment and include amounts due within twelve months of $8.8 million and $13.8 million at September 30, 2005 and December 31, 2004, respectively. Interest rates under these facilities range from 3.7% to 6.8%, and they extend to various dates through to 2014.
          All of the debt and capital lease facilities involve agreements between subsidiaries of the Company and financial institutions. The Company has provided parent company guarantees for all $63.9 million of the outstanding debt and capital lease facilities which provide that, in the event of a default by the subsidiary, the Company will pay all amounts due under the agreements as they fall due. Based on September 2005 interest rates, the maximum potential amount of future payments for the guaranteed debt and capital lease facilities is $75.6 million. At September 30, 2005, the fair value of the facilities exceeded the carrying value by $0.2 million. The estimate of fair value was based on borrowing rates currently available to the Group for debt with similar terms and average maturities. The debt and capital lease facilities are secured by container equipment. The Group receives free and clear title to the collateralized container equipment once all payments due under a facility have been made. In the event that the Group cannot make the payments due under a debt or capital lease obligation facility, the financial institution is entitled to recover the collateralized equipment and either use the related cash flows or sell the equipment and take the sale proceeds to discharge outstanding obligations of the Company. The Company considers that the cash flows and/or sales proceeds generated by the collateralized equipment would be sufficient to cover outstanding obligations.

The Cronos Group
11.	Commitments and contingencies (to be read in conjunction with Note 15 to the Company’s 2004 consolidated financial statements on Form 10-K).
i. Commitments
At September 30, 2005, the Group had outstanding orders to purchase $40.7 million of container equipment.
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
     At each financial statement date, the amounts due under each agreement are recorded as a liability and disclosed under amounts payable to Managed Container Programs. The amount payable at September 30, 2005 was $4.3 million. The terms of the guarantees generally obligate the Company to ensure payments and other obligations of the subsidiary companies are performed on a timely basis and in accordance with the terms of the agreement.
     The agreements with the Private Container Programs expire between 2005 and 2015. Should a default occur, the Company would be required to make the contracted payments on behalf of the subsidiary companies over the remaining term of the agreements or until such time as the default was remedied. Based on the $4.3 million earned by the Private Container Programs for the third quarter of 2005, the Company estimates that the maximum amount of future payments for rentals collected after deducting direct operating expenses and the income earned for managing the containers would be $63.1 million. The fair value of the estimated amount of maximum future payments is $53.2 million.
iii. Guarantees under fixed non-cancellable operating leases
     Certain subsidiaries of the Group have fixed operating lease agreements for container equipment with Private Container Programs. The Company has provided parent company guarantees for the $21.9 million of minimum future lease payments outstanding under these agreements at September 30, 2005. The agreements provide that, in the event of a default by the subsidiary, the Company will pay all amounts due under the agreements as they fall due. The agreements contain purchase options which allow the Group to acquire the containers after a period of ten years. As of September 30, 2005, the future minimum annual lease payments under the non-cancellable operating leases were:

US dollar amounts in thousands

October 1 to December 31, 2005	$1,711
2006	2,557
2007	2,557
2008	2,557
2009	2,557
2010 and thereafter	9,945

Total	$21,884

The Cronos Group
iv. Agreements with Private Container Programs – early termination options
     Approximately 66% (based on original equipment cost) of the agreements with Private Container Programs contain early termination options, whereby the container owner may terminate the agreement if certain performance thresholds are not achieved. At September 30, 2005, approximately 40% (based on original equipment cost) of total agreements with Private Container Programs were eligible for early termination. Cronos believes that early termination of these agreements by the Private Container Programs is unlikely.
v. Agreements with Private Container Programs – change of control provisions
     Approximately 57% (based on original equipment cost) of the agreements with Private Container Programs provide that a change in ownership of the Group, without the prior consent of the container owner, may constitute an event of default under the agreement. In substantially all of these agreements, the consent of the container owners may not be unreasonably withheld. In the event that consent is not obtained, 36% of total agreements may require the Group to transfer possession of the equipment to another equipment manager. Such transfer of possession may result in the Group incurring certain costs. The remaining 21% of total agreements can elect for the Group to purchase the equipment pursuant to the terms of their respective agreements, generally a stipulated percentage (determined by age of the equipment) of the original cost of the equipment.
vi. TOEMT
     Since the 1980s, the Group has managed containers for Transocean Equipment Manufacturing and Trading Limited (“TOEMT (UK)”), an English company. A separate company by the same name was registered in the Isle of Man (“TOEMT (Isle of Man)”). Both TOEMTs are in liquidation in England, represented by the same liquidator. As disclosed in, Part II Item 1 – “Legal Proceedings”, on December 13, 2004, the liquidator filed an “ordinary application” (in the nature of a complaint) in the UK High Court of Justice against the Company and two of its subsidiaries, Cronos Containers N.V. and Cronos Containers (Cayman) Limited (collectively the “Respondents”). The liquidator alleges that the Respondents knowingly were parties to the carrying-on of the business of TOEMT (UK) to defraud the creditors of TOEMT (UK) during the period 1991 through 1999. The Respondents’ application to dismiss the liquidator’s application was heard by the court on July 18-20, 2005, and October 4-10, 2005. On November 4, 2005, the court granted the Respondents’ application in part and denied the application in part. The Respondents intend to seek leave to appeal the Court’s judgment to the extent it denied their application to dismiss the liquidator’s lawsuit. The liquidator has also been granted leave to amend his complaint to add additional claims against the Respondents. See Part II, Item 1, “Legal Proceedings”. The respondents believe that the liquidator’s claims are wholly without merit and intend to vigorously defend the claims. The estimate of possible losses ranges from nil to $58 million, plus interest and costs.
     TOEMT Liquidator’s Challenge to New York Judgment Deficiency. As the Group has previously reported, the Group prosecuted claims aggregating approximately $2.3 million against Stefan M. Palatin, a former chairman of the Group, in the UK courts, secured final judgments (the “UK Judgments”) against Mr. Palatin in this amount (plus interest and costs), and, on June 25, 2004, secured an order of sale from the High Court of Justice, London, England, of an estate beneficially owned by Mr. Palatin in Amersham, England (the “Amersham Estate”). One of the claims the Company prosecuted to judgment against Mr. Palatin arose from a judgment the Company’s subsidiary, Cronos Equipment (Bermuda) Limited (“CEB”) had obtained from the Massachusetts Superior Court on May 8, 2001 (the “Massachusetts Judgment”) against Mr. Palatin. Pursuant to the terms of the Massachusetts Judgment, the Massachusetts Superior Court ordered the cancellation of 1,793,798 outstanding common shares of the Company (the “Palatin Shares”) held of record by Klamath Enterprises S.A. and beneficially owned by Mr. Palatin, and the reissuance and delivery of the Palatin Shares to CEB. The Massachusetts Judgment was, in turn, obtained to satisfy a default judgment secured by CEB against Mr. Palatin on February 8, 2000 from the Supreme Court of the State of New York in the amount of $6.6 million (the “New York Judgment”). Approximately $1.6 million of the $2.3 million in claims prosecuted by the Group against Mr. Palatin in the UK courts was based upon the deficiency claimed by CEB under the New York Judgment after crediting the value of the Palatin Shares against the amounts owing CEB under the New York Judgment (the “New York Judgment Deficiency”).
     Pursuant to the UK court’s order of sale secured by the Company, the Amersham Estate was sold on January 31, 2005 for £3.4 million British pounds (at the then current exchange rate, approximately $6.4 million). From the proceeds of sale, the Company retained amounts sufficient to satisfy the UK Judgments, plus interest and costs. The balance of the proceeds (the “Amersham Surplus Proceeds”) from the sale of the Amersham Estate were deposited with the court under the terms of the court’s order of sale.

The Cronos Group
          The liquidator of TOEMT (UK) secured charging orders against the Amersham Estate, in satisfaction of default judgments he had secured against Mr. Palatin, aggregating in excess of £3 million British pounds. The liquidator asserted that, under his charging orders, he was entitled to the entire Amersham Surplus Proceeds.
          On February 25, 2005, the Company, Austrian investment entities collectively known as “Contrin”, and the liquidator settled their differences with respect to the allocation of the Amersham Surplus Proceeds, agreeing to an allocation of such proceeds between Contrin and the liquidator (the “February 2005 Settlement”). The agreement was subject to approval of the UK court supervising the TOEMT liquidation. Under the agreement, Contrin was allocated Amersham Surplus Proceeds in an amount sufficient to fully discharge the Company’s remaining payment obligations to Contrin under the terms of a Settlement Agreement entered into between the Company and Contrin on November 17, 2003 (the “Settlement Agreement”). The Group reported the settlement by its report on Form 8-K of November 17, 2003. On April 11, 2005, the court entered its order approving the February 2005 Settlement. Accordingly, the Company’s financial obligations to Contrin under the Settlement Agreement have been fully discharged.
          By letter dated September 9, 2005 (the “Demand Letter”), the TOEMT liquidator has asserted that CEB is not entitled to the proceeds from the sale of the Amersham Estate in satisfaction of the New York Judgment Deficiency. The stated basis for the liquidator’s claim is that by the terms of the Massachusetts Judgment the cancellation of the Palatin Shares fully satisfied the New York Judgment and that CEB was therefore not entitled to any deficiency under the New York Judgment. The liquidator further alleges that the valuation evidence relied upon by CEB to establish the value of the Palatin Shares for purposes of satisfying the New York Judgment “suffered from serious shortcomings”, and that those shortcomings were not brought to the attention of the UK court when CEB sought judgment from the UK court to satisfy the New York Judgment Deficiency. The liquidator further asserts that CEB “must be taken to have known” that the judgment and order of sale obtained from the UK courts to satisfy the New York Judgment Deficiency were not validly obtained from the UK courts. The liquidator demands the payment of all monies secured by CEB from the sale of Amersham and attributable to the New York Judgment Deficiency, which the liquidator asserts is £0.9 million British pounds (stated to be the US equivalent of $1.6 million) together with interest of 8% per annum from February 1, 2005.
          CEB has responded to the liquidator’s Demand Letter, rejecting his claims as wholly without merit and in conflict with the February 2005 Settlement. If the liquidator files his claims in the UK courts against CEB, as he has threatened to do, then CEB intends to vigorously contest them.
12. New accounting pronouncements
          As reported in the Company’s Annual Report on Form 10-K, in December 2004, the FASB issued SFAS 123R — “Share-Based Payment” (“SFAS 123R”), effective for the first interim period beginning after June 15, 2005. In April 2005, the effective date for compliance with SFAS 123R was revised to the first annual period beginning after December 15, 2005.
          In May 2005, the FASB issued SFAS No. 154 – “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change, the cumulative effect of changing to the new accounting principle. SFAS 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005.

The Cronos Group
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The following discussion of the Group’s financial condition and results of operations should be read in conjunction with the Company’s latest Annual Report on Form 10-K and the financial statements and the notes thereto appearing elsewhere in this report.
     General
          The Group generates revenues by leasing to ocean carriers marine containers that are owned either by Managed Container Programs, comprising US Limited Partnership Programs, the Joint Venture Program and Private Container Programs, or by the Group itself (“Owned Containers”). These leases, which generate most of the Group’s revenues, are generally operating leases.
          All containers, whether owned or managed, are operated as part of a single fleet. The Group has discretion over which ocean carriers, container manufacturers and suppliers of goods and services it deals with. Since the Group’s agreements with the owners of Managed Container Programs contain leases within the scope of SFAS No. 13 — “Accounting for Leases” (“SFAS 13”), they are accounted for in the Group’s financial statements as leases under which the container owners are lessors and the Group is lessee. In the first nine months of 2005, 94% of payments to owners of Managed Container Programs represented agreements which generally provided that the amounts payable to container owners were based upon the rentals to ocean carriers after deducting direct operating expenses and the income earned by Cronos for managing the equipment. The remaining 6% of payments to Managed Container Programs represented agreements under which there were fixed payment terms. Minimum lease payments on the agreements with fixed payment terms are included in Note 11 to the condensed unaudited consolidated financial statements herein.
          Market Overview
          Cronos experienced strong demand for all container types throughout the first nine months of 2005. Container inventories are at historically low levels and the relatively low volumes of containers off-hired by shipping lines have been matched by container lease outs. Although the utilization rate for the combined Cronos container fleet at September 30, 2005 was slightly lower than the 2005 average rate of 93%, this was primarily due to the addition of new container equipment. The following table summarizes the combined utilization of the Cronos fleet (based on approximate original equipment cost):

	September 30,	December 31,	September 30,
	2005	2004	2004
Utilization at end of period	92%	94%	95%
Average utilization since January 1	93%	92%	91%
          Cronos added $93 million of new container equipment to its fleet during the nine months ended September 30, 2005. Specialized containers, comprising refrigerated containers, tanks and dry freight specials, accounted for over 60% of the new container investment compared to 36% for the same period in 2004. The Group plans to maintain or increase current expenditure levels for specialized containers in order to meet customer demand.
          Cronos’ orders for dry cargo containers are lower than planned as manufacturers report that inventories of new equipment still exceed market requirements. To some extent, this is due to the fact that shipping lines have been more successful at moving their own container equipment into demand locations in 2005, allowing them to manage their container inventories more efficiently, and also due to the fact that the level of port congestion that was reported in the United States and Europe in 2004 has eased. Inventories of dry cargo containers at factory locations are expected to decline throughout the rest of the year.
          Cronos holds minimal inventories in factory locations and will place future orders based on leasing market conditions.

The Cronos Group
          The price for a new twenty-foot dry cargo container has declined to the current price of $1,700 from $2,300 earlier in the year due to lower steel prices and reduced demand for new dry cargo containers. These and other factors may cause additional downward pressure on new dry cargo container prices. Cronos will monitor industry inventories of new dry cargo containers to determine if there are any other potential market implications.
          Per-diem rates for the total Cronos fleet of dry cargo containers have remained stable over the last three years. Potentially, dry cargo container per-diem rates may decline as a result of the reduction in container prices.
          Off-hire inventories of containers declined throughout the world in 2004 as shipping lines employed more leased containers to meet the growth in containerized trade. This decline in inventories has resulted in substantial decreases in storage expenses. Declining inventories have also contributed to an increase in the proceeds realized on the sale of used containers, as fewer containers are available at non-factory locations to meet the demand of buyers. Used containers are typically sold in the non-maritime secondary market for use as temporary or permanent storage facilities. During the first nine months of 2005, the Group sold almost 14,000 containers from the owned and managed fleets. A profit of $0.8 million was recorded on the disposition of Cronos owned equipment. Factors such as the decline in new container prices and any significant increase in container inventories at non-factory locations could potentially reduce the sales price of used containers. Cronos will continue to dispose of off-hire inventories in locations where sales prices equal or exceed internal economic targets, and Cronos expects the rate of disposals to increase if the leasing market shows signs of a significant slowdown.
          The increased trade volumes of recent years contributed to shortages in containership capacity. As a result, shipping lines embarked on a major new shipbuilding program. Industry analysts are expressing concern that the program of new shipbuilding may create over-capacity within the shipping industry once the new containerships scheduled for delivery during 2006 and 2007 are placed in service. Based on current orders, industry analysts predict that the world’s containership fleet will exceed 10 million TEU by the end of 2007, compared to less than 7 million TEU at the beginning of 2004. Any over-capacity could result in lower freight rates, resulting in reduced profitability for shipping lines that in turn could have adverse implications for container leasing companies.
          During 2005, demand for the existing fleet of dry cargo containers eased from the levels experienced in 2004 when demand often exceeded supply. This has resulted in a more balanced leasing market for the existing fleet of dry cargo containers. Forecasts for economic growth and global container trade remain strong for 2005 but growth is expected to be at a more moderate pace than that experienced in 2004. This is due to the impact of a number of factors including the effect of increased crude oil prices on the global economy.
          See Item 1 – “Business” in the Company’s 2004 Annual Report on Form 10-K for a detailed description of the principal risks that attend the Company and its business.
Review of Cronos Fleet
          The Group operates a diversified fleet of containers across four reportable segments. Specialized containers accounted for 32% of the total fleet and 54% of the Cronos owned fleet (based on original equipment cost) at September 30, 2005. Due to their specialized nature, demand for certain of these containers is less likely to be affected by global economic downturns. The following table summarizes the composition of the total fleet at September 30, 2005, by operating segment and equipment type, based on original equipment cost.

	US Limited	Joint	Private
	Partnership	Venture	Container	Owned	Total
	Programs	Program	Programs	Containers	Fleet
Dry cargo containers	81%	56%	86%	46%	68%
Refrigerated containers	15%	23%	3%	21%	15%
Tank containers	4%	12%	7%	10%	9%
Dry freight specials:
CPCs	—	5%	—	11%	4%
Rolltrailers	—	1%	1%	8%	2%
Other dry freight specials	—	3%	3%	4%	2%

Total	100%	100%	100%	100%	100%

The Cronos Group
          The following table summarizes the composition of the total fleet by reportable segment at each of the periods indicated.

	Cronos Fleet (in TEU thousands) at,
	September 30,	December 31,	September 30,
	2005	2004	2004

US Limited Partnership Programs	74.5	86.4	88.3
Joint Venture Program	127.6	68.2	59.5
Private Container Programs	162.3	161.1	163.7
Owned Containers	77.2	123.6	120.2

Total Fleet	441.6	439.3	431.7

Overview of Operating Performance
          Net income for the three month and nine month periods ended September 30, 2005, was $0.2 million and $4.4 million higher than in the corresponding periods of 2004.
          The increase in profitability for the nine months to September 30, 2005 can be attributed primarily to:
▪	Strong leasing demand, reflecting the high volume of global container trade;

▪	An increase in fleet size due to availability of funding for investment in new container production and, in particular, the growth and profitability of the Joint Venture Program;

▪	Strong residual values for equipment at the end of its economic leasing life;

▪	Income recognized on the recovery of amounts owed by a related party; and,

▪	The discharge of an amount payable to a Private Container Program.
The Group completed two restructuring programs during the third quarter of 2005 that resulted in a reduction of net income in this period:
▪	In September, the Group restructured its marketing department. As a result, net income declined by approximately $0.7 million (net of income tax adjustments) due to a one-off termination charge (see Note 4 to the unaudited condensed consolidated financial statements herein); and,

▪	On August 1, the Group completed the restructuring of its funding facilities and as part of this program, sold $73.8 million of container fixed assets to the Joint Venture Program. The third quarter net income declined by $0.2 million as a result (see “Liquidity and Capital Resources” herein).
     Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004
Analysis & Discussion
          Gross lease revenue (“GLR”) of $35 million for the third quarter of 2005 was $1.2 million, or 4%, higher than for the same period in 2004 due primarily to the increase in the size of the fleet.
          Direct operating expenses of $4.3 million for the three month period ended September 30, 2005, were almost unchanged from the same period of 2004 reflecting similar levels of inventory-related and activity-related costs.

The Cronos Group
     Operating segment information

	US
(in thousands)	Limited	Joint	Private
	Partnership	Venture	Container	Owned
	Programs	Program	Programs	Containers	Total
Three months ended September 30, 2005
Items directly attributable to segments:
- gross lease revenue	$5,844	$9,099	$11,928	$8,136	$35,007
- direct operating expenses	(857)	(607)	(1,731)	(1,069)	(4,264)

net lease revenue	4,987	8,492	10,197	7,067	30,743
- direct financing lease income	—	—	—	450	450
- payments to Managed Container Programs	(3,633)	(7,748)	(9,177)	—	(20,558)
- container depreciation	—	—	—	(3,180)	(3,180)
- container interest expense	—	—	—	(1,561)	(1,561)

Segment profit	$1,354	$744	$1,020	$2,776	$5,894

     US Limited Partnership Programs: Segment profit increased to $1.4 million in the three months ended September 30, 2005, compared to $1.2 million for the same period in 2004.
▪	Net lease revenue declined by $0.7 million compared to the corresponding period in 2004 due primarily to the effect of the disposal of containers at the end of their useful economic life; and,

▪	Payments to US Limited Partnership Programs declined by $0.9 million when compared to the corresponding period in 2004. The ratio of segment profit to net lease revenue increased to 27% in the third quarter of 2005, from 21% for the third quarter of 2004 as the management fee attributable to the cash generated by the programs improved in line with the increase in disposal activity and higher levels of cash collections.
          Joint Venture Program: Segment profit increased to $0.7 million in the third quarter of 2005 compared to $0.4 million for the same period in 2004.
▪	Net lease revenue increased by $4.3 million in the third quarter of 2005 reflecting the significant investment in additional equipment for the program, including the acquisition of $73.8 million of container fixed assets from the Group in August 2005; and,

▪	Payments to the Joint Venture Program increased by $3.9 million in the third quarter of 2005, which corresponds with the increase in net lease revenue for this segment.
          Private Container Programs: Segment profit increased to $1 million in the third quarter of 2005 compared to $0.7 million in the same period of 2004.
▪	Net lease revenue of $10.2 million declined by $0.1 million when compared to the corresponding period of 2004 due to a reduction in the quantity of containers owned by these programs; and,

▪	Payments to Private Container Programs decreased by $0.4 million in the third quarter of 2005 when compared to the corresponding period in 2004. The ratio of segment profit to net lease revenue increased to 10% in the third quarter of 2005 compared to 7% for the third quarter of 2004. This resulted from the acquisition by the Group of container equipment that had previously been financed by Private Container Programs under agreements with fixed payment terms.

The Cronos Group
          Owned Containers: Segment profit for the third quarter of 2005 decreased by $1 million compared to the same period in 2004 due primarily to the sale of $73.8 million of fixed assets to the Joint Venture Program.
▪	Net lease revenue of $7.1 million was $2.2 million lower than in the corresponding period of 2004, reflecting the decline in the size of the owned container fleet;

▪	Container depreciation of $3.2 million was $1.3 million lower than the same period in 2004; and,

▪	Container interest expense of $1.6 million was $0.2 million higher than in the third quarter of 2004. The increase in interest expense attributable to higher interest rates and $0.2 million of breakage costs, incurred as a result of the restructure of the Revolving Credit Facility, was partially offset by the effect of the repayment of $64.2 million of debt utilizing part of the proceeds generated by the fixed asset sale to the Joint Venture Program.
          Equipment trading revenue of $0.3 million for the third quarter of 2005 represented a transaction for the sale of dry freight special containers for which the Group used its relationships with equipment manufacturers to assist third parties to design and acquire their own equipment and organize delivery to designated locations. Equipment trading expenses represented equipment and related costs for this activity.
          Commissions, fees and other income of $1.4 million for the third quarter of 2005 increased by $0.5 million when compared to the same period in 2004. The main changes were attributable to:
▪	An increase of $0.3 million on the gain recorded on the disposal of fixed assets due to the increased disposal proceeds realized on the sale of equipment at the end of its economic life (see discussion in “Market Overview” above);

▪	A $0.1 million increase in design and consultancy fee income reflecting a project undertaken with a European customer; and,

▪	A $0.1 million increase in fees earned on the disposal of containers owned by Managed Container Programs that again reflected the strong market for used containers.
          Selling, general and administrative expenses of $5.6 million in the third quarter of 2005 were $0.6 million higher than for the corresponding period of 2004. The main changes were attributable to:
▪	A $1 million charge in respect of one-time termination benefits that were recorded on the implementation of a restructuring plan; and,

▪	A decrease of $0.4 million in the expense recognized for a stock appreciation rights plan, reflecting a smaller increase in the Group’s share price in the third quarter of 2005 than in the corresponding period of 2004.
          Income Taxes of $0.2 million for the third quarter of 2005 were $0.1 million lower than in the third quarter of 2004. The effective tax rate of 15% for the third quarter of 2005 is based on the best estimate by the Group of the expected tax rate to be applicable for the 2005 fiscal year.
          Equity in earnings of affiliate for the third quarter of 2005 was $0.4 million higher than in the corresponding period in 2004. This increase in earnings was due to the expansion of the container fleet in the Joint Venture Program, including the acquisition of $73.8 million of equipment from the Group in the third quarter of 2005.

The Cronos Group
     Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004
Analysis & Discussion
          Gross lease revenue (“GLR”) of $103.5 million for the first nine months of 2005 was $6.7 million, or 7%, higher than for the same period in 2004. Of the increase, $3.4 million was due to the increase in fleet size and $3.3 million was due to the increase in utilization.
          Direct operating expenses of $13.5 million in the first nine months of 2005 were $2.7 million, or 17%, lower than in the corresponding period of 2004, due primarily to reductions in inventory-related and activity-related costs:
▪	Storage expenses declined by $0.4 million due to the reduction in off-hire container inventories;

▪	Repositioning expense declined by $1.3 million; and,

▪	Handling and repair costs declined by a total of $0.6 million, reflecting the overall decline in container redeliveries.
          Operating segment information

	US
(in thousands)	Limited	Joint	Private
	Partnership	Venture	Container	Owned
	Programs	Program	Programs	Containers	Total
Nine months ended September 30, 2005
Items directly attributable to segments:
- gross lease revenue	$18,093	$19,411	$35,551	$30,425	$103,480
- direct operating expenses	(2,719)	(1,283)	(5,437)	(4,065)	(13,504)

net lease revenue	15,374	18,128	30,114	26,360	89,976
- direct financing lease income	—	—	—	1,263	1,263
- payments to Managed Container Programs	(11,298)	(16,518)	(27,281)	—	(55,097)
- container depreciation	—	—	—	(12,133)	(12,133)
- container interest expense	—	—	—	(5,019)	(5,019)

Segment profit	$4,076	$1,610	$2,833	$10,471	$18,990

          US Limited Partnership Programs: Segment profit increased to $4.1 million for the nine months ended September 30, 2005, compared to $3.1 million for the same period of 2004.
▪	Net lease revenue decreased by $0.5 million over the corresponding period in 2004. GLR declined by $1.8 million due primarily to the effect of the disposal of containers at the end of their useful economic life. Direct operating expenses declined by $1.4 million, reflecting lower inventory-related and activity-related costs; and,

▪	Payments to US Limited Partnership Programs declined by $1.5 million when compared to the corresponding period in 2004. The ratio of segment profit to net lease revenue increased to 27% in the first nine months of 2005, from 19% in the first nine months of 2004 as the management fee attributable to the cash generated by the programs improved in line with the increase in disposal activity and higher levels of cash collections.
          Joint Venture Program: Segment profit increased to $1.6 million in the first nine months of 2005 from $0.9 million in the same period of 2004.

The Cronos Group
▪	Net lease revenue increased by $7.4 million in the first nine months of 2005 reflecting the significant investment in additional equipment for the program including the acquisition of $73.8 million of container fixed assets from the Group; and,

▪	Payments to the Joint Venture Program increased by $6.7 million in the first nine months of 2005, which is in line with the increase in net lease revenue for this segment.
          Private Container Programs: Segment profit increased to $2.8 million in the nine months ended September 30, 2005, from $1.9 million in the same period of 2004.
▪	Net lease revenue increased by $1.7 million compared to the first nine months of 2004. The improvement in fleet utilization resulted in a $0.4 million increase in GLR and a $1.3 million reduction in inventory-related and activity-related direct operating expenses; and,

▪	Payments to Private Container Programs increased by $0.7 million over the corresponding period of 2004. The ratio of segment profit to net lease revenue increased to 9% in the first nine months of 2005, from 7% in the same period of 2004. This resulted from the acquisition by the Group of container equipment that had previously been financed by Private Container Programs under agreements with fixed payment terms.
          Owned Containers: Segment profit for the first nine months of 2005 increased by $0.5 million when compared to the same period in 2004.
▪	Net lease revenue of $26.4 million was $0.7 million higher than in the corresponding period of 2004 reflecting the combined effects of increases in utilization and in the average size of the fleet over the period;

▪	Container depreciation of $12.1 million was $1.1 million lower than in the same period of 2004 as the effect of the disposal of equipment more than offset the increase in depreciation attributable to new container additions; and,

▪	Container interest expense of $5 million was $1.4 million higher than in the first nine months of 2004. The increase in interest expense attributable to higher interest rates and $0.2 million of breakage costs, incurred as a result of the restructure of the Revolving Credit Facility, was partially offset by the effect of the repayment of $64.2 million of debt utilizing part of the proceeds generated by the fixed asset sale to the Joint Venture Program.
          Equipment trading revenue of $2.2 million for the first nine months of 2005 represented transactions undertaken primarily in Scandinavia for which the Group used its relationships with equipment manufacturers to assist a third party to design and acquire their own equipment and organize delivery to designated locations. Equipment trading expenses represented equipment and related costs for this activity. The profit generated by equipment trading activity in the first nine months of 2005 was $0.4 million lower than in the same period of 2004, reflecting a reduction in the number of transactions undertaken.
          Commissions, fees and other income of $4.4 million for the first nine months of 2005 increased by $1.8 million when compared to the same period of 2004. The main changes were attributable to:
▪	An increase of $0.8 million on the gain recorded on the disposal of fixed assets due to the increased disposal proceeds realized on the sale of equipment at the end of its economic life (see discussion in “Market Overview” above);

▪	A $0.4 million increase in design and consultancy fee income reflecting a project undertaken with a European customer; and,

▪	A $0.2 million increase in fees earned on the disposal of containers owned by Managed Container Programs that again reflected the strong market for used containers.
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

The Cronos Group
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
          Selling, general and administrative expenses of $16.3 million in the first nine months of 2005 were $2.7 million higher than for the corresponding period of 2004. The primary reasons for the increase were:
▪	An increase of $1.1 million in legal costs for the TOEMT and Palatin legal actions; and,

▪	$1.2 million of charges in respect of one-time termination benefits. A charge of $0.2 million was recorded for a minor restructuring program that was announced and implemented in the first quarter of 2005. A charge of $1 million was recorded on the implementation of a restructuring program in the third quarter of 2005.
          Recovery of amount payable to a Managed Container Program: In 2003 the Group entered into a settlement agreement (the “Settlement Agreement”) with a group of Austrian investment entities collectively known as “Contrin”.
          The Settlement Agreement provided for Cronos to pay Contrin a total of $3.5 million if the Group was unable to foreclose the charging orders against the Amersham Estate by the third anniversary of the effective date of the settlement (December 17, 2006). In addition, had the net proceeds of foreclosure of the Amersham Estate in satisfaction of the charging orders and any charging order obtained by the Group to enforce an Austrian judgment totalled less than $3.5 million, then the Group agreed to make up the difference.
          In 2003, the Company calculated that the present value of the total $3.5 million future cash payments under the Settlement Agreement instalment payment plan, discounted using an appropriate risk-free interest rate, was $3.3 million. In addition, the Group had previously recorded a reserve of approximately $3 million against the Contrin claims. Interest has been charged to the Company’s income statement over the period for performance of the Settlement Agreement using the effective interest rate method.
          Under the Settlement Agreement instalment payment plan, Cronos paid Contrin $0.3 million in November 2003 and $0.250 million in February 2004. Cronos made an additional payment of $2.063 million on the completion of the sale of the Amersham Estate and the distribution to Cronos of the amounts due to Cronos under the two charging orders in the first quarter of 2005. The balance of $0.887 million was due on or before November 17, 2006.
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
          Income Taxes of $1.2 million for the first nine months of 2005 were $0.3 million higher than in the first nine months of 2004 reflecting

The Cronos Group
the increase in Cronos’ profitability. The effective tax rate of 15% for the first nine months of 2005 is based on the best estimate by the Group of the expected tax rate to be applicable for the 2005 fiscal year.
          Equity in earnings of affiliate for the first nine months of 2005 was $2.7 million compared to $2.0 million for the same period in 2004. This increase in earnings is due to the expansion of the container fleet in the Joint Venture Program.
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
          Cash flows relating to gross lease revenue are largely dependent upon the timely collections of lease revenues from shipping lines. At September 30, 2005, the amount due from lessees was $28.2 million, representing an increase of $3 million from the position at December 31, 2004. This increase is due to the increase in the amounts billed for gross lease revenue and disposal proceeds in the first nine months of 2005.
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
          The Group utilizes the proceeds arising from the transfer of equipment held for resale to Managed Container Programs to pay the related amount due to container manufacturers. At September 30, 2005, the Group held $18.8 million of container equipment for resale to Managed Container Programs, including the Joint Venture Program.
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
          The ability of the Group to add new equipment to both its owned and managed fleets was one of the main reasons for the improvement in profitability in the first nine months of 2005 and in recent years. Cronos recognizes that the structure of its funding base and its ability to secure funding from third parties in order to expand its container fleet is crucial to its future growth and profitability.
          Restructure of Funding Sources: On August 1, 2005, the Company completed the first phase of a funding restructuring program. This involved a series of transactions that were closed in June and August of 2005. The key features of this program to date are:
          On June 15, 2005, as reported by the Company in its Report on Form 8-K of the same date:
▪	the maximum debt commitment available to the Joint Venture Program increased from $150 million to $300 million.

The Cronos Group
          On August 1, 2005, as reported by the Company in its Report on Form 8-K of the same date:
▪	the Group increased its aggregate equity contribution commitment to the Joint Venture Program from $20 million to $30 million;

▪	the Group sold $73.8 million of equipment that had been financed in the Revolving Credit Facility to the Joint Venture Program. This equipment was sold at book value, which approximates fair value, and accordingly no gain or loss arose on the sale;

▪	The Group utilized part of the proceeds from the sale to fund an equity contribution of $7.3 million to the Joint Venture Program to finance the fixed asset acquisition;

▪	the Group repaid a debt facility with an outstanding balance of $16.2 million;

▪	the Group repaid $48 million of Revolving Credit Facility debt reducing the balance outstanding to $21.1 million on August 1, 2005;

▪	the maximum debt commitment available under the Revolving Credit Facility was reduced from $70 million to $45 million; and,

▪	the interest rate on the Revolving Credit Facility declined by 25 basis points.
          The ultimate objective of the funding restructuring program is to securitize the indebtedness of the Joint Venture Program within one year. This should result in a further reduction in the cost of debt and allow the Group to be more competitive in bidding for leasing transactions. The sale of the container assets to the Joint Venture Program will assist it in achieving the minimum level of indebtedness required for a securitization within the target timeframe and has generated sufficient cash to allow Cronos to fund the increased equity contributions required from the Group for the expansion of the Joint Venture Program. Although the Group will earn a fee for managing the equipment owned by the Joint Venture Program and is entitled to 50% of the net income generated by the Joint Venture Program, the sale of the container assets will reduce the Group’s net income in the short-term. Over the longer-term, the securitization of the indebtedness of the Joint Venture Program should result in increased growth and profitability for Cronos. While the Group expects the indebtedness of the Joint Venture Program to be securitized within the next year, there can be no assurance that its debt can be securitized or that the expected interest cost savings will materialize.
          Traditionally, Cronos has utilized funding from each of its operating segments to expand the container fleet.
          Owned Containers: The primary debt facilities include financial covenants that are tested on a quarterly basis and measure minimum tangible net worth, the maximum level of debt and capital lease obligations to tangible net worth and interest expense coverage. At September 30, 2005, the Group was in compliance with these covenants. The breach of a covenant constitutes an event of default.
          At September 30, 2005, the Group had $116.8 million of available container borrowing facilities under which $63.9 million was outstanding. In addition, the Group had $1.9 million of unutilized credit facilities that are available, if required, for operating activities.
          The primary source of debt funding available to the Group is its Revolving Credit Facility. As discussed herein, the Revolving Credit Facility was amended to the effect that the maximum commitment of the lenders was reduced from $70 million to $45 million on August 1, 2005. Under the terms of the amended facility the revolving credit was extended until July 31, 2007, and unless the revolving credit period is extended on that date, the balance outstanding as of July 31, 2007, will be repaid over three years. The interest rate under the amended facility has declined to one-month libor plus 200 basis points from one-month libor plus 225 basis points. The amendment to the facility removed the requirement to hold a minimum restricted cash balance which is the primary reason for the $1.2 million reduction in the level of restricted cash balances held by the Group since the beginning of the year.
          The Group utilizes the Revolving Credit Facility to fund the acquisition of new equipment and to refinance existing debt and capital lease facilities. New equipment is funded 75% by debt and 25% by cash provided by the Group. The Group usually makes monthly repayments under the Revolving Credit Facility and, from time to time, may sell equipment that has been financed by the facility to Managed Container Programs. Any such reductions to the facility may be redrawn to fund the acquisition of new equipment subject to the satisfaction of certain conditions relating to the maintenance of minimum collateral levels. The balance of funds available under the Revolving Credit Facility will be primarily utilized to purchase new equipment.

The Cronos Group
     In addition to the Revolving Credit Facility, the Group finances the acquisition of equipment with term debt and capital lease facilities. In 2004, the Group secured an additional $9.2 million of funding under such facilities. The Group enters into annual discussions with lenders in order to increase the amounts available under existing facilities and to add new facilities. In 2005, the Group has secured approximately $25 million of additional funding under term debt and capital lease obligation facilities. Based on current discussions with a number of lenders, the Group expects that the amount of funding provided by these lenders will increase before the end of 2005.

The Cronos Group
          Joint Venture Program: The Joint Venture Program has been a major source of funding for the Group since its inception in 2002. As discussed herein, the level of available debt funding was increased in June 2005. Under the amended facility, there will be a one year revolving line of credit which will be renewed annually. The first renewal date will be June 2006 and, if the facility is not renewed, the debt balance outstanding on that date will be repaid over a period of ten years with the repayments equalling 10% per annum of the outstanding balance. The future growth of the Joint Venture Program may be constrained if the revolving credit facility is not renewed on an annual basis or if the Group cannot provide the 10% cash required for its equity contribution.
          Private Container Programs: The growth experienced in global container trade in recent years has attracted capital to this segment. Private Container Programs acquired over $20 million of new container equipment in 2004 and approximately $17 million of equipment in the first nine months of 2005.
          US Limited Partnership Programs: During 2004, the Group introduced a new US Limited Partnership Program. The program’s offering period closed on July 1, 2005. The program raised $7.6 million of proceeds and acquired approximately $6.9 million of new container equipment from the Group since inception. The Group expects to introduce a new program in 2006.
          Cash Flow Statements for the Nine Months ended September 30, 2005 and 2004
          Cash Provided By Operating Activities: Net cash provided by operating activities during the first nine months of 2005 was $22 million, an increase of 20% over the same period in 2004. The increase, which was predominantly market driven, was primarily due to:
▪	Increased cash collections of $21.9 million when compared to the first nine months of 2004. This was due to the combined effect of the increase in the amounts billed and collected for gross lease revenue and container sales;

▪	The receipt of $1.333 million on the distribution of the proceeds from the sale of the Amersham Estate; and,

▪	A $1.4 million decline in payments for direct operating expenses and other payables.
The increase in cash flow attributable to these items was partially offset by:
▪	Increased distributions to Managed Container Programs during the first nine months of 2005, reflecting the increase in GLR and the reduction in direct operating expenses for these programs, and,

▪	Increased payments for interest expense and for selling, general and administrative expenses.
          During the nine months ended September 30, 2005, the Group sold $65.8 million of container equipment, that had been held for resale, to Managed Container Programs. The proceeds were utilized to make the related payment to the container manufacturers.
          Cash flows from Investing Activities: Investing activities include the acquisition of containers for the Group’s owned container fleet, the purchase of other assets related to the operation of the worldwide Cronos office network, and equity investments in the Joint Venture Program. Net cash provided by investing activities during the first nine months of 2005 was $41.4 million and included the following items:
▪	The Group received $82.1 million from the disposal of container equipment of which $73.8 million was generated from the sale of fixed assets to the Joint Venture Program. The balance of the proceeds were related to the sale of container equipment at the end of its useful economic life.
This was partially offset by:
▪	Payments totalling $31 million paid for container equipment and equipment placed on direct financing leases; and,

▪	Investments of $9.7 million in the Joint Venture Program by the Group to fund its equity share of container purchases made by the program.

The Cronos Group
Net cash used in investing activities during the first nine months of 2004 was $17.5 million and included the following items:
▪	The Group paid $25.8 million for new container equipment of which $5 million was subsequently sold to a Private Container Program;

▪	The Group realized a further $6.2 million on the disposal of equipment at the end of its economic life; and,

▪	The Group made a contribution of $2.8 million to the Joint Venture Program to fund its equity share of container purchases made by the program.
          Cash flows from Financing Activities: Net cash used in financing activities during the first nine months of 2005 was $64 million and included the following items:
▪	The Group utilized $20.7 million of debt funding to finance the purchase of container equipment;

▪	The Group made repayments of $86.4 million to financial institutions. This included $64.2 million of repayments from the cash generated by the sale of fixed assets to the Joint Venture Program;

▪	The Group paid dividends totalling $1.2 million to its shareholders.
This was partially offset by:
▪	The receipt of $1.280 million from the recovery of a related party loan; and,

▪	The receipt of $0.3 million upon the issuance of new shares pursuant to the terms of the 1999 Stock Option Plan and the Non-Employee Directors Equity Plan.
Net cash provided by financing activities during the first nine months of 2004 was $0.5 million and included the following items:
▪	The Group utilized $23.9 million of debt to fund equipment acquisitions;

▪	The Group repaid $22.4 million to financial institutions, which comprised $5 million received on the equipment sale to a Private Container Program, $7.8 million of scheduled repayments, and $9.6 million prepaid using surplus cash balances to reduce interest expense; and,

▪	The Group paid a dividend of $0.5 million to its shareholders.
Capital Resources
          Capital Expenditures and Commitments
          The Group purchases new containers for its own account and for resale to Managed Container Programs and other parties. At September 30, 2005, the Group owed container manufacturers $37.3 million for equipment. The Group intends to fund $19 million of this equipment utilizing new and existing debt and capital lease facilities, $18.2 million from sales to Managed Container Programs and $0.1 million from sales to customers under equipment trading transactions.
          In addition, the Group had outstanding orders to purchase container equipment of $40.7 million at September 30, 2005. Of this amount, the Group intends to sell $19.5 million to the Joint Venture Program and $1.9 million to a third party under an equipment trading transaction. The remaining $19.3 million will be funded by the Group using existing container funding facilities and cash.
          In February 2005, the Group acquired 100% ownership of a variable interest entity in which it held a 0.01% share. The Group had determined that it was the primary beneficiary of the variable interest entity in December 1993. The debt held by the variable interest entity was restructured in February 2005. In connection with this restructuring, the Group issued a guarantee for $10 million of the outstanding debt and the lender cancelled an option to acquire 25% of the variable interest entity. In addition, 200,000 warrants to purchase 200,000 common shares of the Company were cancelled effective February 4, 2005. The warrants, which were exercisable at $4.41 per share, were held by the lender to the variable interest entity under the restructured debt facility. See the Group’s Report on Form 8-K filed with the SEC on February 10, 2005. The outstanding debt balance was repaid in full on August 1, 2005, as part of the funding restructuring program (see additional discussion herein).

The Cronos Group
          In August 2005, the Board of Directors declared a dividend of $0.07 per common share for the third quarter of 2005. This dividend was paid on October 14, 2005.
          On November 11, 2005, the Board of Directors declared a dividend of $0.14 per common share, payable 7 cents per common share on January 10, 2006, for the fourth quarter of 2005 to shareholders of record as of the close of business on December 22, 2005, and 7 cents per common share on April 13, 2006, for the first quarter of 2006 to shareholders of record as of the close of business on March 23, 2006.
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
Item 3 — Quantitative and Qualitative Disclosures about Market Risk
     Interest rate risk: Outstanding borrowings are subject to interest rate risk. Approximately 87.6% of total borrowings had floating interest rates at September 30, 2005. The Group conducted an analysis of borrowings outstanding at September 30, 2005 and found that if a 10% increase were applied to variable interest rates, the effect would be to reduce annual cash flows by $0.2 million.
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
     As exchange rates are outside of the control of the Group, there can be no assurance that such fluctuations will not adversely affect its results of operations and financial condition. By reference to 2004, it is estimated that for every 10% incremental change in value of the US dollar against various foreign currencies, the effect would be to change cash flows by $0.8 million in any given year.

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
          There have been no significant changes in the Group’s internal controls or in other factors that could significantly affect the Group’s internal controls during the quarter ended September 30, 2005.

The Cronos Group
PART II — OTHER INFORMATION
Item 1 — Legal Proceedings
          TOEMT Litigation
          Since the 1980s the Group has managed containers for Transocean Equipment Manufacturing and Trading Limited (“TOEMT (UK)”), an English company. A separate company by the same name was registered in the Isle of Man (“TOEMT (Isle of Man)”). Both TOEMTs are in liquidation in England, represented by the same liquidator. On December 13, 2004, the liquidator filed his “ordinary application” (in the nature of a complaint) in the High Court of Justice, Chancery Division, Companies Court, London, against the Company and two of its subsidiaries, Cronos Containers N.V. (“CNV”) and Cronos Containers (Cayman) Limited (“CAY”) (collectively the “Respondents”). See the report on Form 8-K filed with the SEC on January 13, 2005.
          By the ordinary application, the liquidator seeks a declaration pursuant to Section 213 of the UK Insolvency Act of 1986, as amended (“Insolvency Act”), that the Respondents were knowingly parties to the carrying on of the business of the two TOEMTs with the intent to defraud the creditors of the two TOEMTs and/or for other fraudulent purposes, by assisting Stefan M. Palatin, a former Chairman and Chief Executive Officer of the Group, in diverting assets from TOEMT (UK) to himself, to entities in which he was interested, and/or to his associates, otherwise than for proper purposes and otherwise than for full consideration.
          By his ordinary application, the liquidator alleges that the Respondents knowingly were parties to the carrying on of the business of the two TOEMTs to defraud the creditors of TOEMT (UK) by reason of:
1.	The transfer on or about November 25, 1991, to TOEMT (UK) of 5,500,000 ordinary shares of the Group in consideration of the contribution of shares in Trans Ocean Limited by TOEMT (UK) to the Group worth approximately $16 million, which 5,500,000 ordinary shares were then redeemed and/or transferred to Mr. Palatin and/or his nominee for no or no proper consideration;

2.	The transfer on or about December 31, 1991, to TOEMT (UK) of 90,000 preference shares (worth approximately $9 million) which were then transferred to Barton Holding Limited (a company allegedly controlled by Palatin) for no or no proper consideration, and a loan which the liquidator alleges not to have been repaid;

3.	The making of various payments (amounting to approximately $1 million) between approximately April 1993 and February 1996 by CNV to third parties, including Mr. Palatin or entities in which he was interested and/or his associates, which payments were made otherwise than for any legitimate commercial purpose or any other purpose of TOEMT (UK)’s business or interests;

4.	The making of improper cash withdrawals (amounting to in excess of $2 million), between approximately February 1991 and June 1999 from TOEMT (UK)’s bank accounts, with the assistance of CNV, which withdrawals were allegedly for the benefit of Mr. Palatin and/or his wife rather than for any legitimate commercial purpose or other purpose of TOEMT (UK)’s business or interests; and

5.	The diversion between 1991 and 1993 (with the assistance of CNV) of TOEMT (UK)’s container business to TOEMT (Isle of Man), for no or for no proper consideration.
          The liquidator further seeks a declaration pursuant to Section 213 of the Insolvency Act that the Respondents and each of them is liable to contribute to the assets of TOEMT (UK) the amount of the deficiency as regards the creditors of TOEMT (UK), which the liquidator currently estimates to be at least $58 million, or, alternatively, that the Respondents make such contributions to the assets of TOEMT (UK) as the Court thinks fit.
          The liquidator seeks an order from the court that the Respondents and each of them pay to the liquidator any sums found to be due to him by reason of the conduct alleged above, plus interest and costs.
          On May 3, 2005, the Respondents filed their application (the “Strike-Out Application” or “Application”) with the court to set aside the court’s order granting the liquidator permission to serve his ordinary application on the Respondents and, alternatively, for an order granting the Respondents summary judgment against the liquidator on his claims. By their Application the Respondents asserted that the liquidator’s

The Cronos Group
complaint and the evidence he submitted in support thereof provided no reasonable grounds for bringing the lawsuit and/or that the liquidator has no real prospect of succeeding on his lawsuit and therefore no reason to proceed to trial of his claims against the Respondents.
          A hearing on the Respondents’ Strike-Out Application was heard between July 18 and 20, 2005, at the conclusion of which the court struck out from the liquidator’s application his claim of diversion of TOEMT (UK)’s container business to TOEMT (Isle of Man) (claim no. 5 above), but otherwise set over the hearing until October 4, 2005, pending the liquidator’s filing of a comprehensive specification of his claims against the Respondents. The hearing on the Respondents’ Strike-Out Application continued on October 4 through 10, 2005. On November 4, 2005, the court rendered its judgment, granting the Respondents’ Application as to claim nos. 3 and 4 above, but denying the Respondents’ Application as to claims nos. 1 and 2. In addition, the court allowed the liquidator to restate his claim no. 5 to allege that the Respondents knowingly participated in Mr. Palatin’s concealment of his fraudulent diversion of assets from TOEMT (UK). With respect to the liquidator’s claim nos. 1 and 2, the court denied the Respondents’ Application on the ground that the liquidator had alleged sufficient facts to proceed to trial on these claims. Because CAY had not been in existence prior to May 1998, the court dismissed the liquidator’s claims in their entirety against CAY.
          On November 2, 2005, the liquidator applied to the court to file a new and superseding ordinary application against the Respondents to restate claim nos. 1, 2, and 5 above and to add three additional instances of alleged knowing participation by the Respondents in TOEMT (UK)’s fraudulent trading. The three instances involve the sale of approximately 600 refrigerated containers to CNV or an affiliate of the Company in May and December of 1991 and June of 1992 for aggregate consideration of approximately $10.7 million. The liquidator alleges that the consideration for the containers was not paid or, alternatively, if paid, that the payments were misappropriated from TOEMT (UK) by Mr. Palatin.
          At the hearing held on November 4, 2005 in which the court rendered its judgment on the Respondents’ Strike-Out Application, the court awarded the liquidator reimbursement of one-half of his costs for the hearing on Respondents’ Application (estimated to be ninety thousand British pounds), denied the application of the Company and CNV (the “Remaining Respondents”) for leave to appeal the court’s judgment; and granted the liquidator leave to file his new and superseding ordinary application against the Remaining Respondents. The Remaining Respondents intend to seek leave from the Court of Appeal to appeal that portion of the court’s judgment denying their Strike-Out Application, on the ground that the court’s ruling on the claims it did not strike out is incorrect as a matter of law. With respect to the liquidator’s three additional instances of alleged knowing participation by the Remaining Respondents in TOEMT (UK)’s fraudulent trading, the Remaining Respondents believe the allegations to be without merit and time-barred.
          If the Court of Appeal does not grant the Remaining Respondents leave to appeal the court’s judgment, then the Remaining Respondents intend to vigorously defend the liquidator’s remaining claims against them.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
          Not applicable
Item 3 — Defaults Upon Senior Securities
          Not applicable
Item 4 — Submission of Matters to a Vote of Security Holders
          Not applicable
Item 5 — Other Information
          Not applicable
Item 6 — Exhibits
(a)	Exhibits

The Cronos Group

Number	Exhibit

31.1	Rule 13a-14 Certification

31.2	Rule 13a-14 Certification

32	Section 1350 Certifications
Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
THE CRONOS GROUP

SIGNATURE		TITLE	DATE

By	/s/ PETER J. YOUNGER	President and Chief Operating Officer	November 14, 2005
Peter J. Younger

	/s/ FRANK P. VAUGHAN	Chief Financial Officer,	November 14, 2005
	Frank P. Vaughan	Senior Vice President
(Principal Financial and Accounting Officer)

The Cronos Group
                               Exhibit Index

Number	Exhibit	Page

31.1	Rule 13a-14 Certification	E1
31.2	Rule 13a-14 Certification	E2
32	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *	E3

*	This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not deemed to be “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.