Form 10-K
period 2005-12-31
CRONOS GROUP
filed 2006-03-30
CIK 919869

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2005
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
Common Shares, $2 par value per share
(Title of Class)
      Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     YES ☐  NO ☒
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     YES ☐  NO ☒
      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☒  NO ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K.     ☒
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
      Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)     YES ☐  NO ☒
      The aggregate market value of common shares held by non-affiliates of the registrant calculated by reference to the closing price on June 30, 2005, (the last business day of the registrant’s second fiscal quarter in 2005), was approximately $67,253,440.
      The number of Common Shares outstanding as of March 29, 2006:

Class	Number of Shares Outstanding

Common	7,599,347
      Portions of the following documents have been incorporated by reference into this report.

Document	Form 10-K Parts

Proxy Statement for Annual Meeting to be held in 2006	Part II — Item 5, Part III

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
      The information in this Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the securities laws. These forward-looking statements reflect the current view of the Group with respect to future events and financial performance and are subject to a number of risks and uncertainties, many of which are beyond the Group’s control. All statements, other than statements of historical facts included in this report, regarding strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of the Group are forward-looking statements. When used in this report, the words “will”, “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project”, and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. All forward-looking statements speak only as of the date of this report. The Group undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ii

PART I

Item 1 —	Business
          Introduction
      The Company is a limited liability company (société anonyme holding)organized in Luxembourg with its registered office at 5, Rue Guillaume Kroll, L-1882 Luxembourg (telephone (352) 26 48 36 88). The Company is registered with the Luxembourg Registrar of Companies under registration number R.C.S. Lux. B. 27489. The internet address of the Company is www.cronos.com.
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
      Cronos is one of the world’s leading lessors (by aggregate TEU capacity) of intermodal marine containers. It owns and manages a fleet of dry cargo and specialized containers. Through an extensive global network of offices and agents, Cronos leases both its own and other owners’ containers to over 400 ocean carriers and transport operators, including the majority of the 25 largest ocean carriers.
          Industry Background
      A marine cargo container is a reusable metal container designed for the efficient carriage of cargo with a minimum exposure to loss through damage or theft. Containers are manufactured to conform to worldwide standards of container dimensions and container ship fittings adopted by the International Standards Organization (“ISO”) in 1968. The standard container is either 20’ long × 8’ wide × 8’ 6” high (one TEU) or 40’ long × 8’ wide × 8’ 6” high (two TEU). Standardization of the construction, maintenance and handling of containers allows containers to be picked up, dropped off, stored and repaired effectively throughout the world. This standardization is the foundation on which the container industry has developed.
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
      The logistical advantages and reduced freight rates brought about by containerization have been major catalysts for world trade growth since the late 1960s, resulting in increased demand for containers. The world’s container fleet has grown from an estimated 270,000 TEU in 1969 to approximately 21 million TEU by the end of 2005.
      The container leasing business is cyclical and depends largely upon the volume of world trade.
          Operations
      Cronos’ sales and marketing operations are conducted through Cronos Containers Limited (“CCL”), a wholly-owned subsidiary based in the United Kingdom. CCL is supported in this role by area offices and dedicated agents located in San Francisco, New Jersey, Antwerp, Genoa, Hamburg, Gothenburg, Singapore, Hong Kong, Sydney, Tokyo, Taipei, Seoul, Rio de Janeiro, Shanghai, Lisbon and Chennai.
      Cronos also maintains agency relationships with 13 independent agents around the world who are generally paid a commission based upon revenues generated in the region or the number of containers that are leased from their area. These agents are located in areas where the volume of Cronos’ business necessitates a presence in the area but is not sufficient to justify a fully-functioning Cronos office or dedicated agent. Agents provide marketing support to these areas, together with limited operational support.
      In addition, Cronos relies on the services of approximately 168 independently owned and operated depots around the world to inspect, repair, maintain and store containers while off-hire. The Group’s area offices authorize all container movements into and out of the depot and supervise all repairs and maintenance performed by the depot. The Group’s technical staff set the standards for repair of the Cronos fleet throughout the world and monitor the quality of depot repair work. The depots provide a link to the Group’s operations, as the redelivery of a container into a depot is the point at which the container is off-hired from one customer and repaired, if necessary, and stored in preparation for re-leasing to the next customer.
      Cronos’ global network is integrated with its computer system and provides 24-hour communication between offices, agents and depots. The system allows Cronos to manage and control its global fleet and provides the responsiveness and flexibility necessary to service the leasing market effectively. This system is an integral part of Cronos’ service, as it processes information received from the various offices, generates billings to lessees and produces a wide range of reports on all aspects of the Group’s leasing activities. The system records the life history of each container, including the length of time on-hire, revenue and repair costs information, port activity trends and leasing and equipment data per customer. The operations and marketing data interfaces with Cronos’ finance and accounting system to provide revenue, cost and asset information to management and staff around the world. The Group continues to develop its internet based applications, which enhance its customer support network by allowing access for on-line product inquiries.
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

•	Leasing provides shipping lines with the flexibility to respond to rapidly changing market opportunities;

•	Leasing allows shipping lines to respond to changing seasonal and trade route demands, thereby optimizing their capital investment and minimizing storage costs;

•	Leasing enables shipping lines to expand their trade routes without making a permanent commitment to support their new structure;

•	Leasing gives shipping lines access to the equipment they need without having to make large capital expenditures;

•	Leasing offers a shipping line an alternative source of financing in a traditionally capital-intensive industry; and,

•	Leasing permits shipping lines to benefit from the relationship between container manufacturers and leasing companies.
          Fleet Profile
      Cronos focuses on supplying high-quality containers to its customers. These containers are manufactured to specifications that meet ISO standards and are designed to minimize repair and operating costs. Cronos operates a fleet of dry cargo and specialized containers. Specialized containers include refrigerated, tank and dry freight special containers.

      The following chart summarizes the gross lease revenue recorded by product for each of the years presented:

(in thousands)	2005	2004	2003	2002	2001

Dry cargo containers	$94,638	$91,511	$80,773	$78,760	$84,921
Specialized containers:
Refrigerated containers	19,890	20,613	20,829	21,293	22,422
Tank containers	10,188	8,295	6,713	6,123	5,908
Dry freight specials	14,308	11,677	9,186	7,467	7,094

Total	$139,024	$132,096	$117,501	$113,643	$120,345

Dry Cargo Containers
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

Specialized Containers
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
      Cronos’ tank containers are constructed and maintained in accordance with strict international codes for the worldwide transport and storage of bulk liquids on both land and sea. These codes include those of the ISO, the International Maritime Organization (“IMO”) and the American Society of Mechanical Engineers (“ASME”) VIII Pressure Vessel Design Code. The fleet comprises both T4 and T11 type tanks, which can carry highly flammable, corrosive, toxic and oxidizing substances as well as non-hazardous cargoes such as food and oils. Tank containers range in capacity from 17,500 litres to 31,000 litres and are generally insulated and equipped with a heating system (steam or electrical).
      Dry freight specials include Cellular Palletwide Containers (“CPCs”), rolltrailers, open tops, flat racks and bulkers:

•	Cronos owns the patents for the CPC, a specialized container of extra interior width designed specifically for the carriage of cargo on metric pallets. The patents expire at various dates between 2006 and 2013. CPCs allow for the side-by-side stowage of metric pallets, which is not possible in a standard ISO container, thereby increasing the pallet load capacity per container. In addition to its leasing activity, Cronos earns CPC licence fee income on the sale of CPCs to third parties.

•	A rolltrailer is a heavy-duty chassis used for moving heavy cargo or containers onto and off of Roll On — Roll Off ships. Cronos entered the rolltrailer market in 1996 when it acquired a Swedish company with an existing fleet of rolltrailers.

•	Open tops are primarily used to enable loading of heavy machinery from above the container and for the carriage of certain over-height cargoes that would be unsuitable for a standard ISO container.

•	Flat racks similarly are typically used for the transportation of heavy machinery and can be folded flat for inexpensive and efficient repositioning.

•	Bulkers are containers designed for the carriage of granular cargoes, including plastics, certain chemicals and agricultural products. The cargo carried by bulkers can be loaded and shipped in a loose state without the need for any other packaging.

	Cronos Fleet (in TEU thousands)
	at December 31,

	2005	2004	2003	2002	2001

Dry cargo containers	393.9	399.1	370.5	364.5	368.4
Specialized containers:
Refrigerated containers	14.9	11.5	12.3	13.3	13.9
Tank containers	4.9	3.5	2.7	2.4	2.3
Dry freight specials	32.1	25.2	20.3	14.8	21.6

Total fleet	445.8	439.3	405.8	395.0	395.9

          Company Strategy
      Cronos focuses on optimizing the return on container investment capital by providing flexible master, term and direct financing leases to the world’s top ocean carriers, across a broad range of dry cargo and specialized containers.
          Types of Leases Available to Shipping Lines
      Master leases provide customers with flexibility by allowing them to pick up and drop off containers where and when needed, subject to restrictions and availability, on pre-agreed terms. Master leases also define the number of containers that may be returned within each calendar month, the permitted return locations and applicable drop-off charges. Due to the increased flexibility they offer, master leases usually command higher per diem rates and generate more ancillary revenue (including pick-up, drop-off, handling and off-hire revenue) than term leases. The commercial terms of master leases are usually negotiated or renewed annually.
      Term leases are for a fixed number of containers for a fixed period of time, typically ranging from three to five years. In most cases, containers cannot be returned prior to the expiration of the lease. Some term lease agreements contain early termination penalties that apply in the event of early redelivery. Term leases provide greater revenue stability to the lessor, but usually at lower lease rates than master leases. Ocean carriers use term leases to lower their operating costs when they have a need for an identified number of containers for a specified term.
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

          Lease Profile

	Percentage of Fleet by Lease Type as of December 31, 2005

	Product Type

				Dry Freight	Total
Type of Lease	Dry Cargo	Refrigerated	Tank	Specials	Fleet

Master	47%	26%	42%	46%	46%
Term
- short-term(1)	12%	25%	14%	18%	13%
- long-term(2)	35%	45%	33%	20%	34%
Direct Financing	6%	4%	11%	16%	7%

Total	100%	100%	100%	100%	100%

(1)	Short-term leases represent term leases that are either scheduled for renegotiation or that may expire in 2006.

(2)	Long-term leases represent term leases that expire after 2006, the majority of which will expire between 2007 and 2012.
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
          Customers
      Cronos is not dependent upon any particular customer or group of customers. None of the Group’s customers accounts for 10% or more of its revenue, and the ten largest customers accounted for approximately 57% of the total leased TEU fleet. The majority of Cronos’ customers are billed and pay in United States dollars.
      See Item 7A — “Quantitative and Qualitative Disclosures about Market Risk” herein for a description of the Cronos credit policy.
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
      In recent years, China has become the primary location for almost all types of container manufacturing. Refrigeration units, which represent approximately half of the cost of a refrigerated container, are purchased from the two primary suppliers of container refrigeration units headquartered in the United States, both of which have manufacturing plants in the Far East. These units are shipped to the container manufacturer for installation into the container.

          Repair and Maintenance
      All containers are inspected and repaired when redelivered in accordance with standardized industry guidelines. Depots in major port areas perform repair and maintenance work that is verified by either independent surveyors or the Cronos technical and operations staff. As described under Item 1 — “Business — Lease Profile” some customers enter into a damage protection plan. All other customers are obligated to pay for all damage repairs, excluding normal wear and tear.
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
          Disposition of Used Containers
      Cronos estimates that the useful operational life for most containers in the Group fleet ranges from 12 to 20 years.
      Cronos disposes of used containers in a worldwide secondary market in which buyers include wholesalers, mini-storage operators, construction companies and others. The market for used containers generally depends on new container prices, the quantity of containers targeted for disposal and the overall lease market for containers at a particular location.
          Competition
      Competition among container leasing companies is based upon several factors, including the location and availability of inventory, lease rates, the type, quality and condition of the containers, the quality and flexibility of the service offered, the availability of suitable financing and the professional relationship between the customer and the lessor. Other factors include the speed with which a leasing company can prepare its containers for lease and the ease with which a lessee believes it can do business with a lessor or its local area office. Not all container leasing companies compete in the same markets as some supply only specific container types.
      Cronos competes with various container leasing companies in the markets in which it conducts business. The container leasing companies essentially comprises three broad groups. The first group includes six of the largest leasing companies, controlling almost 72% of the total leased fleet. The second group, which includes Cronos and five other leasing companies, controls approximately 21% of the total leased fleet. The third group controlling the remaining 7% comprises the smaller, more specialized fleet operators.
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
          Employees
      As of December 31, 2005, Cronos had 81 employees worldwide; 44 were located in Europe, 22 in the United States and 15 in Asia and Australia combined.
      Four of Cronos’ employees based in Italy are covered by the terms of a collective bargaining agreement that exists for employees of the service industry.
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
      1. US Limited Partnership Programs (“US Limited Partnership Programs”),
      2. Joint Venture Program (“Joint Venture Program”),
      3. Private Container Programs (“Private Container Programs”), and
      4. Owned Containers (“Owned Containers”).
      Prior to December 2004, the US Limited Partnership Programs segment and the Joint Venture Program segment were combined in a single operating segment, Container Equity Programs, in accordance with the aggregation criteria of Statement of Financial Accounting Standards (“SFAS”) No. 131 — “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). At December 31, 2004, the Joint Venture Program exceeded the 10% revenue threshold of SFAS 131 and accordingly has been reported as a separate segment since that date. Corresponding items of segment information have been restated for prior years.
      Lease agreements with US Limited Partnership Programs, the Joint Venture Program and Private Container Programs (collectively “Managed Container Programs”). The majority of agreements between the Group and Managed Container Programs are in the form of a master lease, under the terms of which the Group is not liable to make any payments to the Managed Container Programs until such time as the containers have been placed on lease to an ocean carrier. The agreements generally provide that the Group will make payments based upon the rentals collected from ocean carriers after deducting direct operating expenses and the compensation earned by the Group for managing the containers.
      Although all containers, regardless of the source of funding or ownership, are leased as part of a single global fleet, management separately monitors performance of each reportable segment.

      The following chart summarizes the composition of the Cronos fleet by segment (based on original equipment cost) at December 31 for each of the years indicated:

	2005	2004	2003	2002	2001

US Limited Partnership Programs	18%	22%	25%	27%	29%
Joint Venture Program	31%	14%	8%	4%	—
Private Container Programs	29%	32%	36%	39%	40%
Owned Containers	22%	32%	31%	30%	31%

Total	100%	100%	100%	100%	100%

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
      Segment revenues from external customers, segment profit or loss and total assets are disclosed in Note 3 to the 2005 Consolidated Financial Statements, and are incorporated by reference herein.
          US Limited Partnership Programs
      Since 1979, Cronos has sponsored seventeen US limited partnerships and raised over $485 million from over 37,500 investors. The partnerships are all California limited partnerships. Eleven of the original seventeen partnerships have now been dissolved. The objectives of the partnerships are to invest in marine cargo containers, to generate continuing income for distribution to the limited partners, and to realize the residual value of the container equipment at the end of its useful economic life or upon the liquidation of a partnership. See “Material Off-Balance Sheet Arrangements, Transactions and Obligations” under Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.
      The US Limited Partnership Programs provide compensation to Cronos, the general partner, consisting of the following fees and commissions:

•	Acquisition fees equal to between 1.5% and 5% (depending on the program) of the original cost of equipment acquired by the partnerships. Such fees are paid on or about the date of the equipment purchase and are recognized as income for accounting purposes by Cronos, in its statement of operations, on a straight-line basis over the period of the agreement to which they relate;

•	Management fees equal to 7% of gross lease revenue;

•	Reimbursed administrative expenses for certain overhead and operating expenses;

•	Incentive fees equal to 15% of distributable cash after the limited partners have received an amount equal to their capital contributions plus an 8% — 10% cumulative compounded annual return on their adjusted capital contributions (depending on the program);

•	General partner’s share equal to 5% of distributable cash generated by the partnerships’ operating activities and 1% of distributions from sales proceeds.
      One customer, Mediterranean Shipping Company S.A. (“MSC”), accounted for 10% of gross lease revenue of the US Limited Partnership Programs operating segment for the year ended December 31, 2005. MSC is a private company based in Switzerland and is ranked as the second largest container liner operator in the world.
          Joint Venture Program
      Cronos established the Joint Venture Program in 2002 with one of the Company’s lenders. See “Material Off-Balance Sheet Arrangements, Transactions and Obligations” under Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.

      The Joint Venture Program provides compensation to Cronos consisting of the following fees:

•	Acquisition fees equal to 1.25% of the original cost of equipment acquired by the Joint Venture Program. Such fees are paid on or about the date of the equipment purchase and are recognized as income for accounting purposes by Cronos, in its statement of operations, on a straight-line basis over the period of the agreement to which they relate;

•	Management fees equal to 8% of net lease revenue (gross lease revenue less direct operating expenses);

•	Disposition fees equal to 5% of disposal proceeds providing that at the time of disposition the disposal proceeds exceed the net book value of the container.
          Private Container Programs
      Cronos manages containers pursuant to agreements negotiated directly with corporations, partnerships and private individuals located in Europe, the United States and South Africa. The terms of the agreements vary but do not exceed 15 years and take two principal forms.
      Under the first form of agreement, Cronos generally earns compensation equal to gross lease revenue less direct operating expenses less the payment to the Managed Container Programs, computed in accordance with the terms of each individual agreement. In certain cases, Cronos may also earn an incentive fee.
      Under the second form of agreement, the container owner is entitled to a fixed payment for a specified term. Cronos earns compensation equal to the excess of gross lease revenue less direct operating expenses less the fixed payment to the Managed Container Program. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.
          Owned Containers
      Cronos uses cash, bank loans and capital leases to finance the acquisition of equipment for its own fleet. From time to time, Cronos also owns containers on a temporary basis until such time that the containers are sold to the Managed Container Programs. Most containers identified for sale to the Managed Container Programs are purchased new by Cronos, and sold to owners of the Managed Container Programs within six months. This strategy allows Cronos more flexibility to negotiate and buy containers strategically, based on market conditions. In addition, Cronos may on occasion own equipment that has been acquired specifically for resale to third parties under equipment trading transactions. Equipment acquired under equipment trading transactions does not enter the Cronos managed fleet.
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
          Financial Information about Geographic Areas
      The operations of the Group are subject to the fluctuations of world economic and political conditions. Such factors may affect the pattern and levels of world trade. The Group believes that the risks associated with leases to non-US customers are generally the same as for leases to US customers.
      Lease revenue is deemed to be earned based on the physical location of the containers while on lease. Almost all of the Group’s lease revenue is earned on containers used by its customers in global trade routes. Accordingly, the Group believes that it does not possess discernible geographic reporting segments. See additional discussion in “Operating Segments” and in Note 3 to the 2005 Consolidated Financial Statements.

Item 1A —	Risk Factors
      An investment in the common shares of the Company involves a high degree of risk. The principal risks that attend the Company and its business include the following:
      Market for Common Shares. The market for the Company’s outstanding common shares is not liquid. The Company’s four largest groups of shareholders control approximately 63% of its outstanding common shares. For 2005, the average daily trading volume in the Company’s shares was 7,216.
      Political, Economic & Business Risks. The Group may be adversely affected by business, economic and political risks which generally are beyond the control of the Group and include:

•	Political instability;

•	Fluctuations in world trade: Demand for leased containers is dependent upon levels of world trade and the supply of containers relative to demand. Future fluctuations in world trade could negatively affect the Group’s container leasing operations;

•	Fluctuations in inflation, interest rates and foreign exchange rates;

•	Import and export tariffs and restrictions;

•	Restrictions on the movement of capital;

•	Terrorist attacks and the risk of terrorist attack;

•	Economic conditions in the shipping and other industries;

•	The supply and cost of new containers: For example, lease rates can be impacted by the over-supply of new containers into the market;

•	Fluctuations in supply and demand for containers resulting from, among other things, obsolescence, changes in the methods or economics of a particular mode of transportation or changes in governmental regulations or safety standards;

•	Fluctuations in shipping lines’ fleet mix: Demand for leased containers is largely dependent on the decision of shipping lines to lease, rather than purchase, containers to supplement their own operating fleets. Any significant changes in the composition of the shipping lines’ leased and owned container fleets could adversely affect the demand for leased containers;

•	Increases in maintenance expenses, taxes, insurance costs, third party fees and other expenses attributable to the operation and the maintenance of the containers that cannot be offset by increased lease revenues from the containers;

•	The risk of uninsured losses with respect to the containers or insured losses for which insurance proceeds are inadequate; and,

•	The effects of strikes, labor disputes and foreign political unrest.
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
      Defaults by Lessees. A default by a customer may result in lost revenue for past leasing services and additional operating expenses. The repossession of containers from customers that have defaulted can prove difficult and, when containers are recovered, the Group may not be able to re-lease the equipment at comparable rates and on favorable lease terms.
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
      Specialized Containers. Specialized containers include refrigerated containers and tanks. Refrigerated containers are subject to inherent risks of mechanical breakdown and technological obsolescence. Tanks, which can be used to transport hazardous materials, include additional risks of environmental and tort liability.
      Environmental. Countries that are signatories to the Montreal Protocol on the environment agreed in November 1992 to restrict the use of environmentally destructive refrigerants, banning production (but not use) of chlorofluorocarbon compounds (“CFCs”) beginning in January 1996. Since then, the environmental impact of CFCs has become increasingly prominent. On January 1, 2001, it became illegal for environmentally destructive refrigerants to be handled, other than for disposal, in most of the countries that are members of the European Union. All of Cronos’ refrigerated containers purchased since June 1993 use non-CFC refrigerant gas in the operation and insulation of the containers, although a reduced quantity of CFCs are still used in the container manufacturing process. At December 31, 2005, 54 of the 10,200 refrigerated containers that were operated by the Group used the CFC refrigerant gas. All of the 54 containers are currently on lease and the Group will dispose of each unit upon its redelivery. The replacement refrigerant used in the Group’s new refrigerated containers may also become subject to similar governmental regulations. In the past, the Group has retrofitted certain refrigerated containers with non-CFC refrigerants. Cronos has decided not to retrofit any additional containers. In the unlikely event that any such further retrofitting expenses should be required, they would not be material to the financial position or results of operations of the Group.
      Key Personnel. The senior management team at Cronos has significant industry experience. The continued growth and profitability of the Group depends on the ability to retain senior management. The loss of certain key personnel could have an adverse impact on the future of the business.
      The Group is subject to other risks in the operation of its business. For a discussion of the container leasing industry and the Group’s business, see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.
      For a discussion of the Group’s legal proceedings, see Item 3 — “Legal Proceedings” herein. For a discussion of the Group’s commitments and contingencies, see Note 17, “Commitments and Contingencies”, to the Company’s 2005 Consolidated Financial Statements. For a discussion of the market for the Company’s common shares, see Item 5 — “Market for the Company’s Common Equity and Related Stockholder Matters” herein.

Item 1B —	Unresolved Staff Comments
      Not applicable.

Item 2 —	Properties
      Cronos leases approximately 6,300 square feet of office space near London, England, where its container leasing operations are conducted. Cronos also leases approximately 8,900 square feet of office space in San Francisco, California, where its Managed Container Program activities are based. Cronos also conducts its container leasing operations from smaller offices that are leased in Antwerp, Genoa, Gothenburg, Hamburg, Hong Kong, New Jersey, Singapore and Sydney.
      The containers owned and managed by Cronos are described under Item 1 — “Business” and under Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The following table summarizes the composition of the container fleet as of December 31, 2005 (based on TEUs):

		Managed
	Owned	Container	Total
	Containers	Programs	Fleet

Dry cargo containers	63,214	330,666	393,880
Specialized containers:
Refrigerated containers	5,654	9,246	14,900
Tank containers	1,615	3,255	4,870
Dry freight specials	15,681	16,437	32,118

Total	86,164	359,604	445,768

      The majority of Owned Containers are financed by debt and capital lease obligations. Under the terms of the debt agreements, the containers act as collateral for the outstanding loan facility. For assets financed by capital lease obligations, although the Group takes all the risks and rewards of ownership, the lessor retains title to the equipment until the capital lease obligation has been discharged and any purchase option has been exercised by the Group.
      The following chart summarizes the utilization of each product type as at December 31, 2005:

Dry cargo containers	91%
Specialized containers:
Refrigerated containers	87%
Tank containers	84%
Dry freight specials:
CPCs	92%
Rolltrailers	93%
Other dry freight specials	82%

Item 3 —	Legal Proceedings
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
      By the ordinary application, the liquidator seeks a declaration pursuant to Section 213 of the UK Insolvency Act of 1986, as amended (the “Insolvency Act”), that the Respondents were knowingly parties to the carrying on of the business of the two TOEMTs with the intent to defraud the creditors of the two TOEMTs and/or for other fraudulent purposes, by assisting Stefan M. Palatin, a former Chairman and Chief Executive Officer of the Group, in diverting assets from TOEMT (UK) to himself, to entities in which he was interested, and/or to his associates, otherwise than for proper purposes and otherwise than for full consideration.
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

4.	The making of improper cash withdrawals (amounting to in excess of $2 million), between approximately February 1991 and June 1999 from TOEMT (UK)’s bank accounts, with the assistance of CNV, which withdrawals were allegedly for the benefit of Mr. Palatin and/or his wife rather than for any legitimate commercial purpose or other purpose of TOEMT (UK)’s business or interests; and,

5.	The diversion between 1991 and 1993 (with the assistance of CNV) of TOEMT (UK)’s container business to TOEMT (Isle of Man), for no or for no proper consideration.
      The liquidator further seeks a declaration pursuant to Section 213 of the Insolvency Act that the Respondents and each of them is liable to contribute to the assets of TOEMT (UK) the amount of the deficiency as regards the creditors of TOEMT (UK), which the liquidator currently estimates to be at least $41 million, or, alternatively, that the Respondents make such contributions to the assets of TOEMT (UK) as the Court thinks fit.
      The liquidator seeks an order from the court that the Respondents and each of them pay to the liquidator any sums found to be due to him by reason of the conduct alleged above, plus interest and costs.
      On May 3, 2005, the Respondents filed their application (the “Strike-Out Application” or “Application”) with the court to set aside the court’s order granting the liquidator permission to serve his ordinary application on the Respondents and, alternatively, for an order granting the Respondents summary judgment against the liquidator on his claims. By their Application the Respondents asserted that the liquidator’s complaint, and the evidence he submitted in support thereof, provided no reasonable grounds for bringing the lawsuit and/or that the liquidator has no real prospect of succeeding on his lawsuit and therefore no reason to proceed to trial of his claims against the Respondents.
      A hearing on the Respondents’ Strike-Out Application was heard between July 18 and 20, 2005, at the conclusion of which the court struck out from the liquidator’s application his claim of diversion of TOEMT (UK)’s container business to TOEMT (Isle of Man) (claim no. 5 above), but otherwise set over the hearing until October 4, 2005, pending the liquidator’s filing of a comprehensive specification of his claims against the Respondents. The hearing on the Respondents’ Strike-Out Application continued on October 4 through 10, 2005. On November 4, 2005, the court rendered its judgment, granting the Respondents’ Application as to claim nos. 3 and 4 above, but denying the Respondents’ Application as to claims nos. 1 and 2. In addition, the court allowed the liquidator to restate his claim no. 5 to allege that the Respondents knowingly participated in Mr. Palatin’s concealment of his fraudulent diversion of assets from TOEMT (UK). With respect to the liquidator’s claim nos. 1 and 2, the court denied the Respondents’ Application on the grounds that the liquidator had presented an arguable case and should be allowed to proceed to trial on these claims. Because CAY had not been in existence prior to March 1998, the date of the commencement of the TOEMT (UK) liquidation proceedings, the court dismissed the liquidator’s claims in their entirety against CAY.
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
      At the hearing held on November 4, 2005 in which the court rendered its judgment on the Respondents’ Strike-Out Application, the court awarded the liquidator reimbursement of one-half of his costs for the hearing on Respondents’ Application (estimated to be ninety thousand British pounds), denied the application of the Company and CNV (the “Remaining Respondents”) for leave to appeal the court’s judgment; and granted the liquidator leave to file his new and superseding ordinary application against the Remaining Respondents. The liquidator filed his new and superceding ordinary application against the Remaining Respondents on February 10, 2006. On November 18, 2005, the Remaining Respondents filed their notice with the court of appeal seeking leave to appeal that portion of the court’s judgment denying their Strike-Out Application, on the ground that the court’s ruling on the claims it did not strike out is incorrect as a matter of law. With respect to the liquidator’s three additional instances of alleged knowing participation by the Remaining Respondents in TOEMT (UK)’s fraudulent trading, the Remaining Respondents believe the allegations to be without merit and time-barred. On March 10, 2006, the court of appeal granted in part and denied in part the Remaining Respondents’ application to appeal the court’s judgment. Pending resolution of the appeal, prosecution of the underlying action is stayed.
          Purchase of TOEMT Creditor Claims
      The liquidator of the two TOEMTs has identified two creditors of TOEMT (UK) (it is now common ground that TOEMT (Isle of Man) had nominal assets and no substantive creditors). The two identified creditors of TOEMT (UK) are MKB Bank Rt., also known by its English name, the Hungarian Foreign Trade Bank (“MKB” or the “Bank”) and companies or partnerships managed by Karadas GmbH — Contrin Konsortium 1988/1, Contrin Konsortium 1988/S, Contrin Übersee Transportgeräte Handelsgesellschaft m.b.H. & Co KG 1989, Contrin Übersee Transportgeräte Handelsgesellschaft m.b.H & Co KG 1990, Container Leasing GmbH (1993), Contrin Worldwide Containerleasing GmbH (1994 &

1995) — each a company or partnership organized and existing under the laws of Austria (collectively, the “Contrin Creditors”). The liquidator has acknowledged MKB’s creditor’s claim at U.S. $38.3 million. The Contrin Creditors initially submitted a creditor’s claim in the TOEMT (UK) insolvency proceeding aggregating U.S. $20.6 million. The Respondents understand that the liquidator rejected these claims in September 2005, but allowed the Contrin Creditors to reformulate them. The Contrin Creditors reformulated their claims and resubmitted them on or about December 15, 2005, in the aggregate amount of US $2.2 million. There are no other known creditors of TOEMT (UK).
      On March 21, 2006, CNV purchased from MKB its entire TOEMT (both TOEMT (UK) and TOEMT (Isle of Man)) creditors’ claims and from the Contrin Creditors’ their entire TOEMT (both TOEMT (UK) and TOEMT (Isle of Man)) creditors’ claims, for an aggregate cash payment of $3.7 million, including fees paid to CNV’s third-party financial advisors. In addition, CNV has agreed to pay the Contrin creditors 5% of any distributions CNV receives, as creditor of the two TOEMTs, in excess of $1.9 million (which CNV currently believes to be unlikely). In addition, CNV has provided a bank guarantee to MKB to provide assurance to MKB that it will be held harmless from any liability (and costs reasonably incurred in connection therewith) imposed on MKB arising from the liquidation of the two TOEMTs. The limit of the guarantee is $0.4 million. The guarantee shall remain open until the liquidation proceedings of the two TOEMTs are completed and the two TOEMTs are struck off the UK and Isle of Man companies’ registers.
      With the purchase of the claims of the only known creditors of both TOEMTs, the Company intends to pursue an end to the litigation brought by the TOEMT liquidator against the Respondents. The timing of the termination of the litigation and the winding-up of the two TOEMTs will depend upon the cooperation of the liquidator. Accordingly, the Company is unable to predict when the winding-up of the TOEMT liquidations and the termination of the litigation brought by the liquidator against the Respondents will occur.

Item 4 —	Submission of Matters to a Vote of Security Holders
      Not applicable.

PART II

Item 5 —	Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      The Company’s common shares are traded on the Nasdaq National Market System under the symbol “CRNS”. There is no trading market for the common shares outside the United States.
      At March 29, 2006, there were outstanding 7,599,347 common shares. They were held of record by approximately 1,100 holders. The table below shows the high and low reported closing prices for the common shares on the Nasdaq National Market System for the last two years for the quarterly periods indicated. Closing prices are market quotations and reflect inter-dealer prices, without retail mark up, mark down or commission and may not necessarily represent actual transactions.

	Price Range

	High	Low

Calendar Year 2004
First Quarter	$7.200	$5.000
Second Quarter	$6.980	$5.810
Third Quarter	$9.600	$6.310
Fourth Quarter	$10.320	$7.850
Calendar Year 2005
First Quarter	$13.879	$9.980
Second Quarter	$13.100	$10.810
Third Quarter	$12.770	$10.350
Fourth Quarter	$12.890	$10.400
      The Company declared dividends to its shareholders for the last two years for the quarterly periods indicated:

	Calendar Year

	2005	2004

First Quarter	$—	$—
Second Quarter	$0.06	$0.03
Third Quarter	$0.07	$0.04
Fourth Quarter(1)	$0.14	$0.10

(1)	Declared in respect of fourth and first quarters. See additional disclosure herein.
      On November 11, 2004, the Board of Directors declared a dividend of 10 cents per common share, of which 5 cents per common share was paid on January 10, 2005, for the fourth quarter of 2004 to shareholders of record as of December 22, 2004, and 5 cents per common share was paid on April 15, 2005, to shareholders of record as of March 24, 2005, for the first quarter of 2005.
      On November 11, 2005, the Board of Directors declared a dividend of $0.14 per common share. Of this, 7 cents per common share was paid on January 10, 2006, for the fourth quarter of 2005 to shareholders of record as of the close of business on December 22, 2005, and 7 cents per common share is payable on April 13, 2006, for the first quarter of 2006 to shareholders of record as of the close of business on March 23, 2006.
      In March 2006, subject to shareholder approval at the 2006 annual meeting of shareholders, the Board of Directors declared a dividend of $0.07 per common share for the second quarter of 2006, payable July 13, 2006 to shareholders of record as of the close of business on June 23, 2006. The Group currently expects to declare quarterly cash dividends for the third and fourth quarters of 2006 comparable to that proposed for the second quarter of 2006.

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
          Equity Compensation Plan Information
      Information regarding the Group’s equity compensation plans, including both shareholder approved plans and non-shareholder approved plans, will be set forth in the section entitled “Compensation of Executive Officers and Directors” in the Group’s definitive Proxy Statement to be filed within 120 days after the Group’s fiscal year-end of December 31, 2005, which information is incorporated herein by reference.
      See Note 19 to the 2005 Consolidated Financial Statements for a description of the stock-based compensation plans.

Item 6 —	Selected Financial Data
      The following table sets forth consolidated financial information for the Group as of and for the periods noted. The balance sheet and statements of operations data have been derived from the Consolidated Financial Statements of the Company. The table should be read in conjunction with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the 2005 Consolidated Financial Statements and related notes thereto included elsewhere in this Annual Report.

	Years Ended December 31,

	2005			2002	2001
	(1)(2)(3)(4)	2004(5)	2003(6)	(7)(8)	(8)(9)10)

	(in thousands, except per share data)
Statements of Income Data:
Gross lease revenue	$139,024	$132,096	$117,501	$113,643	$120,345
Total revenues	148,290	140,508	126,263	119,323	131,688
Income before cumulative effect of change in accounting principle (see footnote 8)	7,802	8,865	4,190	2,309	3,401
Basic net income per share before cumulative effect of change in accounting principle	$1.06	$1.22	$0.57	$0.31	$0.43

Diluted net income per share before cumulative effect of change in accounting principle	$0.98	$1.14	$0.55	$0.31	$0.42

Shares used in:
- basic net income per share calculations	7,359	7,261	7,322	7,365	8,001
- diluted net income per share calculations	7,962	7,749	7,602	7,425	8,052
Cash dividends declared per common share	$0.27	$0.17	$0.08	$0.04	—
Balance Sheet Data (at end of period):
Cash and cash equivalents	$15,829	$17,579	$8,432	$5,626	$5,794
Total assets	271,732	271,749	238,037	236,303	251,402
Long-term debt and capital lease obligations	76,011	114,122	106,434	114,864	124,686
Total debt and capital lease obligations	87,780	127,953	119,205	128,950	138,385
Shareholders’ equity	77,537	70,359	62,033	59,082	57,104

(1)	In 2005, the Group recorded a charge of $4.1 million in connection with TOEMT related legal claims made against the Group.

(2)	In 2005, the Group recorded a gain of $1.3 million on the completion of the sale of the Amersham Estate and the distribution of the amounts due to Cronos. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.

(3)	In 2005, the Group recognized $0.8 million of income on the recovery of an amount payable to a Managed Container Program. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.

(4)	In 2005, the Group recorded a one-time after-tax expense of $0.9 million relating to the restructuring of the Group’s sales and marketing divisions. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.

(5)	In 2004, the Group reversed a $1.3 million provision that had originally been provided against a related party loan note in 1997. In December 2004, the Group concluded that the loan note was recoverable and would be repaid in full from the proceeds of the sale of the Amersham Estate. The loan note was repaid on February 2, 2005.

(6)	In 2003, the Group recorded a tax benefit of $2.7 million following the transfer of assets to an affiliate resident in a foreign jurisdiction. Under the prevailing tax legislation, the Group was able to complete the transaction without generating a recapture of tax depreciation. As a result, the deferred tax associated with these assets was credited to income. In addition, the Group incurred $0.5 million of breakage costs in connection with the refinancing of the assets.

(7)	In 2002, the Group recorded a tax benefit of $2.5 million as a result of a settlement with an overseas tax authority.

(8)	In December 2003, the Group adopted Interpretation No. 46 Revised (“FIN 46R”), “Consolidation of Variable Interest Entities”. The Group applied FIN 46R to all entities that were subject to FIN 46R as of December 31, 2003, and determined that it was the primary beneficiary of a variable interest entity. Accordingly, Cronos applied FIN 46R by restating previously issued financial statements as of December 31, 2002, and for the year ended December 31, 2002, with a cumulative effect adjustment in the beginning of the first year restated.

(9)	In 2001, the Group recorded charges of $2 million relating to the impairment of certain long-lived assets.

(10)	In 2001, the Group recorded income of $6 million from recovery of related party loans resulting from the partial recovery of interest and principal under two promissory notes between the Group and a former chairman.

Item 7 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion of the Group’s financial condition and results of operations should be read in conjunction with the 2005 Consolidated Financial Statements and the notes thereto and the other financial and statistical information appearing elsewhere in this annual report. The 2005 Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).
      The segment information presented in Note 3 to the Group’s 2005 Consolidated Financial Statements relates to the containers in the Group’s fleet owned by the Group itself (Owned Containers) and by Managed Container Programs. Owned Containers include containers held for resale.
      All containers, whether owned or managed, are operated as a single fleet. The Group has discretion over which ocean carriers, container manufacturers and suppliers of goods and services it deals with. Since the Group’s agreements with the owners of Managed Container Programs meet the definition of leases within the scope of SFAS No. 13 — “Accounting for Leases” (“SFAS 13”), they are accounted for in the Group’s financial statements as leases under which the container owners are lessors and the Group is lessee. In 2005, 95% of payments to owners of Managed Container Programs represented agreements which generally provided that the amounts payable to container owners were based upon the rentals to ocean carriers after deducting direct operating expenses and the compensation earned by Cronos for managing the equipment. The remaining 5% of payments to Managed Container Programs represented agreements under which there were fixed payment terms. Minimum lease payments on the agreements with fixed payment terms are included in Item 7 under Contractual Obligations and in Note 15 (c) to the Group’s 2005 Consolidated Financial Statements.
          Overview of Primary Revenue and Expense Items
      Gross lease revenue is generated by leasing containers, both owned by the Group and by Managed Container Programs, to ocean carriers under operating leases and exclude billings in advance. Amounts due under master leases are calculated by the Group at the end of each month and billed approximately 3 to 5 days thereafter. Amounts due under term leases are set forth in the respective lease agreements and are generally billed and payable on a monthly basis. Changes in gross lease revenue depend primarily upon changes in fleet size, utilization rates and per diem rates.
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
      Commissions, fees and other operating income includes acquisition fees relating to the Group’s Managed Container Programs, income from direct financing leases, fees earned in connection with equipment consultancy and design services, licence fee income earned in connection with the patented CPCs (see Item 1 — “Business”), fees earned on the disposal of containers owned by Managed Container Programs, foreign exchange gains or losses, and miscellaneous other fees and income. Although acquisition fees are generally received in cash at the inception of a Managed Container Program and are non-refundable, they are recognized in the statement of income on a straight-line basis over the period of the managed container agreement to which they relate.
      This item is affected by the size of managed programs and the contracted acquisition fee, the quantity of consultancy and design projects undertaken and the profit margins earned in each transaction, the quantity of CPCs acquired by third parties, the quantity and value of direct financing leases, the proceeds realized on the disposition of used containers and the fee earned in each case and changes in the value of the US dollar in relation to other major currencies.
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

Funding
      The ability of the Group to add new equipment to both its owned and managed fleets was one of the main reasons for the growth in profitability in recent years. Cronos recognizes that its ability to secure funding from third parties in order to expand its container fleet is crucial to its future growth and profitability.
      Traditionally, Cronos has utilized funding from each of its operating segments to expand its container fleet. In more recent years, the majority of the growth has been generated by the Owned Container segment, through debt and capital leases, and by the Joint Venture Program. Each of these sources provides a flexible financing structure with competitive pricing.
      Restructure of Funding Sources. On August 1, 2005, the Group completed the first phase of a funding restructuring program. This involved a series of transactions that were closed in June and August of 2005. The key features of this program to date are:
      On June 15, 2005, as reported by the Group in its Report on Form 8-K of the same date:

•	the maximum debt commitment available to the Joint Venture Program increased from $150 million to $300 million.
      On August 1, 2005, as reported by the Group in its Report on Form 8-K of the same date:

•	the Group increased its aggregate equity contribution commitment to the Joint Venture Program from $20 million to $30 million;

•	the Group sold $73.8 million of equipment that had been financed in its Revolving Credit Facility (the “Revolving Credit Facility”) to the Joint Venture Program. This equipment was sold at book value, which approximated fair value, and accordingly no gain or loss arose on the sale;

•	The Group utilized part of the proceeds from the sale to fund an equity contribution of $7.3 million to the Joint Venture Program to finance the fixed asset acquisition;

•	the Group repaid a debt facility with a then outstanding balance of $16.2 million;

•	the Group repaid $48 million of Revolving Credit Facility debt reducing the balance outstanding to $21.1 million on August 1, 2005;

•	the maximum debt commitment available under the Revolving Credit Facility was reduced from $70 million to $45 million; and,

•	the interest rate on the Revolving Credit Facility declined by 25 basis points.
      The ultimate objective of the funding restructuring program is to securitize the indebtedness of the Joint Venture Program in 2006. This should result in a further reduction in the cost of funding and allow the Group to be more competitive when bidding for leasing transactions. The sale of the container assets to the Joint Venture Program will assist it to achieve the minimum level of indebtedness required for a securitization within the target timeframe and has generated sufficient cash to allow Cronos to fund the increased equity contributions required from the Group for the expansion of the Joint Venture Program. The Group will earn a fee for managing the equipment sold to the Joint Venture Program and is entitled to 50% of the net income generated by the equipment sold. In the long-term, the securitization of the indebtedness of the Joint Venture Program should result in increased growth and profitability for Cronos. While the Group expects the indebtedness of the Joint Venture Program to be securitized in 2006, there can be no assurance that its debt can be securitized or that the expected interest cost savings will materialize.

      Funding for Owned Containers. The primary debt facilities include financial covenants tested on a quarterly basis including minimum tangible net worth, the maximum level of debt and capital lease obligations to tangible net worth and interest expense coverage. At December 31, 2005, the Group was in compliance with these covenants. The breach of a covenant constitutes an event of default.
      At December 31, 2005, the Group had $102.6 million of available container borrowing facilities under which $87.8 million was outstanding. In addition, the Group had $2 million of short-term credit facilities under which $0.1 million was outstanding. The short-term credit facilities are available, if required, for operating activities.
      The primary source of debt funding available to the Group is its Revolving Credit Facility. As discussed herein, on August 1, 2005, the Revolving Credit Facility was amended to reduce the commitment of the lenders from $70 million to $45 million. Under the terms of the amended facility the revolving credit period was extended until July 31, 2007, and unless the revolving credit period is extended on that date, the balance outstanding as of July 31, 2007, will be repaid over three years. The interest rate under the amended facility declined to one-month London Inter-Bank Offered Rate (“Libor”) plus 200 basis points from one-month libor plus 225 basis points. The amendment to the facility removed the requirement to hold a minimum restricted cash balance and as a result the level of restricted cash balances related to debt facilities declined by $1.2 million since the beginning of 2005.
      The Group utilizes the Revolving Credit Facility to fund the acquisition of new equipment and to refinance existing debt and capital lease facilities. New equipment is funded 75% by debt and 25% by cash provided by the Group. The Group usually makes monthly repayments under the Revolving Credit Facility and, from time to time, may sell equipment that has been financed by the facility to Managed Container Programs. Any such reductions to the facility may be redrawn to fund the acquisition of additional equipment subject to the satisfaction of certain conditions relating to the maintenance of minimum collateral levels. It is anticipated that the balance of funds available under the Revolving Credit Facility will be utilized primarily to purchase new equipment.
      At December 31, 2005, the outstanding balance on the Revolving Credit Facility was $32.9 million. An additional amount of $4.6 million was available for immediate drawdown against the collateral provided by the Group under the facility.
      The ability of the Group to expand its owned container fleet may be constrained if the revolving credit period is not renewed on a periodic basis or if the Group cannot provide the 25% cash required for new container acquisitions.
      In addition to the Revolving Credit Facility, the Group finances the acquisition of equipment with term debt and capital lease facilities. In 2005, the Group secured $25 million of funding under such facilities representing an increase of $15.8 million when compared to 2004. The Group enters into annual discussions with lenders in order to renew the amounts available under existing facilities and to add new facilities. The Group expects that the amount of funding provided by these lenders in 2006 will approximate the level raised in 2005.
      Joint Venture Program. The Joint Venture Program has been a major source of funding for the Group since its inception in 2002.
      At December 2005, the Joint Venture Program had capacity for an additional $129.3 million of new equipment.
      As discussed herein, the lenders to the Joint Venture Program increased their maximum debt commitment from $150 million to $300 million on June 15, 2005. Under the amended facility, there will be a one year revolving line of credit which will be renewed annually. The first renewal date will be June 2006, and, if the facility is not renewed, the debt balance outstanding on that date will be repaid over a period of ten years with the repayments equalling 10% per annum of the outstanding balance.
      The future growth of the Joint Venture Program may be constrained if the revolving line of credit is not renewed on an annual basis, if increases in equity and debt funding are not approved when required or if the

Group cannot provide the 10% cash required for its equity contribution. See further discussion in “Material Off-Balance Sheet Arrangements, Transactions and Obligations” herein.
      At December 31, 2005, the Joint Venture Program had fixed assets and direct financing leases with a book value of $239.6 million, partly funded by debt of $195.6 million.
      In the twelve months ended December 31, 2005 the Group earned $2.5 million as compensation for the management of containers owned by the program, recorded $4.3 million in equity in earnings of the program and contributed $11.1 million of capital to the Joint Venture Program.
      Private Container Programs. The growth experienced in global container trade in recent years has attracted capital to this segment. Private Container Programs acquired over $14.4 million of new container equipment in 2005. See further discussion in “Material Off-Balance Sheet Arrangements, Transactions and Obligations” herein.
      US Limited Partnership Programs. The objectives of the partnerships are to invest in marine cargo containers, to generate continuing income for distribution to the limited partners, and to realize the residual value of the container equipment at the end of its useful economic life or upon the liquidation of a partnership.
      At December 31, 2005, the US Limited Partnership Programs had total assets of $84.3 million and total liabilities of $3.2 million.
      On July 1, 2005, the offering period for the latest US Limited Partnership Program program closed. This program raised $7.6 million of proceeds and acquired $6.9 million of new container equipment since its inception in 2004.
      The Group organized a new program on September 19, 2005. This program is designed to raise a maximum of $25 million of proceeds, in an offering conducted pursuant to Regulation D of the Securities and Exchange Commission, from “accredited” limited partners and may also seek to augment the size of its container investments by borrowing under loan facilities secured from commercial lenders. See further discussion in “Material Off-Balance Sheet Arrangements, Transactions and Obligations” herein.

Market Overview
      Average utilization for the combined Cronos fleet was 92.4% in 2005 compared to 91.8% in the prior year. Utilization at December 31, 2005 declined by 3.3% from the beginning of the year. Approximately 1.3% of this decline was due to the addition of new container equipment that had not yet been placed on lease. The following table summarizes the combined utilization of the Cronos fleet:

	2005	2004	2003

Utilization at December 31	90.8%	94.1%	88.8%
Average utilization during the year	92.4%	91.8%	86.0%
      The following table summarizes the composition of the total fleet at December 31, 2005, by reportable segment, based on original equipment cost.

	US
	Limited	Joint	Private
	Partnership	Venture	Container	Owned	Total
	Programs	Program	Programs	Containers	Fleet

Dry cargo containers	81%	54%	86%	42%	65%
Specialized containers:
Refrigerated containers	14%	24%	3%	25%	16%
Tank containers	5%	12%	7%	13%	10%
Dry freight specials	—	10%	4%	20%	9%

Total	100%	100%	100%	100%	100%

      Cronos operates a highly diversified fleet of dry cargo and specialized containers. Cronos believes that a diversified fleet produces higher profit, more growth opportunities, a wider customer base and allows it to broaden its business base with its existing customers by supplying a wide range of their equipment requirements. In addition, demand for certain of these containers is less likely to be affected by global economic downturns due to the nature of their markets and customer base.
      The lease market for dry cargo containers is sensitive to the demand for consumer goods and the levels of investment by shipping lines as they procure dry cargo containers for their own fleet. During 2005, the demand for leased dry cargo containers moderated from the levels in 2004 when demand often exceeded supply.
      In the first half of 2005, container manufacturers reported that the total level of new dry cargo container inventories in China exceeded market requirements. Cronos believes that this imbalance was due, in part, to the fact that shipping lines were more successful at moving their own container equipment into demand locations in 2005 than in 2004, allowing them to manage their container inventories more efficiently, and also due to an easing in the level of port congestion that was reported in the United States and Europe in 2004. Manufacturers currently report that leasing company inventories of new dry cargo containers have returned to normal levels.
      The excessive inventories reduced requirements for new dry cargo container production in 2005 and placed downward pressure on new dry cargo container prices and the related lease rates. In addition, steel prices declined during the year. The price for a new twenty-foot dry cargo container declined to $1,450 in early 2006 from $2,300 early in 2005.
      Cronos experienced strong growth in specialized containers in 2005, purchasing a total of $107.3 million of refrigerated, tank and dry freight special equipment.
      Refrigerated containers, representing the biggest category of specialized containers, were the fastest growing equipment type in the Cronos fleet in 2005, representing $49.4 million of new production. The demand for containerized food cargos, such as frozen fish, frozen meat and fresh fruit, continues to grow. In addition, the conversion of food cargos from non-containerized break bulk shipping methods to refrigerated containers is also contributing to the increasing demand for refrigerated containers by Cronos’ customers. Cronos expects these trends to continue in future years.

      Tank containers also represent a significant share of the specialized container fleet, with their growth driven by the demand for chemicals, pharmaceuticals and food products. In 2005, Cronos invested $30.4 million in tank containers. The demand for tank containers is strong due to increased volumes of transported bulk liquid and also changing trends in the method of transportation for bulk liquids from drums to tank containers. Tank containers offer users greater safety, reduced cargo damage and increased economies of scale. The size of the Cronos tank fleet has doubled in the last three years.
      The market for dry freight specials has been buoyed by the increase in investment in heavy equipment and project cargo, as well as an increase in investment by car carriers in the form of Roll On — Roll Off ships. Cronos acquired $27.5 million of new dry freight special equipment in 2005.
      Cronos expects the demand for specialized containers to increase even further in 2006 based on the following market observations:

•	Increasing demand for transportation of food products such as frozen fish, frozen meat and fresh fruit;

•	Increasing demand for tank containers as a result of growth in the volume of bulk liquid transportation within the chemical, pharmaceutical and food industries;

•	Increasing levels of conversion of cargo from non-containerized to containerized transportation in both the refrigerated and tank container markets; and,

•	Increasing levels of investment in heavy equipment and project cargo, particularly in Asia, as well as increased investment in car carriers by major car transportation shipping lines.
      Cronos has set increased investment targets for specialized containers in 2006 in line with its growth and profit expectations for these products.
      Cronos expects that the leasing market for dry cargo containers will slow further in 2006 based on the following market observations:

•	Shipping lines are experiencing increased pressure on operating margins due to increased fuel prices and lower freight rates. As new container ships continue to be added to the world’s fleet, the pressure on operating margins will continue as shipping lines are forced to lower their freight rates in order to utilize their increased capacity;

•	The growth in demand for consumer goods in the United States, Europe and other developed economies has slowed, and most forecasts are uncertain as to when this trend will reverse; and,

•	Recent mergers among major shipping lines will most likely result in further fleet consolidations, allowing shipping lines to operate more efficiently in certain locations and trade routes. This will have a further dampening effect on the demand for leased containers.
      In 2005, Cronos experienced a strong market for used container sales. Used containers are typically sold in the non-maritime secondary market for use as temporary or permanent storage facilities. The Group sold approximately 21,000 containers from the owned and managed fleets in 2005 resulting in a profit of $1 million on the disposition of Cronos Owned Containers. Cronos believes that the decline in new container prices and the increase in container inventories at non-factory locations will reduce the sales price of used containers. Cronos has increased its disposal targets for 2006 and will dispose of off-hire inventories in locations where sales prices equal or exceed internal economic targets.

Container Fleet
      In 2005, additions of new container equipment to the combined Cronos fleet, comprising both owned and managed containers, were 26% higher than in 2004. The Owned Container and Joint Venture Program segments acquired over 80% of total 2005 additions.

	Cronos Fleet Container Additions
	(in USD millions)
	for the year ended December, 31

	2005	2004	2003

Dry cargo containers	$46.5	$81.0	$40.8
Specialized containers:
Refrigerated containers	49.4	11.7	7.0
Tank containers	30.4	14.3	4.0
Dry freight specials	27.5	15.1	12.9

Total	$153.8	$122.1	$64.7

      During 2005, the size of the Group’s combined fleet increased by a net 6,500 TEU, representing new container acquisitions of 38,000 TEU less disposals of 31,500 TEU.

	Cronos Fleet (in TEU thousands)
	at December 31,

	2005	2004	2003	2002	2001

US Limited Partnership Programs	71.2	86.4	93.8	100.9	112.8
Joint Venture Program	130.3	68.2	37.4	9.9	—
Private Container Programs	158.1	161.1	163.3	180.2	187.1
Owned Containers	86.2	123.6	111.3	104.0	96.0

Total Fleet	445.8	439.3	405.8	395.0	395.9

      The size of the Joint Venture Program fleet increased by 91% in 2005, when compared to December 2004. This reflected both the acquisition of new container equipment and the purchase of $73.8 million of container fixed assets from the Owned Containers segment utilizing the increased funding capacity available to the Program.
      The fleets of both the Private Container Programs and the US Limited Partnership Programs have declined as the quantities of equipment disposed at the end of its useful economic life exceeded new container additions.
      At December 31, 2005, the Owned Container fleet included approximately 6,130 TEU of equipment that was held for resale to Managed Container Programs. Excluding equipment held for resale, the Owned Container fleet declined by 29% as a result of the sale to the Joint Venture Program.

          Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
Overview
      Cronos reported net income of $7.8 million in 2005. Net income for 2005 included the impact of:

•	A charge of $4.1 million recorded in connection with the TOEMT litigation;

•	Legal expenses of $2.4 million relating to Palatin and TOEMT litigation; and,

•	Charges of $0.9 million (including the effect of income taxes) in respect of one-time termination benefits relating to involuntary employee terminations pursuant to a reorganization of the Group’s marketing and operations structures.
      The impact of these charges was partially offset by the following:

•	Income of $1.3 million recognized on the recovery of amounts owed by a related party;

•	The recovery of $0.8 million payable to a Private Container Program; and,

•	The reversal of a taxation provision of $0.4 million which had been provided against potential withholding taxes on the unremitted retained earnings of certain subsidiaries.
      The overall effect of these items was to reduce net income by $4.9 million, or approximately $0.63 cents per diluted share.
Analysis & Discussion
      Gross lease revenue (“GLR”) of $139 million for the year ended December 31, 2005, was $6.9 million, or 5%, higher than for the prior year. Of the increase, $5.9 million was due to the increase in fleet size and $1 million was due to the effect of the increased utilization during the year. GLR increased for almost all product types, with the exception of refrigerated containers where GLR declined by $0.7 million due to the disposal of older equipment at the end of its economic life.
      Direct operating expenses were $18.1 million in 2005, a decrease of $2.5 million, or 12%, compared to 2004 due primarily to reductions in inventory-related and activity-related costs:

•	Repositioning expense declined by $1.2 million as the Group moved fewer containers from low to high demand locations reflecting the low volume of off-hire inventories and the strong market for container disposals; and,

•	Activity-related expenses declined by $1 million as the level of handling and repair work undertaken decreased in line with the reduced volumes of container redeliveries and off-hire inventories.
      Operating segment information (see Note 3 to the 2005 Consolidated Financial Statements).

	US
	Limited	Joint	Private
	Partnership	Venture	Container	Owned
(in USD thousands)	Programs	Program	Programs	Containers	Total

Year ended December 31, 2005
- gross lease revenue	$23,512	$30,637	$47,368	$37,507	$139,024
- direct operating expenses	(3,587)	(2,119)	(7,250)	(5,135)	(18,091)

- net lease revenue	19,925	28,518	40,118	32,372	120,933
- direct financing lease income	—	—	—	1,757	1,757
- payments to Managed Container Programs	(14,801)	(26,025)	(36,177)	—	(77,003)
- container depreciation	—	—	—	(14,890)	(14,890)
- container interest expense	—	—	—	(6,266)	(6,266)

Segment profit	$5,124	$2,493	$3,941	$12,973	$24,531

      US Limited Partnership Programs: Segment profit increased to $5.1 million in 2005 from $4 million in 2004.

•	Net lease revenue for this segment decreased by $1.7 million compared to the prior year. GLR declined by $3.2 million due primarily to the effect of the disposal of containers at the end of their useful economic life and the liquidation of three of the partnerships. Direct operating expenses declined by $1.4 million, reflecting lower inventory-related and activity-related costs.

•	Payments to US Limited Partnership Programs declined by $2.9 million when compared to 2004. The ratio of segment profit to net lease revenue increased to 26% in 2005, from 18% in 2004, as the management fee attributable to the cash generated by the Programs increased as cash collections and disposal activity increased.
      Joint Venture Program: Segment profit increased to $2.5 million in 2005 from $1.3 million in 2004.

•	Net lease revenue for this segment increased to $28.5 million in 2005 reflecting the significant investment in additional equipment for the program including the acquisition of $73.8 million of container fixed assets from the Group.

•	Payments to the Joint Venture Program increased by $12.1 million, which is in line with the increase in net lease revenue for this segment.
      Private Container Programs: Segment profit increased to $3.9 million in 2005 from $2.8 million in 2004.

•	Net lease revenue increased by $1 million when compared to 2004 reflecting the decline in inventory-related and activity-related expenses.

•	Payments to Private Container Programs were $0.1 million lower than in 2004. The ratio of segment profit to net lease revenue increased to 10% in 2005, from 7% in 2004. This was due to the expiration of a number of agreements with fixed payment terms.
      Owned Containers: Segment profit declined by $1.3 million to $13 million in 2005.

•	Net lease revenue declined by $3.1 million due primarily to the sale of $73.8 million of container fixed assets to the Joint Venture Program in August 2005.

•	Container depreciation of $14.9 million in 2005 was $2.8 million lower than in 2004. The primary factors for the decline were:

-	The effect of the sale of the container fixed assets to the Joint Venture Program in the third calendar quarter;

-	The effect of the disposal of equipment at the end of its useful economic life more than offset the increase in depreciation attributable to new container additions; and,

-	The effect of the change in the estimate of useful lives for tank, rolltrailer and flat rack products on October 1, 2005, resulted in a $0.1 million decline in depreciation expense.

•	Container interest expense of $6.3 million in 2005 was $1.2 million higher than in 2004. The increase in interest expense was primarily attributable to increased US interest rates. In addition, the Group incurred $0.2 million of breakage costs that resulted from the restructure of the Revolving Credit Facility. The increase in interest was partially offset by the effect of the repayment of $64.2 million of debt utilizing part of the proceeds generated by the container fixed asset sale to the Joint Venture Program.
      Equipment trading revenue of $2.2 million in 2005 represented transactions undertaken primarily in Scandinavia for which the Group used its relationships with equipment manufacturers to assist third parties in designing and acquiring their own equipment and organizing delivery to designated locations. Equipment trading expenses represented equipment and related costs for this activity. The Group earned $0.2 million from equipment trading activity in 2005, compared with $0.7 million in 2004, reflecting a reduction in both the quantity of transactions undertaken and in average profit margins.
      Commissions, fees and other operating income of $5.4 million in 2005 was $1.8 million higher than the prior year. The main changes were attributable to:

•	An increase of $0.7 million in the level of gains recorded on the disposal of fixed assets. This was due in part to the increased disposal proceeds realized on the sale of equipment at the end of its economic life (see discussion in “Market Overview” above);

•	A $0.6 million increase in design and consultancy fee income reflecting a project undertaken with a European customer;

•	A $0.4 million increase in fees earned on the disposal of containers owned by Managed Container Programs that again reflected the strong market for used containers; and,

•	A $0.2 million increase in finance lease income due to an increase in the value of direct financing leases held by the Group.
      Gain on settlement of litigation: In January 2005, the Group completed the sale of an estate located in Amersham, England (the “Amersham Estate”) in which Stefan M. Palatin, a former chairman of the Group, held a beneficial interest. The order for the sale of the Amersham Estate had been directed by the UK courts so that the proceeds of the sale could be applied to discharge two charging orders that the Group had secured against Mr. Palatin and his beneficial interest in the Amersham Estate. The Group received a total of $2.6 million in respect of the two charging orders and related interest.
      The first charging order secured by Cronos was in respect of the remaining principal balance of $1.28 million owed under a loan note by Mr. Palatin and related interest of $0.3 million.
      The second charging order was secured in respect of an additional amount of $0.5 million owed by Mr. Palatin and related interest of $0.5 million.
      In December 2004, the Group conducted a review of the $2.6 million proceeds expected on the sale of the Amersham Estate. The Group concluded that the loan note subject to the first charging order was recoverable and accordingly, the $1.3 million reserve that had previously been recorded against the principal balance of the loan note in 1997 was reversed and the receivable reinstated in December 2004. The remaining proceeds of $1.3 million expected on the sale of the Amersham Estate, comprised the second charging order and interest due in connection with the first and second charging orders. A receivable had not previously been recorded for these items. The Group concluded that as these items represented contingent gains, they should not be recognized until the consummation of the sale of the Amersham Estate and the settlement of all contingencies requisite to the distribution of funds to the Group. Accordingly, the $1.3 million of additional proceeds were recognized in the first quarter of 2005 on the completion of the sale of the property and the distribution of the amounts due to Cronos under the charging orders.
      Selling, general and administrative expenses were $21.9 million in 2005, an increase of $3.2 million, when compared to 2004. The increase was primarily due to:

•	An increase of $2 million in legal costs for TOEMT and Palatin litigation; and,

•	$1.7 million of charges in respect of one-time termination benefits relating to involuntary employee terminations pursuant to reorganizations of the marketing and operations structures.
      These increases were partly offset by:

•	A $0.6 million decline in the expense recognized for a stock appreciation rights plan reflecting a smaller increase in the Group share price in 2005 than in 2004.
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
      Under the Settlement Agreement installment payment plan, Cronos paid Contrin $0.3 million in November 2003 and $0.3 million in February 2004. Cronos made an additional payment of $2.1 million on the completion of the sale of the Amersham Estate and the distribution to Cronos of the amounts due to Cronos under the two charging orders in the first quarter of 2005. The balance of $0.9 million was originally due on or before November 17, 2006.
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
      In March 2005, the total payable to Contrin in the Cronos financial statements of $0.8 million, comprising the balance of the 1997 reserve of $0.7 million and interest accrued since the date of the 2003 Settlement Agreement of $0.1 million was recognized as income.
      Provision for legal claims: As discussed in Item 3 — “Legal Proceedings”, the liquidator acting on behalf of the two TOEMT companies has made a number of claims against Cronos. The Group understands that the liquidator has identified two creditors (“MKB” and the “Contrin Creditors”) of the TOEMT companies and to date has acknowledged the claims of MKB. MKB bases its claim against the TOEMT companies on one or more loan notes (the “Loan Notes”) purportedly issued by the TOEMT companies. In December 2005, the Group entered into an agreement (the “Agreement”) with an independent third-party (the “Third-Party”) under which it contracted to pay a maximum amount of $4 million (inclusive of related transaction costs) to the Third-Party to acquire the Loan Notes, in the event that the Third-Party were to purchase the Loan Notes from MKB. The Group directed its bank to issue an irrevocable standby letter of credit with an expiry date of March 15, 2006 (subsequently extended to March 31, 2006) in favor of the Third-Party and placed $4 million on deposit with the bank as security for the letter of credit. The expiry date under the Agreement was March 1, 2006 (subsequently extended to March 31, 2006). In February 2006, the Third-Party advised the Group that MKB was prepared to enter into an agreement to sell the Loan Notes to the Third-Party. On March 21, 2006, the Group acquired the Loan Notes for a payment of $3.6 million (inclusive of related transaction costs) and the issuance of a guarantee by the Group, for a maximum amount of $0.4 million, under which the Group would be required to make a payment of up to $0.4 million in the event that MKB suffers a loss as a result of claims made by the liquidator of the two TOEMTs against MKB. The Group also acquired the claims of the Contrin Creditors for $0.1 million in March 2006.
      With the purchase of the claims of the only known creditors of both TOEMT’s, the Group intends to pursue an end to the litigation brought by the liquidator against the Group. The Group is unable to predict when the termination of the litigation brought by the liquidator against the Group and the winding-up of the TOEMT liquidations will occur.

      In December 2005, the Group recorded a charge of $4.1 million equal to the fair value of the costs associated with the Agreement, the related guarantee, the purchase of the claim of the Contrin Creditors and the estimated costs of establishing the position of the Group as the sole creditor of the two TOEMTs.
      Equity in earnings of affiliate increased to $4.3 million in 2005 compared to $2.9 million in 2004 due to the expansion of the container fleet in the Joint Venture Program. See additional discussion herein.
      Income Taxes for 2005 were $0.2 million lower than in 2004.
      The Group provides for potential deferred income tax liabilities on the unremitted retained earnings of certain subsidiaries. In December 2005, the status of a wholly owned European based company (“the European Company”) changed. As a result of this change, future dividend payments to the European Company from its wholly owned subsidiaries will be subject to a zero rate of withholding tax under the provisions of a favorable tax treaty. Accordingly, in December 2005 the Group reversed $0.4 million of potential deferred income taxes that had previously been provided against potential distributions to the European Company.
      Excluding the effect of adjustments relating to income taxes on unremitted retained earnings, income taxes for 2005 and 2004 equalled 15% of income before income taxes and equity in earnings of affiliate.
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
Analysis & Discussion
      Gross lease revenue of $132.1 million for the year ended December 31, 2004, was $14.6 million, or 12%, higher than for the prior year. $9.4 million of the increase was due to the combined effect of the change in utilization and per diem rates and $5.2 million was due to the increase in fleet size. GLR increased for almost all product types, with the exception of refrigerated containers where GLR declined by $0.2 million due to the disposal of older equipment at the end of its economic life.
      Direct operating expenses were $20.6 million in 2004, a decrease of $4.9 million, or 19%, compared to 2003 due to reductions in inventory-related costs:

•	Storage expenses declined by $2.4 million due to the reduction in off-hire container inventories;

•	Repositioning expense declined by $2.5 million (see discussion in Market Overview above).

      Operating segment information (see Note 3 to the 2005 Consolidated Financial Statements).

	US
	Limited	Joint	Private
	Partnership	Venture	Container	Owned
(in USD thousands)	Programs	Program	Programs	Containers	Total

Year ended December 31, 2004
- gross lease revenue	$26,671	$16,349	$47,442	$41,634	$132,096
- direct operating expenses	(5,012)	(1,058)	(8,359)	(6,134)	(20,563)

- net lease revenue	21,659	15,291	39,083	35,500	111,533
- direct financing lease income	—	—	—	1,547	1,547
- payments to Managed Container Programs	(17,675)	(13,963)	(36,323)	—	(67,961)
- container depreciation	—	—	—	(17,716)	(17,716)
- container interest expense	—	—	—	(5,076)	(5,076)

Segment profit	$3,984	$1,328	$2,760	$14,255	$22,327

      US Limited Partnership Programs: segment profit increased to $4 million in 2004 from $3.4 million in 2003.

•	Net lease revenue for this segment increased by $2.3 million over the prior year. The improvement in fleet utilization resulted in increased GLR and lower inventory-related direct operating expenses. This more than offset the effect of the disposal of containers at the end of their useful economic life.

•	Payments to US Limited Partnership Programs increased by $1.7 million, which is in line with the increase in net lease revenue for this segment.
      Joint Venture Program: segment profit increased to $1.3 million in 2004 from $0.7 million in 2003.

•	Net lease revenue for this segment almost doubled to $15.3 million in 2004 reflecting the significant investment in additional equipment for the program.

•	Payments to the Joint Venture Program increased by $6.8 million, which is in line with the increase in net lease revenue for this segment.
      Private Container Programs: segment profit increased to $2.8 million in 2004 from $1.6 million in 2003.

•	Net lease revenue increased by $4.9 million when compared to 2003. The improvement in fleet utilization resulted in a $2.5 million increase in GLR and a $2.4 million reduction in inventory-related direct operating expenses.

•	Payments to Private Container Programs increased by $3.8 million over the prior year. The ratio of segment profit to net lease revenue increased to 7% in 2004 from 5% in 2003. The level of payments to Private Container Programs with variable payment terms increased in line with net lease revenue. Under the variable payment basis, the amount payable to the Managed Container Program is based on the rentals to the ocean carriers after deducting direct operating expenses and the compensation earned by Cronos for managing the equipment. The level of payments to Private Container Programs with fixed payment terms declined as the Group amended the terms of a fixed payment agreement with a container owner in November 2004. The amended agreement which was effective from October 2004, is now accounted for as a capital lease obligation. Accordingly, the Group recorded an adjustment to container equipment and capital lease of approximately $3.2 million in the fourth quarter of 2004.
      Segment profit on Owned Containers increased by $5.2 million to $14.3 million in 2004.

•	GLR increased by $4.2 million reflecting the effect of the increased fleet size and the combined effect of the increase in utilization and per diem rates.

•	Container depreciation of $17.7 million in 2004 was $0.4 higher than in 2003 as the increase in depreciation attributable to new container additions more than offset the effect of the disposal of equipment at the end of its economic life.

•	Container interest expense of $5.1 million in 2004, was $0.6 million, or 10%, lower than in 2003. The main changes in interest expense were attributable to:

-	An increase of $0.3 million due to higher interest rates during 2004;

-	A saving of $0.4 million resulting from the refinancing of approximately $9 million of fixed rate debt with variable rate debt in December 2003; and,

-	In December 2003, $0.5 million of breakage costs were incurred as a result of the refinancing of approximately $9 million of fixed rate debt.
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
      Recovery of related party loan note of $1.3 million in 2004 represented the reversal of a provision against the principal balance due under a loan note between the Group and Mr. Palatin. The Group had previously established a reserve against the principal balance of $1.3 million in 1997. In December 2004, the Group entered into a contract for the sale of the Amersham Estate. The order for sale of the Amersham Estate had been directed by the UK courts so that the proceeds of the sale could be applied to discharge two charging orders that the Group had secured against Mr. Palatin and his beneficial interest in the Amersham Estate. The first charging order secured by Cronos was in respect of the remaining balance, and related interest, owed under the loan note by Mr. Palatin. The second charging order was secured in respect of additional amounts owed by Mr. Palatin for which the Group had not recorded a receivable. In December 2004, the Group conducted a review of the amount due under the loan note and concluded, that in light of the fact that a contract for the sale of the Amersham Estate had been executed and that no other creditor of Mr. Palatin had secured an equal or better charge over the proceeds from the Amersham Estate, that the loan note was recoverable. Accordingly, the $1.3 million provision that had previously been recorded against the principal balance of the loan note was reversed and the receivable reinstated.
      The Group also conducted a review of additional proceeds of $1.3 million expected on the sale of the Amersham Estate, comprising the second charging order and interest due in connection with the first and second charging orders. A receivable had not previously been recorded for these items. The Group concluded that as these items represented contingent gains, they should not be recognized until the consummation of the sale of the Amersham Estate and the settlement of all contingencies requisite to the distribution of funds to the Group.
      The sale of the Amersham Estate was completed in January 2005, and the Group received $2.6 million in respect of its charging orders and related interest. This receipt included $1.3 million in respect of the repayment of the outstanding loan note.
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
      Cash flow is utilized to meet costs relating to day-to-day fleet support, payments to Managed Container Programs, selling, general and administrative expenses, interest expense, servicing the current portion of long-term borrowings, financing a portion of Owned Container acquisitions, providing equity contributions to fund 10% of the capital expenditure requirements of the Joint Venture Program and making payments to container manufacturers on equipment trading transactions.
      Cash flows relating to gross lease revenue are largely dependent upon the timely collections of lease revenues from shipping lines and other customers. At December 31, 2005, the amount due from lessees was $28.6 million representing an increase of $3.5 million from the position at December 31, 2004. This increase is entirely due to the increase in the amounts billed for gross lease revenue and disposal proceeds in 2005.
      Based on loss experience for the last fourteen years, bad debts have approximated 1% of lease revenues. The Group monitors the aging of lease receivables, collections and the credit status of existing and potential customers. There is always a risk that some shipping lines may experience financial difficulty. Any resultant material increase in the level of bad debts could potentially affect the ability of the Group to meet its operating and other commitments.
      The Group utilizes the proceeds arising from the transfer of equipment held for resale to Managed Container Programs to pay the related amount due to container manufacturers. At December 31, 2005, the Group held $38.1 million of container equipment for resale to Managed Container Programs, including the Joint Venture Program. This represented a $21 million increase over the position at December 31, 2004, and was due to the increase in the level of container acquisitions by the Group due to the strong demand for specialized containers and the continued growth of the Joint Venture Program.
      Proceeds generated by the sale of Owned Containers at the end of their economic life are utilized in the first instance to repay any related outstanding balance under debt or capital lease facilities.
      The Group utilizes surplus cash balances to pre-pay debt under the Revolving Credit Facility and thereby reduces interest expense. Such amounts may be redrawn at a later date for the purchase of containers and other purposes.
          Cash Flow Statements for the years ended December 31, 2005, 2004 and 2003
      Operating Activities. Net cash provided by operating activities during 2005 was $26 million.
      Cash collections increased by $23.8 million when compared to 2004 due to the combined effect of the increase in the amounts billed and collected for gross lease revenue and container disposals. A significant portion of the increased cash collections were in turn utilized to make the related payments to Managed Container Programs.
      During 2005, the Group sold $86.6 million of container equipment, which had been held for resale, to Managed Container Programs. The proceeds from these sales have been used to make the related payments to the container manufacturer.
      Other receipts in 2005 included $1.3 million relating to the distribution of proceeds from the sale of the Amersham Estate.
      The net cash provided by operating activities in 2005 was $4.8 million, or 16%, lower than in 2004. The decline in the net cash generated in 2005 was primarily due to the following:

•	A $4.5 million increase in payments for selling general and administrative payments including legal costs incurred for Palatin and TOEMT litigation; and,

•	The cash generated by operating activities in 2004 included additional receipts totaling almost $2 million related to payments received for an equipment trading transaction and the release of cash that had previously been held as a security deposit.
      Net cash provided by operating activities during 2004 was 36% higher than in 2003. The increase in net cash generated in 2004 was primarily due to the following:

•	Increased collections of gross lease revenue;

•	Reduced payments for direct operating costs; and,

•	Increased receipts for equipment trading transactions.
      These were partially offset by:

•	Increased distributions to Managed Container Programs; and,

•	Increased payments for selling, general and administrative expenses.
      Investing Activities include the acquisition of containers for the Group’s owned container fleet, the purchase of other assets related to the operation of the worldwide Cronos office network and equity investments in the Joint Venture Program. Net cash provided by investing activities for 2005 was $20.4 million and included the following:

•	The receipt of proceeds realized on the disposal of equipment amounting to $91.1 million. Of this, $73.8 million related to the sale of equipment to the Joint Venture Program, and the balance related to equipment sold at the end of its useful life. These proceeds were utilized primarily to repay related outstanding balances on debt and capital lease obligations.

      This was partially offset by:

•	Payments of $55.3 million for the acquisition of new container and other equipment and investments of $4.3 million in container equipment placed on direct financing leases;

•	Investments of $11.1 million in the Joint Venture Program in order to provide the Group’s share of equity funding for additional equipment acquisitions by the Program.
      Net cash used in investing activities was $16.6 million in 2004 and included the following items:

•	Payments of $29.7 million for new container and other equipment of which $5 million was sold to a Managed Container Program in the first quarter of 2004; and,

•	Investments of $3.6 million in the Joint Venture Program in order to provide the Group’s share of equity funding for additional equipment acquisitions by the Program.
      This was partially offset by:

•	Realization of $16.7 million on the disposal of container equipment of which $11.7 million related to equipment at the end of its useful life, and $5 million related to the sale to the Managed Container Program. The proceeds received in both cases were utilized primarily to repay related outstanding balances on debt and capital lease obligations,
      Net cash used in investing activities was $9.8 million in 2003 and included the following:

•	Acquisition of $16.9 million of new container and other equipment; and,

•	$2.6 million of equity contributions to the Joint Venture Program.
      These payments were partially offset by:

•	$9.6 million of proceeds from the sale of container equipment, including $4.6 million of proceeds generated by a sale to the Joint Venture Program.
      Financing Activities. Net cash used in financing activities in 2005 was $48.2 million and included the following items:

•	Proceeds of $49.8 million generated by debt and capital leases to fund the acquisition of container and other equipment;

•	Repayments of $95.2 million to financial institutions, including a repayment of approximately $64.2 million from funds received on the equipment sale to the Joint Venture Program in the third quarter of 2005 and $31 million of further payments, including short term pre-payments of debt using surplus cash balances to reduce interest expense;

•	Dividend payments of $1.7 million; and,

•	$2.7 million of net payments to restricted cash accounts. During the year, the Group realised $1.2 million in cash previously restricted in accordance with the terms of a number of financing facilities, which were renegotiated. In addition, the Group made payments of $3.9 into a restricted cash account under the terms of a letter of credit with a financial institution.
      This was partially offset by:

•	The receipt of $1.280 million from the recovery of a related party loan; and,

•	The receipt of $0.4 million upon the issuance of new shares pursuant to the terms of the 1999 Stock Option Plan and the Non-Employee Directors Equity Plan.
      Net cash used in financing activities in 2004 was $5.1 million and included the following items:

•	Utilization of $21.6 million of debt and capital leases to fund the acquisition of container and other equipment;

•	Repayments of $25.4 million to financial institutions, including a paydown of approximately $5 million from funds received on the equipment sale to the Managed Container Program in the first quarter of 2004, $10 million of scheduled payments and $9.5 million of further payments, including short term pre-payments of debt using surplus cash balances to reduce interest expense;

•	Dividend payments of $0.8 million; and,

•	$0.5 million of payments to restricted cash accounts in accordance with the terms of a number of financing facilities.
      Net cash used in financing activities was $10.1 million in 2003 and included the following:

•	The utilization of $35.6 million of revolving credit and term loan facilities to fund equipment acquisitions and to refinance $16.9 million of existing debt and capital lease obligations. The Group made additional repayments of $28 million of debt and capital lease obligations including a $4.6 million repayment in connection with an equipment sale to the Joint Venture Program and repurchased $0.3 million of its common shares.
          Capital Resources
          Capital Expenditures and Commitments
      The Group purchases new containers for its Owned Container operations and for resale to its Managed Container Programs and other parties. At December 31, 2005, the Group owed container manufacturers $52.8 million for equipment. The Group intends to fund $15 million of this equipment utilizing new and existing debt and capital lease facilities and to sell $37.8 million of this equipment to the Joint Venture Program.
      In addition, at December 31, 2005, the Group had outstanding orders to purchase container equipment of $29.4 million. Of this amount, the Group intends to sell $26.6 million to the Joint Venture Program and $1.8 million to a third party under an equipment trading transaction. The remaining $1 million will be funded by the Group using existing container funding facilities and cash.
      Capital expenditures for containers in 2005, 2004 and 2003 were $54.9 million, $29.1 million and $16.5 million respectively. Other capital expenditures in 2005, 2004 and 2003 were $0.4 million, $0.6 million and $0.3 million, respectively.
      In February 2005, the Group acquired 100% ownership of a variable interest entity in which it held a 0.01% share. The Group had determined that it was the primary beneficiary of the variable interest entity in December 2003. The debt held by the variable interest entity was restructured in February 2005. In connection with this restructuring, the Group issued a guarantee for $10 million of the outstanding debt and the lender cancelled an option to acquire 25% of the variable interest entity. In addition, 200,000 warrants to purchase 200,000 common shares of the Company were cancelled effective February 4, 2005. The warrants, which were exercisable at $4.41 per share, were held by the lender to the variable interest entity. See the Group’s Report on Form 8-K filed with the SEC on February 10, 2005. The outstanding debt balance was repaid in full on August 1, 2005, as part of the funding restructuring program in which the Group sold $73.8 million of containers to the Joint Venture Program.
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
      The Group has determined that the Joint Venture Program falls within the scope of FIN 46R; however it is not a variable interest entity. The maximum exposure for Cronos to losses as a result of its involvement with the Joint Venture Program at December 31, 2005, was $31.7 million, representing the total of its equity investment in the Joint Venture Program and the management fees due to Cronos from the program. The Joint Venture Program is accounted for under the equity method of accounting.
      Under the operative documents governing the Joint Venture Program, certain changes in control of the Group constitute an event of default, permitting the lenders to the Joint Venture Program to accelerate repayment of the Joint Venture Program’s indebtedness. In addition, whether or not a change of control constitutes an event of default, one of the agreements governing the Joint Venture Program provides that upon a change in control of the Group, the parent of the Group’s joint venture partner (and lead lender to the Joint Venture Program) may cause the Group to purchase the container assets of the Joint Venture Program at a purchase price equal to their book value plus a premium of 10%, and to purchase all other assets of the Joint Venture Program at their book value. In addition, at the election of the parent of the Group’s joint venture partner (and lead lender), the parent may cause the Joint Venture Program to repay, in full, the Joint Ventures Program’s outstanding indebtedness.
      A further discussion of the Group’s involvement and transactions with the Joint Venture Program is provided in Item 1 — “Business”, elsewhere in Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Notes 1 and 10 to the 2005 Consolidated Financial Statements herein.
      US Limited Partnership Programs — General Partner. The Group has equity interests as a general partner in six US limited partnership programs. The partnerships are all California limited partnerships managed by Cronos Capital Corp., an indirect subsidiary of the Company. Since 1979, sixteen public limited partnerships and one private limited partnership have raised over $485 million from over 37,500 investors. Eleven of the original seventeen partnerships have now been dissolved.
      The general partner investments are accounted for using the equity method.
      In accordance with FIN 46R, the Company has determined that the six limited partnerships qualify as variable interest entities. In each case, the Company has concluded that neither the Company, nor any of its subsidiaries, is the primary beneficiary of any US Limited Partnership Program.
      The general partner is indemnified by the partnerships for any liabilities suffered by it arising out of its activities as general partner, except in the case of misconduct or negligence. As limited partnerships, the limited partners may not be assessed for additional capital contributions, and it is possible that the general partner could be liable if the assets of the partnerships are not sufficient to pay their liabilities. However, the Group considers that the risk of any such loss is not material. Therefore, the maximum exposure for Cronos to losses as a result of its involvement with the US Limited Partnership Programs at December 31, 2005, was $2.8 million, representing the total amount due to Cronos for management fees and other items from the partnerships.
      A further discussion of the Group’s involvement and transactions with US Limited partnerships is provided in Item 1 — “Business”, elsewhere in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Notes 1 and 10 to the 2005 Consolidated Financial Statements herein.

      Parent Guarantee under Agreements with Private Container Programs. The Company has provided parent guarantees for certain agreements between wholly-owned subsidiaries of the Company and Private Container Programs. The agreements are in the form of a master lease and provide that the subsidiary companies make payments to the Private Container Programs based on rentals collected after deducting direct operating expenses and the income earned by the subsidiary company for managing the containers. The subsidiary company is not liable to make payments to the Private Container Program if the containers are not placed on a lease or if a lessee fails to pay the lease rentals.
      At each financial statement date, the amounts due under each agreement are recorded as a liability and disclosed under amounts payable to Managed Container Programs. The amount payable at December 31, 2005 was $6.4 million. The terms of the guarantees generally obligate the Company to ensure payments and other obligations of the subsidiary companies are performed on a timely basis and in accordance with the terms of the agreement.
      The agreements with the Private Container Programs expire between 2006 and 2015. Should a default occur, the Company would be required to make the contracted payments on behalf of the subsidiary companies over the remaining term of the agreements or until such time as the default was remedied. Based on the $4.1 million earned by the Private Container Programs for the fourth quarter of 2005, the Company estimates that the maximum amount of future payments for rentals collected after deducting direct operating expenses and the income earned for managing the containers would be $58.7 million. The fair value of the estimated amount of maximum future payments is $49.8 million.
      Guarantees under Fixed Non-cancellable Operating Leases with Private Container Programs. Certain subsidiaries of the Group have fixed operating lease agreements for container equipment with Private Container Programs. The Company has provided parent company guarantees for the $11.7 million of minimum future lease payments outstanding under these agreements at December 31, 2005. The agreements provide that, in the event of a default by the subsidiary, the Company will pay all amounts due under the agreements as they fall due. The agreements contain purchase options, the majority of which allow the Group to acquire the containers after a period of ten years. See “Contractual Obligations” herein and Note 15 (c) to the 2005 Consolidated Financial Statements for the minimum amount of future lease payments due under fixed operating and other lease contracts.
      Agreements with Private Container Programs — early termination options. At December 31, 2005, approximately 69% (based on original equipment cost) of the agreements with Private Container Programs contained early termination options, under which the container owner may terminate the agreement if certain performance thresholds are not achieved. At December 31, 2005, approximately 41% (based on original equipment cost) of the containers subject to these agreements were eligible for early termination. Cronos believes that early termination of these agreements is unlikely.
      Agreements with Private Container Programs — change of control provisions. At December 31, 2005, approximately 61% (based on original equipment cost) of the containers subject to agreements with Private Container Programs provided that a change in ownership of the Group, without the prior consent of the container owner, may constitute an event of default under the agreement. In substantially all of these agreements, the consent of the container owners may not be unreasonably withheld. In the event that consent is not obtained, the container owners may require the Group to transfer possession of 41% of the containers under management to another equipment manager. Such transfer of possession may result in the Group incurring certain costs. The owners of the remaining 20% of the containers under management may require the Group to purchase the equipment from the container owners pursuant to the terms of their respective agreements, generally a stipulated percentage (determined by age of the equipment) of the original cost of the equipment.
      A further discussion of the Group’s involvement and transactions with the Private Container Programs is provided in Item 1 — “Business”, elsewhere in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Notes 1 and 15 to the 2005 Consolidated Financial Statements herein.

      Non-Container Fixed Operating Leases Obligations. Cronos, as lessee, has entered into fixed operating lease contracts for computer equipment and office space. In 2005 the rental expense was $0.8 million. See “Contractual Obligations” herein and Note 15 (c) to the 2005 Consolidated Financial Statements for the minimum amount of future lease payments due under fixed operating and other lease contracts.
      Legal Settlement. On November 17, 2003, Cronos and Contrin entered into a Settlement Agreement, resolving litigation which had commenced in August 2000. See Item 3 — “Legal Proceedings” and Item 7 — “Contractual Obligations” herein. Under the terms of the Settlement Agreement, Cronos agreed to make certain future payments to Contrin.
      In February 2005, the Group paid $2.1 million to Contrin, under the terms of the Settlement Agreement, on the completion of the sale of the Amersham Estate. In addition, in February 2005, an agreement was reached between the Group, Contrin and the TOEMT liquidator under the terms of which Contrin was allocated Amersham Surplus Proceeds in an amount sufficient to fully discharge the Group’s remaining payment obligations to Contrin under the Settlement Agreement.
      Primary Beneficiary. In December 2003, the Group determined that it was the primary beneficiary of a variable interest entity in which it held a 0.01% share. The Group had sold $49.7 million of containers to the variable interest entity in a series of transactions in prior years. The variable interests of the Group in the entity comprised a management fee that the Group earned in return for managing the containers of the entity, a non-interest bearing loan note and an option to acquire 75% of the container owning company for one US dollar, the exercise of which was subject to the repayment of certain of the indebtedness of the variable interest entity.
      On February 4, 2005, the Group acquired 100% ownership of the variable interest entity. The debt held by the variable interest entity was restructured on the same date. In connection with this restructuring, the Group issued a guarantee for $10 million of the outstanding debt and the lender cancelled an option to acquire 25% of the variable interest entity. In addition, 200,000 warrants to purchase 200,000 common shares of the Company, that were held by the lender to the variable interest entity and were exercisable at $4.41 per share, were cancelled effective February 4, 2005. The outstanding debt balance was repaid in full on August 1, 2005.
      Provision for legal claims. In December 2005, the Group recorded a charge of $4.1 million in respect of the fair value of costs to be incurred in connection with TOEMT related legal claims made against the Group. A further discussion of this transaction and the related claims is included in Item 3 — “Legal Proceedings” and, elsewhere in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 17 to the 2005 Consolidated Financial Statements herein.

Contractual Obligations
      The following table sets forth the payments by period for Cronos’ contractual obligations. For a discussion of the Group’s commitments and contingencies, see Note 16 to the Company’s 2005 Consolidated Financial Statements.

		Payments Due By Period

		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years

	(US dollar equivalent, in thousands)
Long-term debt obligations - principal	$58,767	$5,790	$20,789	$25,503	$6,685
Long-term debt obligations - interest	$12,836	$3,727	$5,663	$2,710	$736
Capital lease obligations - principal	$29,013	$5,979	$10,716	$6,969	$5,349
Capital lease obligations - interest	$4,689	$1,465	$1,920	$937	$367
Fixed operating lease obligations to Managed Container Programs	$11,654	$1,313	$2,626	$7,715	—
Term lease rental obligations to Managed Container Programs	$94,859	$33,501	$46,546	$14,248	$564
Amounts payable to container manufacturers	$52,790	$52,790	—	—	—
Container purchase commitments	$29,429	$29,429	—	—	—
Provision for legal claims	$4,100	$4,100	—	—	—
      Long-term debt obligations and capital lease obligations. The contractual payments detailed by period represent the principal and interest payments due.
      Fixed operating lease obligations to Managed Container Programs. This represents the amounts payable to Managed Container Programs under fixed operating lease agreements for container equipment with Private Container Programs. The Company has provided parent company guarantees for the $11,654 of minimum future lease payments outstanding under these agreements at December 31,2005.
      Term lease rental obligations to Managed Container Programs. This represents the amounts payable to Managed Container Programs from the minimum term lease rentals receivable by the Group in future years from ocean carriers. See Note 6 and Note 15 (c) to the 2005 Consolidated Financial Statements. No amount will be payable to the Managed Container Program if the ocean carriers fail to pay the future term lease rentals to the Group.
      Amounts payable to container manufacturers. Cronos has outstanding obligations to pay container manufacturers for equipment that was acquired by the Group in 2005.
      Container purchase commitments. The Group has contracted with container manufacturers for the production of new equipment in 2006.
      Provision for legal claims. See Item 3 — “Legal Proceedings” and, elsewhere in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 17 to the 2005 Consolidated Financial Statements herein.

Critical Accounting Policies and Estimates
      Critical accounting policies are those that reflect significant judgments or uncertainties. Management believes the following are the Group’s most critical accounting policies.
      Container equipment — depreciable lives. Container equipment is carried at cost, adjusted for impairment, if appropriate, less accumulated depreciation. Containers, both owned by the Group and acquired under capital leases, are depreciated on a straight-line basis as follows:

•	Refrigerated container equipment — over 12 years to a residual value of 15%

•	Tanks, rolltrailers and flat racks — over 20 years to a residual value of 10%

•	Dry cargo and all other container equipment — over 15 years to a residual value of 10%
      On October 1, 2005, the Group changed the straight line depreciation basis for tanks, rolltrailers and flat racks from a useful life of 15 years with a 10% residual value to a useful life of 20 years with a residual value of 10%. This was in recognition of research conducted by the Group which supported the change by providing additional information about the estimated future useful lives and future benefits of the assets. As a result of the change, net income for the three month period ended December 31, 2005 increased by approximately $0.1 million and each of basic net income and diluted net income increased by two cents per share.
      Container equipment — valuation. The Group reviews owned container equipment when changes in circumstances require consideration as to whether the carrying value of the equipment has become impaired, pursuant to guidance established in SFAS No. 144 — “Accounting for the Impairment or Disposal of Long-Lived Assets”. Management considers assets to be impaired if the carrying value of the asset exceeds the future projected cash flows from related operations (undiscounted and without interest charges). When impairment is deemed to exist, the assets are written down to fair value or to the projected discounted cash flows from related operations. The Group evaluates future cash flows and potential impairment of its fleet by container type rather than for each individual container. Therefore, future losses could result for individual container disposals due to various factors including age, condition, suitability for continued leasing, as well as geographic location of the containers when disposed.
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
      Based on the recent history of operating losses in its US subsidiaries, the near term outlook and management’s evaluation of available tax planning strategies, the Group has maintained a 100% valuation allowance for its deferred tax asset related to net operating loss carryforwards in the US since 1998. As of December 31, 2005, the Group’s valuation allowance aggregated $3.5 million. In the event the Group were to determine that it would be able to realize its deferred tax asset, a reversal of part or all of the valuation allowance would be recorded.
      Allowance for doubtful accounts. Cronos continually tracks its credit exposure to each customer using specialist third party credit information services and reports prepared by local staff to assess credit quality. Cronos’ credit committee meets quarterly to analyze the performance of existing customers and to recommend actions to be taken in order to minimize credit risks. Over the last 14 years, bad debts have approximated 1% of gross lease revenues. Based on this information, Cronos has calculated an allowance for doubtful accounts comprising specific amounts provided against known probable losses on certain customers plus an additional amount based on loss experience for other customers. However, the Group may be subject to unexpected loss in rental revenue from container lessees that default under their container lease agreements.
      Goodwill. In accordance with SFAS No. 142 — “Goodwill and Other Intangible Assets”, indefinite-lived intangible assets and goodwill must be tested at least annually for impairment. The annual impairment test uses cash flow discounting techniques to determine the fair value of respective reporting units which are then compared to the carrying value of the asset. Management discounts the projected future net cash flows to be generated by the reporting units based on historic and projected trends for per diem revenues, utilization, container disposal proceeds and funding costs over the expected remaining life of the unit. Although the projected trends are based on historical and current available information, they require subjective management judgment for projections relating to utilization rates, per diem rates, the disposal age of the containers, equipment residual values, cash collections and interest rates. As of December 31, 2005 and 2004, the Group determined the carrying value of all its goodwill and indefinite-lived assets had not been impaired.
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
New Accounting Pronouncements
      In December 2004, the FASB issued SFAS 123 (Revised 2004) — “Share-Based Payment” (“SFAS 123R”). SFAS 123R replaces FASB Statement No. 123 — “Accounting for Stock-Based Compensation” and supersedes APB 25.
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
      SFAS 123R is effective for the first annual period beginning after December 15, 2005. Management does not expect the adoption of SFAS 123R to have a significant impact on the financial position, results of operations or cash flows of the Group.
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
      In June 2005, FASB ratified the consensus reached in the Emerging Issues Task Force Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”). EITF 04-5 provides a framework for determining whether a general partner controls and should consolidate a limited partnership or a similar entity in light of certain rights held by the limited partners. The consensus also provides additional guidance on substantive rights. EITF 04-5 must be applied no later than the beginning of the first quarter of 2006, based on limited partnership agreements in place at the time of adoption. Management does not expect the adoption of EITF 04-5 to have a significant impact on the financial position, results of operations or cash flows of the Group.
Inflation
      Management believes that inflation has not had a material adverse effect on the Group’s results of operations.

Item 7A — Quantitative and Qualitative Disclosures about Market Risk
      The following table sets forth weighted average interest rates by expected maturity dates for debt and capital lease obligations outstanding at December 31, 2005, and based on effective rates as at that same date:

		Expected Maturity Date of Debt and Capital Lease Obligations

							2011 and
	Total	2006	2007	2008	2009	2010	thereafter

	(US dollar equivalent, in thousands)
Long-term debt and capital lease obligations:
Variable rate US dollar facilities	$77,758	$9,039	$14,615	$12,810	$13,704	$16,874	$10,716
Average interest rate %		6.4	6.4	6.4	6.4	6.4	6.3
Variable rate Euro facilities	$2,608	$663	$226	$236	$245	$256	$982
Average interest rate %		4.5	4.5	4.5	4.5	4.5	4.5
Fixed rate US dollar facilities	$7,414	$2,067	$2,036	$1,582	$1,145	248	336
Average interest rate %		6.6	6.7	6.8	6.8	6.8	6.8
      Interest rate risk: Outstanding borrowings are subject to interest rate risk. At December 31, 2005, 92% of total borrowings had floating interest rates. The Group conducted an analysis of borrowings with variable interest rates to determine their sensitivity to interest rate changes. In this analysis, the same change was applied to the balance outstanding as at December 31, 2005, leaving all other factors constant. It was found that if a 10% increase were applied to market rates, the expected effect would be to reduce annual cash flows by $0.4 million.
      Exchange rate risk: Substantially all purchases of container equipment are in US dollars. In 2005, approximately 97% of the Group’s revenues were billed and paid in US dollars and approximately 49% of expenses were incurred and paid in US dollars. For non-US dollar denominated revenues and expenses, the Group may enter into foreign currency contracts to reduce exposure to exchange rate risk. Of the non-US dollar expenses, approximately 70% are individually small and unpredictable and were incurred in various denominations. Thus, such amounts are not suitable for cost-effective hedging.
      As exchange rates are outside of the control of the Group, there can be no assurance that such fluctuations will not adversely affect its results of operations and financial condition. By reference to 2005, it is estimated that for every 10% incremental decline in value of the US dollar against various foreign currencies, the effect would be to reduce cash flows by $1.2 million in any given year.
      Credit risk: Cronos sets maximum credit limits for all customers, limiting the number of containers leased to each customer according to established credit criteria. Cronos continually tracks its credit exposure to each customer. Cronos’ credit committee meets quarterly to analyze the performance of existing customers and to recommend actions to be taken in order to minimize credit risks. Cronos uses specialist third party credit information services and reports prepared by local staff to assess credit quality.
      The Group may be subject to unexpected loss in rental revenue from container lessees that default under their container lease agreements.

      The table below summarizes information on transactions that are sensitive to foreign currency exchange rates including Euro (EUR) denominated direct financing leases and Euro denominated capital lease obligations, and presents such information in US dollar equivalents. For direct financing leases the table presents net lease receivable cash flows by expected maturity dates. For capital lease obligations the table presents principal cash flows and related weighted average interest rates by expected maturity dates.

	Expected Maturity Date

						2011 and		Fair
	2006	2007	2008	2009	2010	thereafter	Total	Value

	(US dollar equivalent, in thousands)
Direct financing leases (EUR):
- net lease receivables	$1,063	$187	$120	—	—	—	$1,370	$1,589
Capital lease obligations (EUR):
variable rate (EUR)	$663	$226	$236	$245	$256	$982	$2,608	$2,608
average interest rate %	4.5	4.5	4.5	4.5	4.5	4.5	4.5

Item 8 — Financial Statements and Supplementary Data
      Report of Independent Registered Public Accounting Firm.

The financial statements listed in this Item 8 are set forth herein beginning on page F1:

Consolidated Statements of Income for the Years Ended December 31, 2005, 2004 and 2003;
      Consolidated Balance Sheets at December 31, 2005 and 2004;

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2005, 2004 and 2003;

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003.
      Notes to Consolidated Financial Statements.
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
      There have been no changes in the Group’s internal controls over financial reporting that occurred in the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Group’s internal control over financial reporting.
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
(a) (1) Financial Statements
      Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets — At December 31, 2005 and 2004

Consolidated Statements of Income for the Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003
      Notes to Consolidated Financial Statements
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

Number	Exhibit Description

2.1	Purchase Agreement by and between Cronos Equipment (Bermuda) Limited (“CEB”) and CF Leasing Limited, dated as of September 18, 2002 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated September 18, 2002).
3.1	Co-ordinated Articles of Incorporation (incorporated by reference to Exhibit 1.1 to the Company’s Annual Report on Form 20-F for the year ended December 31, 1997 (File No. 0-24464)).
3.2	Policies and procedures with respect to the indemnification of directors and officers of the Company, as adopted by the Board of Directors on August 4, 1999 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-3, dated November 24, 1999).
10.1	Guarantee, dated as of July 19, 2001, by and between the Group and Fortis Bank N.V. (“Fortis”), as agent and on behalf of itself (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
10.2	Amendment No. 1 to the Guarantee, dated as of July 19, 2001, by and between the Group and Fortis, as agent and on behalf of itself (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10.3	Amendment Number 2, dated as of August 1, 2005, to the Amended and Restated Guaranty, dated as of July 19, 2001, by and among the Company, Fortis, HBU and NIB. (incorporated by reference to Exhibit 10.46 to the Company’s Current Report on Form 8-K, dated August, 2005).
10.4	Loan Agreement, dated as of July 19, 2001, by and between Cronos Finance (Bermuda) Limited (“CFBL”) as issuer, and Fortis as agent on behalf of the noteholder, and itself, as the initial noteholder (incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
10.5	Amendment No. 1 to the Amended and Restated Loan Agreement dated as of August 6, 2001, by and between CFBL and Fortis (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

Number	Exhibit Description

10.6	Amendment No. 2 to the Amended and Restated Loan Agreement dated as of November 20, 2001, by and between CFBL and Fortis (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.7	Amendment No. 3, dated as of September 18, 2002, to the Amended and Restated Loan Agreement, dated as of July 19, 2001, by and between CFBL and Fortis, (incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K, dated September 18, 2002).
10.8	Amendment No. 4, dated as of March 7, 2003, to the Amended and Restated Loan Agreement, dated as of July 19, 2001, by and between CFBL and Fortis, (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).
10.9	Amendment No. 5, dated as of September 23, 2003, to the Amended and Restated Loan Agreement, dated as of July 19, 2001, by and between CFBL and Fortis (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10.10	Management Agreement by and between CF Leasing Limited and Cronos Containers (Cayman) Limited, dated as of September 18, 2002 (incorporated by reference Exhibit 10.23 to the Company’s Current Report on Form 8-K, dated September 18, 2002).
10.11	Amendment No. 1, dated as of March 7, 2003 to the Management Agreement, dated as of September 18, 2002, by and between the CF Leasing Limited and Cronos Containers (Cayman) Limited, (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).
10.12	Amendment No. 2, dated as of October 15, 2003 to the Management Agreement, dated as of September 18, 2002, by and between the CF Leasing Limited and Cronos Containers (Cayman) Limited Fortis (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10.13	Members Agreement, dated September 18, 2002, by and between CF Leasing Limited, Mees Pierson Transport & Logistics Holding B.V. and CEB, and joined by Cronos Containers (Cayman) Ltd, and by The Cronos Group.
10.14	Amendment No. 1, dated as of June 15, 2004, to the Members Agreement, dated as of September 18, 2002, by and between CF Leasing Limited, FB Aviation & Intermodal Finance Holding B.V. (formerly known as Mees Pierson Transport & Logistics Holding B.V.) and CEB, and joined by Cronos Containers (Cayman) Ltd, and by The Cronos Group.
10.15	Amendment No. 2, dated as of July 8, 2004, to the Members Agreement, dated as of September 18, 2002, by and between CF Leasing Limited, FB Aviation & Intermodal Finance Holding B.V., and CEB, and joined by Cronos Containers (Cayman) Ltd, and by The Cronos Group.
10.16	Amendment No. 3, dated as of June 15, 2005 to the Members Agreement, dated September 18, 2002, among CF Leasing Ltd, FB Aviation & Intermodal Finance Holding BV and Cronos Containers (Cayman) Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
10.17	Amendment Number 4, dated as of August 1, 2005, to Members Agreement, dated as of September 18, 2002, by and among CF Leasing, FB Aviation & Intermodal Holding B.V. and Cronos Equipment (Bermuda) Limited, and joined by The Cronos Group (the “Company”). (incorporated by reference Exhibit 10.56 to the Company’s Current Report on Form 8-K, dated August 1, 2005).
10.18	Collateral Agreement dated as of November 16, 2001, by and between CEB, CFBL and Fortis (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.19	Amendment No. 1 to the Collateral Agreement dated as of November 16, 2001, by and between CEB, CFBL and Fortis (incorporated by reference to Exhibit 10.3 to Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

Number	Exhibit Description

10.20	Grant of Security Interest (Patents) dated as of November 19, 2001, by and between CEB, CFBL and Fortis (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.21	Amended and restated Management Agreement, dated as of June 15, 2004, by and between the CF Leasing Limited and Cronos Containers (Cayman) Limited. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.22	Amendment No. 1, dated as of June 15, 2005 to the Amended and Restated Management Agreement, dated as of June 15, 2004, by and between CF Leasing Ltd and Cronos Containers (Cayman) Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
10.23	Amendment No. 1, dated as of September 23, 2004, to the Second Amended and Restated Loan Agreement, dated as of September 23, 2003, by and between Cronos Finance (Bermuda) Limited, Fortis Bank (Nederland) N.V., Hollandsche Bank-Unie N.V. and NIB Capital Bank N.V. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
10.24	Third Amended and Restated Loan Agreement, dated as of August 1, 2005, among CFL, Fortis Bank (Nederland) N.V. (“Fortis”), NIB Capital Bank N.V. (“NIB”), and Hollandsche Bank-Unie N.V. (“HBU”). (incorporated by reference to Exhibit 10.57 to the Company’s Current Report on Form 8-K, dated August, 2005).
10.25	Amended and restated Master Loan Agreement, dated August 15, 1997, as amended and restated as of February 4, 2005, by and between Cronos Funding (Bermuda) Limited (“CFB”), as Issuer, and Fortis Bank (Nederland) N.V. (“Fortis”), as Agent (incorporated by reference to Exhibit 10.42 to the Company’s Current Report on Form 8-K, dated February, 2005).
10.26	CFB Secured Note, Class A, in the principal amount of $14,672,474, dated February 4, 2005 (incorporated by reference to Exhibit 10.43 to the Company’s Current Report on Form 8-K, dated February, 2005).
10.27	CFB Secured Note, Class B, in the principal amount of $4,000,000 dated February 4, 2005. (incorporated by reference to Exhibit 10.44 to the Company’s Current Report on Form 8-K, dated February, 2005).
10.28	CFB Secured Note, Class C, in the principal amount of $7,305,000 dated February 4, 2005 (incorporated by reference to Exhibit 10.45 to the Company’s Current Report on Form 8-K, dated February, 2005).
10.29	Guarantee, dated as of February 4, 2005, by and between The Cronos Group and Fortis, as Agent (incorporated by reference to Exhibit 10.46 to the Company’s Current Report on Form 8-K, dated February, 2005).
10.30	CFL Secured Note in favor of Fortis in the principal amount of $15,000,000, dated August 1, 2005. (incorporated by reference to Exhibit 10.46 to the Company’s Current Report on Form 8-K, dated August, 2005).
10.31	CFL Secured Note in favor of NIB in the principal amount of $15,000,000, dated August 1, 2005. (incorporated by reference to Exhibit 10.46 to the Company’s Current Report on Form 8-K, dated August, 2005).
10.32	CFL Secured Note in favor of HBU in the principal amount of $15,000,000, dated August 1, 2005. (incorporated by reference to Exhibit 10.46 to the Company’s Current Report on Form 8-K, dated August, 2005).
10.33	Loan and Security Agreement, dated as of September 9, 2005, by and between Cronos Containers Inc (“CCI”) and Banc of America Leasing & Capital, LLC (“BOA”) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated September 9, 2005).
10.34	Container Purchase and Sale Agreement, dated as of September 9, 2005, by and between CCI, as purchaser, and BOA, as seller, (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated September 9, 2005).

Number	Exhibit Description

10.35	CCI Libor Note and Security Agreement, dated as of September 9, 2005, in favour of BOA (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated September 9, 2005).
10.36	Guarantee, dated as of September 9, 2005, by The Cronos Group in favour of BOA (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated September 9, 2005).
10.37	Assignment Declaration from MKB Bank Rt. to Centrál Workout Pénzügyi Részvéntársaság (“Central”), dated March 27, 2006, as endorsed by Central to Cronos Containers N.V. (“CNV”).
10.38	Assignment of Assets from the Contrin Creditors (as defined therein), as assignors, and CNV, as assignee, dated as of March 21, 2006.
Executive Compensation Plans and Arrangements

10.39	Stock Appreciation Rights Agreement by and between the Company and Peter J. Younger, dated as of October 13, 1999 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-3, dated November 24, 1999).
10.40	1999 Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, dated February 25, 2000).
10.41	Employment Agreement by and between Cronos Containers Inc. and John M. Foy, dated April 1, 1999, as amended on December 1, 1999 (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the period ended December 31, 1999).
10.42	Amendment, dated December 1, 2005, to the Employment Agreement between Cronos Containers Inc. and John M. Foy, dated April 1, 1999, as previously amended on December 1, 1999, December 1, 2000, December 1, 2001, October 15, 2002 and November 5, 2002 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated December 1, 2005).
10.43	Service Agreement by and between Cronos Containers Limited and John C. Kirby, dated February 29, 2000 (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2002).
10.44	Amendment, dated December 1, 2005, to the Service Agreement by and between Cronos Containers Limited and John Kirby, dated February 29, 2000, as previously amended on November 4, 2003 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated December 1, 2005).
10.45	Service Agreement by and between Cronos Containers Limited and Frank P. Vaughan, dated April 20, 2000 (incorporated by reference to Exhibit 10.49 and 10.50 to the Company’s Current Report on Form 8-K, dated July 14, 2005).
10.46	Amendment, dated December 1, 2005, to the Service Agreement by and between Cronos Containers Limited and Frank P. Vaughan, dated April 20, 2000 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated December 1, 2005).
10.47	Amendment to the 1999 Stock Option Plan, dated June 1, 2001 (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2001).
10.48	Amended and Restated Employment Agreement between Cronos and Dennis J. Tietz, dated November 8, 2001 (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2001).
10.49	Amendment, dated April 1, 2004, to the Employment Agreement between Cronos and Dennis J. Tietz, dated November 8, 2001.
10.50	Amended Employment Agreement between Cronos and Peter J. Younger, dated October 1, 2003.
10.51	Amended and Restated Indemnification Agreement between Cronos and Charles Tharp, dated November 6, 2002 (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002).
10.52	Amended and Restated Indemnification Agreement between Cronos and Maurice Taylor, dated November 6, 2002 (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002).

10.53	Amended and Restated Indemnification Agreement between Cronos and Dennis J. Tietz, dated November 6, 2002 (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002).
10.54	Amended and Restated Indemnification Agreement between Cronos and Peter J. Younger, dated November 6, 2002 (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002).
10.55	Indemnification Agreement between Cronos and S. Nicholas Walker, dated November 6, 2002 (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002).
10.56	Indemnification Agreement between Cronos and Robert M. Melzer, dated November 6, 2002 (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002).
10.57	Indemnification Agreement between Cronos Containers Limited and John C. Kirby, dated November 22, 2002 (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002).
10.58	Indemnification Agreement between Cronos Containers Inc. and John M. Foy, dated November 1, 2002 (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002).
10.59	Stock Option Agreement between Cronos and Charles Tharp, dated January 10, 2003 (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002).
10.60	Stock Option Agreement between Cronos and Maurice Taylor, dated January 10, 2003 (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002).
10.61	Stock Option Agreement between Cronos and S. Nicholas Walker, dated January 10, 2003 (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002).
10.62	Stock Option Agreement between Cronos and Robert M. Melzer, dated January 10, 2003 (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002).

Other Exhibits
21.1	List of principal subsidiaries and affiliates at December 31, 2005.
23.1	Consent of Independent Registered Public Accounting Firm dated March 29, 2006.
31.1	Rule 13a-14 Certification.
31.2	Rule 13a-14 Certification.
32.1	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
     Date: March 29, 2006

The Cronos Group

By:	/s/ Dennis J. Tietz

_____________________________________________
Dennis J. Tietz
Chairman of the Board and
Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By	/s/ Dennis J. Tietz Dennis J. Tietz	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 29, 2006

By	/s/ Peter J. Younger Peter J. Younger	Director, President and Chief Operating Officer	March 29, 2006

By	/s/ Frank P. Vaughan Frank P. Vaughan	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2006

By	/s/ Maurice Taylor Maurice Taylor	Director	March 29, 2006

By	/s/ Stephen Nicholas Walker Stephen Nicholas Walker	Director	March 29, 2006

By	/s/ Robert M. Melzer Robert M. Melzer	Director	March 29, 2006

FINANCIAL STATEMENTS — Item 15 (a)(1) and (a)(2)

THE CRONOS GROUP
Consolidated financial statements as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003
and Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of The Cronos Group
      We have audited the accompanying consolidated balance sheets of The Cronos Group and subsidiaries (collectively the “Group”) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Group’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Group is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Group’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of The Cronos Group as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
Reading, United Kingdom
March 29, 2006

THE CRONOS GROUP
CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31, 2005, 2004 and 2003
(US dollar amounts in thousands, except per share amounts)

	2005	2004	2003

Gross lease revenue	$139,024	$132,096	$117,501
Equipment trading revenue	2,210	4,698	4,991
Commissions, fees and other operating income:
- Related parties	802	953	1,116
- Unrelated parties	4,577	2,641	2,525
- Gain on settlement of litigation	1,333	—	—
Interest income	344	120	130

Total revenues	148,290	140,508	126,263

Direct operating expenses	18,091	20,563	25,508
Payments to Managed Container Programs:
- Related parties	40,826	31,638	23,159
- Unrelated parties	36,177	36,323	32,571
Equipment trading expenses	1,978	4,018	4,600
Amortization of intangible assets	188	188	188
Depreciation	15,141	17,993	17,495
Selling, general and administrative expenses	21,909	18,834	15,791
Interest expense	6,186	5,178	5,754
Recovery of amount payable to Managed Container Program	(703)	—	—
Recovery of related party loan note	—	(1,280)	—
Provision against legal claims	4,100	—	—

Total expenses	143,893	133,455	125,066

Income before income taxes and equity in earnings of affiliate	4,397	7,053	1,197
Income taxes (provision) benefit	(864)	(1,071)	1,494
Equity in earnings of unconsolidated affiliate	4,269	2,883	1,499

Net income	7,802	8,865	4,190
Other comprehensive income (loss):
- change in fair value of forward exchange contracts	—	325	(325)
- change in fair value of derivatives held by affiliate	650	311	(81)

Comprehensive income	$8,452	$9,501	$3,784

Basic net income per common share	$1.06	$1.22	$0.57

Diluted net income per common share	$0.98	$1.14	$0.55

All amounts were generated by continuing activities.
The accompanying notes are an integral part of these consolidated financial statements.

THE CRONOS GROUP
CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004
(US dollar amounts in thousands, except per share amounts)

	2005	2004

Assets
Cash and cash equivalents	$15,829	$17,579
Restricted cash	4,200	1,489
Amounts due from lessees, net	28,540	25,136
Amounts receivable from Managed Container Programs, including amounts due from related parties of $3,155 and $3,358, respectively	3,391	3,386
New container equipment for resale	38,142	17,116
Net investment in direct financing leases, including amounts due within twelve months of $4,162 and $2,434, respectively	12,678	7,382
Investment in unconsolidated affiliates	31,358	15,364
Container equipment, net of accumulated depreciation of $75,493 and $127,991, respectively	121,988	166,584
Other equipment, net of accumulated depreciation of $1,999 and $10,418, respectively	1,130	963
Goodwill	11,038	11,038
Other intangible assets, net	345	533
Related party loan receivable	—	1,280
Other assets	3,093	3,899

Total assets	$271,732	$271,749

The accompanying notes are an integral part of these consolidated financial statements.

THE CRONOS GROUP
CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004
(US dollar amounts in thousands, except per share amounts)

	2005	2004

Liabilities and shareholders’ equity
Amounts payable to Managed Container Programs, including amounts payable to related parties of $15,295 and $11,742, respectively	$25,462	$22,034
Amounts payable to container manufacturers	52,790	27,838
Direct operating expense payables and accruals	5,432	5,592
Other amounts payable and accrued expenses	11,873	8,810
Debt and capital lease obligations, including amounts due within twelve months of $11,769 and $13,831, respectively	87,780	127,953
Income taxes	209	155
Deferred income taxes	2,965	3,083
Deferred income and deferred acquisition fees	7,684	5,925

Total liabilities	194,195	201,390

Commitments and contingencies

Shareholders’ equity
Common shares, par value $2 per share (25,000,000 shares authorized; shares issued and outstanding; 2005 — 7,519,959; 2004 — 7,381,349)	15,040	14,763
Additional paid-in capital	43,807	45,358
Common shares held in treasury (112,000)	(297)	(297)
Accumulated other comprehensive income	880	230
Restricted retained earnings	1,832	1,832
Unrestricted retained earnings	16,275	8,473

Total shareholders’ equity	77,537	70,359

Total liabilities and shareholders’ equity	$271,732	$271,749

The accompanying notes are an integral part of these consolidated financial statements.

THE CRONOS GROUP
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2005, 2004 and 2003
(US dollar amounts in thousands, except per share amounts)

	2005	2004	2003

Cash flows from operating activities
Net income	$7,802	$8,865	$4,190
Adjustments to reconcile net income to net cash provided by operating activities:
- depreciation and amortization	15,329	18,181	17,683
- (decrease) increase in unamortized acquisition fees	(22)	218	(640)
- provision for losses on accounts receivable	1,284	1,251	1,077
- recovery of related party loan note	—	(1,280)	—
- provision against legal claims	4,100	—	—
- (gain) loss on disposal of fixed assets	(955)	(211)	270
- undistributed equity in earnings of affiliate	(4,269)	(2,883)	(1,499)
- (decrease) increase in current and deferred income taxes	(64)	257	(2,555)
- increase in new container equipment for resale	(21,026)	(6,300)	(8,246)
- decrease (increase) in amounts receivable:
- related parties	203	19	23
- unrelated parties	(1,453)	1,089	989
- increase in amounts payable and accrued expenses:
- related parties	3,553	2,401	1,098
- unrelated parties	21,553	9,267	10,320

Net cash provided by operating activities	26,035	30,874	22,710

Cash flows from investing activities
Purchase of container equipment	(54,837)	(29,050)	(16,545)
Purchase of other equipment	(440)	(628)	(324)
Investment in direct financing leases	(4,286)	(57)	(29)
Investments in related parties	(11,075)	(3,600)	(2,550)
Proceeds from sales of container and other equipment	91,059	16,698	9,632
Increase in restricted cash	(2,711)	(456)	(40)

Net provided by (used in) investing activities	17,710	(17,093)	(9,856)

The accompanying notes are an integral part of these consolidated financial statements.

THE CRONOS GROUP
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2005, 2004 and 2003
(US dollar amounts in thousands, except per share amounts)

	2005	2004	2003

Cash flows from financing activities
Proceeds from issuance of term debt	$49,778	$21,556	$35,649
Repayments of term debt and capital lease obligations	(95,222)	(25,391)	(44,854)
Dividends paid	(1,688)	(799)	(583)
Recovery of related party loan	1,280	—	—
Issue of common stock	357	—	—
Shares repurchased	—	—	(260)

Net cash used in financing activities	(45,495)	(4,634)	(10,048)

Net (decrease) increase in cash and cash equivalents	(1,750)	9,147	2,806
Cash and cash equivalents at beginning of year	17,579	8,432	5,626

Cash and cash equivalents at end of year	$15,829	$17,579	$8,432

Supplementary disclosure of cash flow information:
Cash paid during the year for:
- interest	$5,227	$4,478	$4,765
- income taxes	1,104	1,126	1,189
Cash received during the year for:
- interest	345	241	269
- income taxes	176	312	45
Retention deposit utilized to repay capital lease	—	—	2,743
Non-cash items:
- container equipment contributed to the Joint Venture Program	—	—	999
- container equipment acquired under capital leases	5,188	12,583	1,812
- container equipment transferred to direct financing leases	4,082	1,097	1,268
- direct financing lease equipment acquired under capital leases	523	—	391
The accompanying notes are an integral part of these consolidated financial statements.

THE CRONOS GROUP
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31, 2005, 2004 and 2003
(US dollar amounts in thousands, except per share amounts)

				Accumulated		Unrestricted
		Additional	Common	other	Restricted	retained	Total
	Common	paid-in	shares held	comprehensive	retained	earnings	shareholders’
	shares	capital	in treasury	(loss) income	earnings	(deficit)	equity

Balance, December 31, 2002	$14,744	$47,125	$(37)	$—	$1,832	$(4,582)	$59,082
Net income						4,190	4,190
Retirement and cancellation of employee share grant		10					10
Declaration of dividends		(583)					(583)
Purchase of treasury shares			(260)				(260)
Other comprehensive loss for year				(406)			(406)

Balance, December 31, 2003	14,744	46,552	(297)	(406)	1,832	(392)	62,033
Net income						8,865	8,865
Employee share grant		10					10
Declaration of dividends		(1,235)					(1,235)
Issue of common shares	20	32					52
Retirement of common shares	(1)	(1)					(2)
Other comprehensive income for year				636			636

Balance, December 31, 2004	14,763	45,358	(297)	230	1,832	8,473	70,359
Net income						7,802	7,802
Issue of common shares	277	352					629
Stock based compensation		94					94
Declaration of dividends		(1,997)					(1,997)
Other comprehensive income for year				650			650

Balance, December 31, 2005	$15,040	$43,807	$(297)	$880	$1,832	$16,275	$77,537

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
      The Company is incorporated in Luxembourg. The common shares of the Company are publicly traded in the US on the Nasdaq National Market System under the symbol “CRNS”.
      The Group provides a worldwide service and, accordingly, has significant operations in key shipping locations, particularly in Europe, the United States and Asia.
      The Group enters into agreements (the “Agreements”) with container owners (the “Managed Container Programs”) to manage the leasing of their containers (“Managed Containers”) to ocean carriers. These Managed Container Programs have taken three principal forms.
      Under the first principal form, the Group has organized limited partnerships in the United States (“US Limited Partnership Programs”) and purchases and manages containers on behalf of the US Limited Partnership Programs.
      Under the second principal form, the Group has a 50% equity investment in a joint venture container purchase entity (the “Joint Venture Program”). The Group manages the containers held in the Joint Venture Program. Both the US Limited Partnership Programs and the Joint Venture Program are considered to be related parties of the Group .
      Under the third principal form, the Group enters into Agreements with private container programs (the “Private Container Programs”) that provide for the Group to purchase and manage containers for such container programs.
      Although the provisions of the Agreements vary, they all permit the Group to use the Managed Containers together with containers owned by the Group as part of a single fleet, which the Group operates without regard to ownership. The Group has discretion over which customers, container manufacturers and suppliers of goods and services with which it may deal. The Agreements constitute leases within the scope of Statement of Financial Accounting Standards (“SFAS”) No. 13 — “Accounting For Leases”, and they are accounted for as leases under which the container owners are lessors and the Group is lessee.
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
      The accompanying consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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
      Operating leases with customers. The Group enters into master and term leases with ocean carriers and other customers, principally as lessor in operating leases, for containers that are designed for the carriage of cargo and that are either owned by the Managed Container Programs or by the Group itself. Operating lease rentals are recognized as gross lease revenue on a straight-line basis in accordance with US GAAP.
      Master leases specify the maximum number of containers to be leased and the maximum term that each container will remain on-hire, but allow the customer to pick up and drop off containers at various locations as specified in the lease agreement. Lease rentals, which are generally based upon the number of containers used by the customer at any given time and the applicable per diem rate are therefore all contingent rentals.
      Term leases provide the customers with specified container equipment for a specified term. The rentals are based upon the number of containers leased, the applicable per diem rate and the length of the lease, irrespective of the number of days during which the customer actually uses the containers. Term leases typically range from a period of three to five years.
      Direct financing leases with customers. The Group, as lessor, enters into direct financing leases for container equipment owned by the Group. The net investment in direct financing leases represents the receivables due from lessees, net of unearned income. Unearned income is recognized in the statements of income to give a constant return on capital over the lease term and is recorded as part of commissions, fees and other operating income.
      Direct financing leases are usually long-term in nature, typically ranging from a period of three to seven years and require relatively low levels of customer service. They ordinarily require fixed payments and provide customers with an option to purchase the subject containers at the end of the lease term. Per diem rates include an element of repayment of capital and therefore are higher than rates charged under either term or master leases.
ii.   Group as lessee
      Operating leases. The majority of Agreements with Managed Container Programs are in the form of a master lease. Under the terms of the master lease, the Group is not liable to make any payments to the Managed Container Programs until such time as the Managed Containers have been placed on lease to a customer. The Agreements generally provide that the Group will make payments to the Managed Container Programs based upon the rentals collected from customers after deducting direct operating expenses and the compensation earned by the Group for managing the equipment.
      The terms of the Agreements vary from 1 to 15 years. Containers generally have an expected useful economic life of 12 to 20 years. The Agreements generally contain provisions, which permit earlier termination under certain conditions upon 60-90 days’ notice. For the US Limited Partnership Programs, a majority of the limited partners in a partnership can remove the subsidiary of the Group, which acts as general partner, thereby terminating the Agreement with the Group. For the Joint Venture Program, the Agreement with the Group may be terminated should an event of default, as stipulated in the Agreement, occur and remain

THE CRONOS GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands, except per share amounts)
unremedied for a specific period thereafter, as defined in the Agreement. Under the Agreements with Private Container Programs, certain container owners may terminate the Agreement if stipulated performance thresholds are not achieved by the Group (see Note 17). The Group believes that early termination is unlikely in normal circumstances.
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
d)  Equipment trading revenue and expenses
      Equipment trading revenue represents revenue earned from the sale of equipment to third parties. Equipment trading expenses are the costs of the equipment sold. In such transactions, the Group enters into agreements to supply equipment to third party buyers. Simultaneously, the Group enters into separate agreements with container manufacturers for the acquisition of the equipment. The Group acts as principal in such transactions and accordingly the revenue and expenses are reported gross. This equipment does not enter the Cronos fleet of managed containers unless the third party buyer defaults on the agreement. Equipment trading revenue and expenses are recognized when the contracted parties meet the terms of their respective contractual agreements.
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
      Acquisition fees represent amounts paid by the Managed Container Programs when the Group enters into Agreements and begins to manage new container equipment on their behalf. Such fees are generally non-refundable and are deferred and recognized as income on a straight-line basis over the term of the Agreements. Licence fees and fees earned in connection with equipment consultancy and design services are recognized on the accrual basis based on the terms of the contractual agreements.
f)  Income taxes
      Income taxes are accounted for in accordance with SFAS No. 109 — “Accounting for Income Taxes”. Deferred income taxes have been provided for the tax effects of temporary differences between financial reporting and tax bases of assets and liabilities, using enacted tax rates in effect in the years in which the differences are expected to reverse. The effect of a change in tax laws or rates on the deferred tax liabilities and assets is recognized when the change in the tax laws or rates are enacted, and the effect is included in income from continuing operations for the period that includes the enactment date. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

THE CRONOS GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands, except per share amounts)
g)  Net income per common share
      Net income per share data has been calculated in accordance with SFAS No. 128 — “Earnings per Share”.
      Basic net income per common share is computed by dividing the net income applicable to common shareholders by the weighted average number of common shares outstanding during each period presented. Diluted net earnings per common share is determined using the weighted average number of common shares outstanding during each period presented, adjusted for the dilutive effect of common stock equivalents, consisting of shares that may be issued upon exercise of common stock options or stock based equivalents.
      The components of basic and diluted net income per share were as follows:

	2005	2004	2003

Net income available for common shareholders	$7,802	$8,865	$4,190

Weighted average outstanding shares of common stock	7,358,950	7,260,852	7,321,908
Dilutive effect of:
- 1998 stock option	187,183	113,627	75,000
- warrants	—	74,757	50,000
- 1999 stock option plan	262,772	137,105	—
- non employee directors’ equity plan	134,528	163,365	154,746
- 2005 equity incentive plan	18,500	—	—

Common shares and common share equivalents	7,961,933	7,749,706	7,601,654

Basic net income per share	$1.06	$1.22	$0.57

Diluted net income per share	$0.98	$1.14	$0.55

      For the years ended December 31, 2005 and 2004, all of the common stock equivalents were included in the computation of diluted net income per share as the average market price of Cronos’ common shares exceeded the exercise price of each stock plan. During the year ended December 31, 2003, options to acquire 500,000 shares were outstanding with a weighted average exercise price of $5.11, but were not included in the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common shares.
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

THE CRONOS GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands, except per share amounts)
j)  New container equipment for resale
      New container equipment for resale represents new containers purchased by the Group with the intention to resell to either Managed Container Progams or customers contracting with the Group under equipment trading transactions. All such equipment is stated at the lower of original unit cost or net realizable value.
      In certain instances, rental income may be earned on new container equipment for resale and is included within gross lease revenue. Containers not sold within six months from the date of purchase are transferred to the Group’s container equipment. Depreciation is then calculated from the original date of acquisition. The amount of depreciation which would have been provided on new container equipment for resale, had it been transferred to long-term ownership at the balance sheet date, and the amount of rental income earned on new equipment are not material to the Company’s operations.
k)  Investments
      Investments are accounted for using the equity method and take two main forms:
      Under the first form, investments comprise the Group’s general and limited partner interests in the US Limited Partnership Programs, in which a subsidiary, Cronos Capital Corp., acts as a general partner.
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
m) Container equipment
      Container equipment is carried at cost, adjusted for impairment, if appropriate, less accumulated depreciation. Containers, both owned by the Group and acquired under capital leases are depreciated on a straight-line basis as follows:

•	Refrigerated container equipment — over 12 years to a residual value of 15%

•	Tanks, rolltrailers and flat racks — over 20 years to a residual value of 10%

•	Dry cargo and all remaining container equipment — over 15 years to a residual value of 10%
      On October 1, 2005, the Group changed the straight line depreciation basis for tanks, rolltrailers and flat racks from a useful life of 15 years with a 10% residual value to a useful life of 20 years with a residual value of 10%. The change was implemented in response to research that was conducted by the Group and which supported the change by providing additional information about the estimated future useful lives and future benefits of the assets. As a result of the change, net income for the three month period ended December 31, 2005 increased by approximately $131 and each of basic net income and diluted net income increased by $0.02 per share.

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
o)  Restricted cash
      Restricted cash consists of cash placed on deposit to support letters of credit and a balance held on deposit under the terms a loan facility that would be utilized in the event that adequate funds were not available to meet the scheduled debt service payments.
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
r)  Stock-based compensation
      The Group has adopted disclosure requirements under SFAS No. 123 — “Stock-Based Compensation” (“SFAS 123”) and SFAS No. 148 — “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”), but continues to account for stock-based compensation under Accounting Principles Board Opinion No. 25 — “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, compensation expense is measured as the amount by which the quoted market price of the stock at the date of the grant or award exceeds the exercise price, if any, to be paid by an employee and is recognized as expense over the period in which the related services were performed.
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

	2005	2004	2003

Net income:
- as reported	$7,802	$8,865	$4,190
- add stock-based employee compensation included in reported net income, net of related tax effects	—	3	12
- deduct stock-based compensation expense computed in accordance with SFAS 123, net of related tax effects	—	(21)	(106)

- pro forma	$7,802	$8,847	$4,096

Basic net income per share:
- as reported	$1.06	$1.22	$0.57
- pro forma	$1.06	$1.22	$0.56
Diluted net income per share:
- as reported	$0.98	$1.14	$0.55
- pro forma	$0.98	$1.14	$0.54
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
      SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and Emerging Issues Task Force (“EITF”) Issue No. 96-18 — “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. This Statement does not address the accounting for employee share ownership plans, which are subject to American Institute of Certified Public Accountants Statement of Position 93-6 — “Employers’ Accounting for Employee Stock Ownership Plans”. In April 2005, the effective date for compliance with SFAS 123R was revised to the first fiscal period beginning after December 15, 2005. Management does not expect the adoption of SFAS 123R to have a significant impact on the financial position, results of operations or cash flows of the Group.
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
      In June 2005, FASB ratified the consensus reached in the Emerging Issues Task Force Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”). EITF 04-5 provides a framework for determining whether a general partner controls and should consolidate a limited partnership or a similar entity in light of certain rights held by the limited partners. The consensus also provides additional guidance on substantive rights. EITF 04-5 must be applied no latter than the beginning of the first quarter of 2006, based on limited partnership agreements in place at the time of adoption. Management does not expect the adoption of EITF 04-5 to have a significant impact on the financial position, results of operations or cash flows of the Group.
2   Selling, general & administrative expenses
      Selling, general and administrative expenses for the twelve months to December 31, 2005, included charges totalling $1,666 in respect of one-off termination benefits relating to involuntary employee terminations pursuant to reorganizations of the Cronos marketing and operations structures. Management committed to the plans and communicated the plans to the employees during 2005. The Group made total payments of

THE CRONOS GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands, except per share amounts)
$406 during 2005 leaving a balance payable of $1,260 at December 31, 2005. The termination charges did not form part of the calculation of segment profit for any of the reportable segments.
3   Operating segment data
      The Group’s fundamental business activity is the leasing of containers to ocean carriers. The Group’s fleet of containers are either owned by the Group itself, or managed on behalf of US Limited Partnership Programs, the Joint Venture Program or Private Container Programs (see Note 1a). As such, the Group considers that its fundamental business equates to one industry segment, comprising four reportable segments which are structured according to the different forms of funding entered into for its container fleet acquisitions. The Group’s operating performance is reviewed and managed with respect to these reportable segments which represent the different levels of profitability and risk to the Group.
      Owned containers are financed by the Group’s own capital resources, debt facilities and capital leases, and include new container equipment for resale. See Notes 1 and 10 for additional Managed Container Program related disclosures.
      All revenues and expenses that are specifically identifiable to the containers within each reportable segment have been allocated to that segment and individual product revenues have been aggregated within the reportable segments. Prior to December 2004, the US Limited Partnership Programs segment and the Joint Venture Program segment were combined in a single reportable segment, Container Equity Programs, in accordance with the aggregation criteria of SFAS No. 131 — “Disclosure about Segments of an Enterprise and Related Information” (“SFAS 131”). At December 31, 2004, the Joint Venture Program exceeded the 10% revenue threshold of SFAS 131 and accordingly was reported as a separate segment. Corresponding items of segment information were restated for prior years.
      No single customer accounted for 10% or more of total revenues in the years ended December 31, 2005, 2004 and 2003.
      The Group does not manage income taxes by reference to its reportable segments and thus the Group evaluates segment performance based on income before income taxes and equity in earnings of affiliate.

THE CRONOS GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands, except per share amounts)
      Segment information is provided in the tables below:

	US
	Limited	Joint	Private
	Partnership	Venture	Container	Owned
	Programs	Program	Programs	Containers	Total

Year ended December 31, 2005
Items directly attributable to segments:
- gross lease revenue	$23,512	$30,637	$47,368	$37,507	$139,024
- direct operating expenses	(3,587)	(2,119)	(7,250)	(5,135)	(18,091)

net lease revenue	19,925	28,518	40,118	32,372	120,933
- direct financing lease income	—	—	—	1,757	1,757
- payments to Managed Container Programs	(14,801)	(26,025)	(36,177)	—	(77,003)
- container depreciation	—	—	—	(14,890)	(14,890)
- container interest expense	—	—	—	(6,266)	(6,266)

Segment profit	$5,124	$2,493	$3,941	$12,973	$24,531

Total assets	$7,772	$43,041	$12,504	$208,415	$271,732

Expenditure for segment assets	$74	$11,172	$150	$69,385	$80,781

	US Limited	Joint	Private
	Partnerships	Venture	Container	Owned
	Programs	Program	Programs	Containers	Total

Year ended December 31, 2004
Items directly attributable to segments:
- gross lease revenue	$26,671	$16,349	$47,442	$41,634	$132,096
- direct operating expenses	(5,012)	(1,058)	(8,359)	(6,134)	(20,563)

net lease revenue	21,659	15,291	39,083	35,500	111,533
- direct financing lease income	—	—	—	1,547	1,547
- payments to Managed Container Programs	(17,675)	(13,963)	(36,323)	—	(67,961)
- container depreciation	—	—	—	(17,716)	(17,716)
- container interest expense	—	—	—	(5,076)	(5,076)

Segment profit	$3,984	$1,328	$2,760	$14,255	$22,327

Total assets	$8,542	$21,117	$11,519	$230,571	$271,749

Expenditure for segment assets	$120	$3,686	$219	$46,648	$50,673

THE CRONOS GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands, except per share amounts)

	US
	Limited	Joint	Private
	Partnership	Venture	Container	Owned
	Programs	Program	Programs	Containers	Total

Year ended December 31, 2003
Items directly attributable to segments:
- gross lease revenue	$26,558	$8,630	$44,901	$37,412	$117,501
- direct operating expenses	(7,162)	(753)	(10,704)	(6,889)	(25,508)

net lease revenue	19,396	7,877	34,197	30,523	91,993
- direct financing lease income	—	—	—	1,510	1,510
- payments to Managed Container Programs	(15,969)	(7,190)	(32,571)	—	(55,730)
- container depreciation	—	—	—	(17,282)	(17,282)
- container interest expense	—	—	—	(5,665)	(5,665)

Segment profit	$3,427	$687	$1,626	$9,086	$14,826

Total assets	$8,838	$12,830	$11,096	$205,273	$238,037

Expenditure for segment assets	$73	$3,573	$124	$18,880	$22,650

Reconciliation of total segment profit to income before income taxes and equity in earnings of affiliate:

	2005	2004	2003

Segment profit	$24,531	$22,327	$14,826
Equipment trading revenue	2,210	4,698	4,991
Unallocated commissions, fees and other operating income	3,622	2,047	2,131
Interest income	344	120	130
Equipment trading expenses	(1,978)	(4,018)	(4,600)
Amortization of intangible assets	(188)	(188)	(188)
Non container depreciation	(251)	(277)	(213)
Selling, general and administrative expenses	(21,909)	(18,834)	(15,791)
Gain on settlement of litigation	1,333	—	—
Recovery of amount payable to Managed Container Program	703	—	—
Recovery of related party loan note	—	1,280	—
Provision against legal claims	(4,100)	—	—
Non container interest credit/(expense)	80	(102)	(89)

Income before income taxes and equity in earnings of affiliate	$4,397	$7,053	$1,197

THE CRONOS GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands, except per share amounts)
Reconciliation to total revenues:

	2005	2004	2003

Revenues directly attributable to segments:
- gross lease revenue	$139,024	$132,096	$117,501
- direct financing lease income	1,757	1,547	1,510

	140,781	133,643	119,011
Other revenues:
- equipment trading revenue	2,210	4,698	4,991
- unallocated commissions, fees and other operating income	3,622	2,047	2,131
- interest income	344	120	130
Gain on settlement of litigation	1,333	—	—

Total revenues	$148,290	$140,508	$126,263

      For the three years ended December 31, 2005, 2004 and 2003, the Group recorded equity in the earnings of the Joint Venture Program of $4,269, $2,883 and $1,499, respectively. The segment assets of the Joint Venture Program included the equity method investment of the Group of $31,341, $15,339 and $8,570 at December 31, 2005, 2004 and 2003, respectively.
      Each reportable segment derives its revenues from leasing different types of container equipment to ocean carriers. Total revenues for these different types of equipment were:

	2005	2004	2003

Dry cargo containers	$94,638	$91,511	$80,773
Specialized containers:
- refrigerated containers	19,890	20,613	20,829
- tank containers	10,188	8,295	6,713
- dry freight specials	14,308	11,677	9,186

Gross lease revenue	$139,024	$132,096	$117,501

      Lease revenue is deemed to be earned based on the physical location of the containers while on lease. Almost all of the Group’s lease revenue is earned on containers used by its customers in global trade routes. Accordingly, the Group believes that it does not possess discernible geographic reporting segments as defined in SFAS 131. However, based on the address of each of its customers, the Group estimates that gross lease revenues for the years ending December 31, 2005, 2004 and 2003, respectively, have been generated by customers located in the following regions:

	2005	2004	2003

Europe	42%	44%	43%
Australasia	37%	33%	36%
Other	21%	23%	21%

Total	100%	100%	100%

      The Company does not generate material revenue from external customers in its country of domicile, Luxembourg.

THE CRONOS GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands, except per share amounts)

4	Items affecting fourth quarter results
      In the fourth quarter of 2005 the selling, general and administrative expenses included charges totaling $465 in respect of one-off termination benefits relating to involuntary employee terminations pursuant to reorganizations of the Cronos marketing and operations structures. There were no such charges in the fourth quarters of 2004 or 2003.
      At the beginning of the fourth quarter, the Group changed the straight line depreciation basis for tanks, rolltrailers and flat racks from a useful life of 15 years with a 10% residual value to a useful life of 20 years with a residual value of 10%. As a result of the change, net income increased by approximately $131 for the quarter.
      In the fourth quarter of 2005, a provision of $4,100 was recorded in respect of legal claims that have been made against the Group. See Note 17 for the detailed disclosure relating to this item.
      In the fourth quarter of 2005 the Group reversed a provision of $422 that had been previously recorded as a potential deferred income tax liability on unremitted retained earnings of certain subsidiaries. See Note 5 for the detailed disclosure relating to this item.

5	Income taxes
      Income before income taxes and equity in earnings in affiliate comprises:

	2005	2004	2003

US	$1,159	$(1,437)	$(2,416)
Non US	3,238	8,490	3,613

	$4,397	$7,053	$1,197

      The provision (benefit) for income taxes comprises:

	2005	2004	2003

Current taxes:
US Federal	$9	$11	$(5)
US State	5	(15)	93
Non US	968	706	760

	982	702	848

Deferred taxes:
US Federal	(86)	(25)	46
US State	96	51	(41)
Non US	(128)	343	(2,347)

	(118)	369	(2,342)

Total provision (benefit) for income taxes	$864	$1,071	$(1,494)

      The Group has measured the differences between the provision (benefit) for taxes that would be computed at the US statutory rate and the actual tax provision (benefit). The Company is based in Luxembourg and is therefore not subject to income tax. However, the Group has used the US statutory rate to

THE CRONOS GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands, except per share amounts)
measure these differences due to the fact that it files annual financial statements as a US filer with the Securities and Exchange Commission.

	2005	2004	2003

Tax at US federal rate of 34%	$1,495	$2,398	$406
Difference between US statutory rate and other taxed jurisdictions	334	467	(3,296)
US state taxes (net of federal tax benefit)	100	37	52
Effect of non-taxed income at US federal rate of 34%	(603)	(2,305)	482
Valuation allowance	(551)	547	983
Other	89	(73)	(121)

Actual tax provision (benefit)	$864	$1,071	$(1,494)

      Temporary differences giving rise to the net deferred income tax liability as of the balance sheet date were:

	2005	2004

Assets
Acquisition fees	$533	$591
Losses carried forward	1,278	1,661
Partnership income taxable in different periods for book and tax purposes	1,038	789
Disallowed interest expense carried forward	1,234	1,230
Alternative minimum tax credit	22	5
Other	877	343
Valuation allowance	(3,475)	(4,026)

Total deferred income tax assets	1,507	593

Liabilities
Depreciation	4,472	3,254
Unremitted retained earnings of subsidiaries	—	422

Total deferred income tax liabilities	4,472	3,676

Net deferred income tax liabilities	$2,965	$3,083

      Tax losses have arisen in certain US entities. As of December 31, 2005, the deferred tax asset associated with these losses carried forward will expire as follows:

2006	$76
2007	—
2008	22
2009	18
2010	—
2011 and thereafter	834

Total	$950

THE CRONOS GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands, except per share amounts)
      At December 31, 2005, the Group had net operating loss carryforwards available of approximately $2,098, $2,630 and $1,151 for federal, state and foreign income taxes, respectively, to offset future income tax liabilities. The expected tax effect of these losses is reflected as a deferred tax asset. A valuation allowance has been established in the US subsidiaries since the realization of tax benefits of net operating loss carryforwards is not more likely than not. The amount of the valuation allowance is reviewed on a quarterly basis.
      The Group has previously recorded a provision for potential taxation on the unremitted retained earnings of certain subsidiaries. Management considered the Group’s remittance intentions in arriving at the provision. The provision primarily related to the potential withholding taxes applicable to the remittance of retained earnings between a European based subsidiary and its European parent company. In December 2005, the status of the parent company changed. As a result of this change, the European Union (“EU”) Parent/ Subsidiary Directive will apply to future remittances between the subsidiary and its parent. This directive applies a zero tax rate to distributions from subsidiaries resident within the EU to parent companies also resident in the EU. Accordingly, in December 2005, the Group reversed the related $422 deferred tax liability.
      The Group will continue to monitor potential deferred income tax liabilities on the unremitted retained earnings of subsidiaries.

6	Amounts due from lessees

a) Group as lessor
      The Group earns rental income from leasing containers to ocean carriers under operating leases. The containers are either owned by the Group or by Managed Container Programs (see Note 1) and the rental income is included in gross lease revenue in the statements of income. The cost and net book value of Group container equipment is detailed in Note 11.
      Contingent master lease rentals approximated $73,459, $78,795, and $73,000 of gross lease revenue, respectively, in the years ended December 31, 2005, 2004 and 2003, respectively.
      As of December 31, 2005, the minimum lease rentals receivable in future years under non-cancelable term operating leases were:

2006	$50,793
2007	40,181
2008	31,203
2009	19,406
2010	7,436
2011 and thereafter	3,785

Total	$152,804

      Rental income from leasing containers owned by Managed Container Programs to ocean carriers was $101,517, $90,462 and $80,089 for the years ended December 31, 2005, 2004 and 2003, respectively (see Note 3).
      The Group previously also leased office space and earned revenue of nil, nil and $98 for the years ended December 31, 2005, 2004 and 2003, respectively.

THE CRONOS GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands, except per share amounts)
b)  Allowance for doubtful accounts
      The activity in the allowance for doubtful accounts was:

	2005	2004	2003

Beginning of year	$2,246	$2,296	$2,063
Provision for doubtful accounts	1,284	1,251	1,077
Write-offs, net of recoveries	(166)	(1,301)	(844)

End of year	$3,364	$2,246	$2,296

7	Net investment in direct financing leases
      The Group, as lessor, has entered into leases that qualify as direct financing leases. The minimum future lease rentals under these direct financing leases are due as follows:

	Net lease	Unearned	Minimum future
	receivables	lease income	lease rentals

December 31, 2005:
- 2006	4,162	1,409	5,571
- 2007	3,071	903	3,974
- 2008	2,735	483	3,218
- 2009	1,872	194	2,066
- 2010	838	28	866

Total	$12,678	$3,017	$15,695

8	New container equipment for resale
      Activity during the year in new container equipment for resale was:

	2005	2004	2003

Beginning of year	$17,116	$10,816	$2,570
Container purchases	107,587	89,618	47,054
Container disposals:
- sold to US Limited Partnership Programs	(3,594)	(3,239)	—
- sold to the Joint Venture Program	(64,146)	(61,698)	(37,751)
- sold to Private Container Programs	(17,015)	(14,890)	—
- sold to other parties	(1,034)	(3,413)	(1,057)
Transferred to long-term ownership of container equipment	(772)	(78)	—

End of year	$38,142	$17,116	$10,816

      The Group purchases containers for resale to Managed Container Programs. These transactions are entered into on normal commercial terms. All container equipment held for resale is held at the lower of cost and net realisable value.

THE CRONOS GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands, except per share amounts)

9	Consolidation of variable interest entity
      In December 2003, the Group adopted FIN 46R and determined that it was the primary beneficiary of a variable interest entity (“VIE”) in which it held a 0.01% share, and accordingly the VIE was consolidated into the Group’s consolidated financial statements. The VIE was established as a container purchase company in 1996 and acquired $49,700 of containers from Cronos in a series of transactions in prior years. The variable interests of the Group in the entity were comprised of a management fee, that Cronos earned in return for managing the containers of the entity, a non-interest bearing loan note and an option to acquire 75% of the container owning company, the exercise of which was subject to the repayment of certain of the indebtedness of the VIE.
      At December 31, 2004, the VIE held cash balances of $1,531, restricted cash of $500, container assets of $21,901 (stated at net book value) and debt facilities of $20,880. In addition, the VIE held total amounts payable to Cronos subsidiaries of $13,439 that were subordinate to the repayment of the VIE debt.
      In February 2005, the Group acquired 100% ownership of the VIE. The debt held by the variable interest entity was restructured on the same date. In connection with this restructuring, the Group issued a guarantee for $10,000 of the outstanding debt and the lender cancelled an option to acquire 25% of the variable interest entity. In addition, 200,000 warrants to purchase 200,000 common shares of the Company were cancelled effective February 4, 2005. The outstanding debt was repaid in full on August 1, 2005.

10	Investments in related parties

	2005	2004

Investment in Joint Venture Program	$31,341	$15,339
Other investments	17	25

Investment in unconsolidated affiliates	$31,358	$15,364

      Investments take two primary forms:
      Under the first form, the investments comprise the Group’s equity interests as a general partner in six US Limited Partnership Programs. In accordance with FIN 46R, the Company has determined that the six Limited Partnerships qualify as variable interest entities. In each case, the Company has concluded that neither the Company, nor any of its subsidiaries, is the primary beneficiary of any US Limited Partnership Program.
      The partnerships are all California limited partnerships managed by Cronos Capital Corp., a subsidiary of the Company. Since 1979, sixteen public limited partnerships and one private limited partnership have raised over $485,000 from over 37,500 investors. Eleven of the original seventeen partnerships have now been dissolved.
      These general partner investments are accounted for using the equity method. In the case of each program, the investment from the Group comprises a nominal general partner capital contribution of $1, representing total Cronos contributions of $6. Earnings in respect of the equity in the interests in the US Limited Partnership Programs attributable to the $1 general partner capital contribution were immaterial in the years ended December 31, 2005, 2004 and 2003, respectively, and were reported as a component of “Payments to Managed Container Programs” rather than “Equity in earnings of unconsolidated affiliates” due to their immateriality.
      The objectives of the partnership are to invest in marine cargo containers to generate continuing income for distribution to the limited partners, and to realise the residual value of the container equipment at the end

THE CRONOS GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands, except per share amounts)
of its useful economic life or upon the dissolution of the individual partnerships. At December 31, 2005 and 2004, respectively, the US Limited Partnership Programs had total assets of $84,303 and $107,298, and total liabilities of $3,160 and $3,311. For the years ended December 31, 2005 and 2004, the US Limited Partnerships reported total revenues of $25,590 and $24,926, and net income of $5,661 and $198. The general partner is indemnified by the partnerships for any liabilities suffered by it arising out of its activities as general partner, except in the case of misconduct or negligence. As a limited liability partnership, the limited partners may not be assessed for additional capital contributions and it is possible that the general partner could be liable if the assets of the partnerships are not sufficient to pay their liabilities. However, the Group considers that the risk of any such loss is not material. Therefore, the maximum exposure for Cronos to losses as a result of its involvement with the US Limited Partnership Programs at December 31, 2005, and December 31, 2004, was $2,847 and $3,114, respectively, representing the total amount due for management fees and other items from the partnerships.
      At December 31, 2005, the Group had investments in the following US Limited Partnership Programs:

% Investment
US Limited Partnership Program	holding

IEA Income Fund XI, L.P.	0.003%
IEA Income Fund XII, L.P.	0.001%
Cronos Global Income Fund XIV, L.P.	0.002%
Cronos Global Income Fund XV, L.P.	0.001%
Cronos Global Income Fund XVI, L.P.	0.003%
Cronos Containers Partners I, L.P.	0.001%
      Under the second form, the Group has a 50% equity investment in an entity known as the Joint Venture Program, or CF Leasing Limited. The Joint Venture Program is a container purchase entity that was established in 2002 to acquire and lease marine cargo containers to third parties. It is a bankruptcy-remote, special purpose entity organized under the laws of Bermuda. It’s objective is to generate income for distribution to the equity holders or for reinvestment in additional equipment and to realise the residual value of the container equipment at the end of its useful economic life. The Joint Venture Program is accounted for using the equity method. The Group has determined that the Joint Venture Program is not a variable interest entity as defined by FIN 46R. At December 31, 2005 and 2004 respectively, the Joint Venture Program had total assets of $259,241 and $130,545, and total liabilities of $196,557 and $99,865. For the years ended December 31, 2005 and 2004, the Joint Venture Program reported total revenues of $28,869 and $15,602, and net income of $8,555 and $5,766. At December 31, 2005 and 2004, respectively, the carrying value of the Group’s investment in the Joint Venture Program approximated its underlying equity in the net assets of the program. The maximum exposure of Cronos to losses as a result of its involvement with the Joint Venture Program at December 31, 2005 and 2004, was $31,660 and $15,505, respectively, representing the total of its equity investment in the Joint Venture Program and the management fees due to Cronos from the program. At December 31, 2005 and 2004, the retained earnings of the Group represented by unremitted retained earnings of the Joint Venture Program were $9,595 and $4,668, respectively.

THE CRONOS GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands, except per share amounts)
      The activity in the investment in unconsolidated affiliates was:

	2005	2004

Beginning of year	$15,364	$8,570
Investment in joint ventures	11,075	3,600
Equity in earnings of affiliates	4,269	2,883
Change in fair value of interest rate swap agreements	650	311

End of year	$31,358	$15,364

11 Container and other equipment
      The activity in container equipment for the years ended December 31, 2005 and 2004, was:

Cost
Balance, December 31, 2003	$270,970
Additions	46,388
Disposals	(22,783)

Balance, December 31, 2004	294,575
Additions	64,457
Disposals	(161,551)

Balance, December 31, 2005	$197,481

Accumulated depreciation
Balance, December 31, 2003	$115,466
Depreciation expense	17,716
Disposals	(5,191)

Balance, December 31, 2004	$127,991
Depreciation expense	14,890
Disposals	(67,388)

Balance, December 31, 2005	$75,493

Book value
December 31, 2005	$121,988

December 31, 2004	$166,584

      Container depreciation expense in 2003 was $17,282.
      The Group recorded depreciation expense for other equipment of $251, $277 and $213 for the years ended December 31, 2005, 2004 and 2003, respectively.

THE CRONOS GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands, except per share amounts)
12 Goodwill and intangible assets
      The activity in the goodwill and intangible assets was:

	Goodwill	Patents	Total

Cost
Balance, December 31, 2003	$16,231	$2,096	$18,327
Additions	—	—	—

Balance, December 31, 2004	16,231	2,096	18,327
Additions	—	—	—

Balance, December 31, 2005	$16,231	$2,096	$18,327

Accumulated amortization
Balance, December 31, 2003	$5,193	$1,375	$6,568
Amortization expense	—	188	188

Balance, December 31, 2004	5,193	1,563	6,756
Amortization expense	—	188	188

Balance, December 31, 2005	$5,193	$1,751	$6,944

Book value
December 31, 2005	$11,038	$345	$11,383

December 31, 2004	$11,038	$533	$11,571

      The amortization expense in 2003 was $188.
i.   Goodwill
      Goodwill arose on the acquisition in 1990 of Intermodal Equipment Associates and the acquisition in 1996 of Intermodal Management AB.
      SFAS 142 addresses the initial recognition and measurement of intangible assets acquired in a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition.
      SFAS 142 provides that goodwill and intangible assets with indefinite lives will not be amortized, but will be tested annually for impairment. Cronos conducts its impairment test in December of each year, and in December 2005 concluded that the carrying value of goodwill was not impaired.
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
      At December 31, 2004, goodwill was assigned $400, $2,000, $2,400 and $2,409 to the US Limited Partnerships, Joint Venture Program, Private Container Programs and Owned Containers reportable segments, respectively. This allocation remained unchanged in 2005.

THE CRONOS GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands, except per share amounts)
      The goodwill relating to the acquisition of Intermodal Management AB, with a book value of $3,829 at December 31, 2005, has been allocated to the Owned Containers reportable segment.
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
      In accordance with SFAS 142, patents are amortized on a straight-line basis over their estimated useful life to a residual value of nil in 2007. The estimated aggregate amortization expense for future periods is as follows:

2006	188
2007	157

Total	$345

13  Hedging transactions and derivative financial instruments
      The purpose of Cronos’ foreign currency hedging activities is to reduce the risk that sales transactions that are denominated in non US dollar currencies will be affected by adverse exchange rate movements between the US dollar and the sales transaction currency. During 2003, Cronos entered into foreign currency forward contracts to reduce exposure to exchange rate risks associated with a Euro denominated sales agreement. Each forward contract was designated a fully effective cash flow hedge as the critical terms of each contract matched those of the hedged item. The changes in the fair value of the hedges were reported as a component of other comprehensive income and were reclassified into earnings as equipment trading revenue on the contracted performance dates of the sales agreement. The estimate of fair value was based on the estimated replacement cost of each hedge. The final forward contract expired in June 2004. For the year ended December 31, 2004, $325 was reclassified from other comprehensive income to equipment trading revenue on the contracted sales agreement performance dates. The Group did not enter into any foreign currency forward contracts in 2005.
      Cronos does not enter into derivative financial instruments for trading purposes.
14  Other assets
      Other assets include the following items:

	2005	2004

Unamortized loan origination fees	$1,276	$1,480
Prepaid expenses	834	827
Deposits for leasehold properties and other items	286	254
Amounts receivable under equipment trading transactions	78	364
Sales tax receivables	77	267
Other	542	707

Total	$3,093	$3,899

THE CRONOS GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands, except per share amounts)
15  Debt and lease obligations
      As of December 31, 2005, the Group had $102,621 of term facilities (including capital lease financing) under which $87,780 was outstanding and $2,018 of credit facilities under which $88 was outstanding. The unused portion of the term facilities is available to fund the acquisition of container equipment and may require a cash contribution from the Group of up to 25% of the cost of the new containers. Fixed and floating interest rates under these facilities ranged from 4.0% to 6.8% at December 31, 2005. The terms of these facilities extend to various dates through 2015. The rate of interest for the majority of floating rate facilities is based on either a one or three month London Inter-Bank Offered Rate (“Libor”) plus a margin. The size of the margin is dependent on the financial institution and the nature, size and term of the facility.
      All of the debt and capital lease facilities involve agreements between subsidiaries of the Company and financial institutions. At December 31, 2005, the fair value of the facilities exceeded the carrying value by $97. The estimate of fair value was based on borrowing rates currently available to the Group for debt with similar terms and average maturities. The Company has provided parent company guarantees against all of the outstanding debt and capital lease facilities at December 31, 2005. The guarantees provide that, in the event of a default by the subsidiary, the Company will pay all amounts due under the agreements as they fall due. The guarantees will expire on various dates through 2015. Based on December 31, 2005 interest rates, the maximum potential amount of future payments for the guaranteed debt and capital lease facilities is $105,305. The debt and capital lease facilities are secured by container equipment. At December 31, 2005 and 2004, the cost of the collateralised equipment was $166,544 and $277,049, respectively. The Group receives free and clear title to the collateralised container equipment once all payments due under a facility have been made. In the event that the Group cannot make the guaranteed payments, the financial institutions are entitled to recover the collateralised equipment and either use the related cash flows or sell the equipment and take the sales proceeds to discharge outstanding obligations of the Company. The Company considers that the cash flows and/ or sales proceeds generated by the collateralised equipment would be sufficient to cover outstanding obligations.
      Debt and capital lease obligations are comprised of:

			Interest rate % at
	2005	2004	December 2005/2004

Debt:
– floating rate	$54,065	$97,883	5.3 – 6.5 / 3.4 – 5.1
– fixed rate	4,702	—	6.8 / –
Obligations under capital leases:
– floating rate	26,300	26,130	4.0 – 6.4 / 3.7 – 5.1
– fixed rate	2,713	3,940	6.4 / 6.2 – 6.4

Total	$87,780	$127,953

a)   Debt
      Bank loans, the majority of which have floating interest rates, have instalments payable through 2015. The weighted average interest rates for the years ended December 31, 2005, 2004 and 2003, were 6.2%, 4.5% and 4.7%, respectively.
      In September 2004, the Group negotiated an extension to a $70,000 revolving line of credit by an additional year and agreed to repay the balance outstanding under the revolving line of credit, as of September 23, 2005, over five years. In August 2005, the Group reduced the facility to $45,000 and extended

THE CRONOS GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands, except per share amounts)
the revolving credit period until July 2007 and unless extended on that date, agreed to repay the balance outstanding over three years.
      The primary facilities include financial covenants that are tested on a quarterly basis and measure minimum tangible net worth, the maximum level of debt and capital lease obligations to tangible net worth and interest expense coverage. At December 31, 2005, the Group was in compliance with each covenant. The breach of a covenant constitutes an event of default.
      As of December 31, 2005, the annual maturities of debt were:

2006	$5,790
2007	10,446
2008	10,343
2009	10,870
2010	14,633
2011 and thereafter	6,685

Total	$58,767

b)  Capital lease obligations
      The cost and net book value of assets acquired through capital leases were $46,306 and $35,290, respectively, at December 31, 2005 ($42,776 and $33,563, respectively, at December 31, 2004). In addition, the net investment in direct financing lease equipment acquired through capital leases was $3,147 and $3,376 at December 31, 2005 and 2004, respectively.
      As of December 31, 2005, the minimum lease payments under capital leases were:

	Principal	Interest	Total

2006	$5,979	$1,465	$7,444
2007	6,431	1,113	7,544
2008	4,285	807	5,092
2009	4,224	566	4,790
2010	2,745	371	3,116
2011 and thereafter	5,349	367	5,716

Total	$29,013	$4,689	$33,702

      At December 31, 2004, the lease payments with current maturities under capital leases were $5,745.
c)  Operating leases — Group as lessee
      The total fixed operating lease rental expense for container equipment, computer equipment and office space was $4,454, $6,888 and $7,688 for the years ended December 31, 2005, 2004 and 2003, respectively.
      Certain subsidiaries of the Group have fixed operating lease agreement (the “Agreements”) for container equipment with Private Container Programs. Under these Agreements, the fixed operating lease rental expense was $3,664, $6,132 and $6,811 for the years ended December 31, 2005, 2004 and 2003, respectively. Contingent rental expense for containers was $73,339, $61,829 and $48,919 for the years ended December 31, 2005, 2004 and 2003, respectively. These amounts are shown in the statements of income as payments to Managed Container Programs and described in Note 1. The Company has provided parent company guarantees for the $11,654 of minimum future lease payments outstanding under these Agreements at

THE CRONOS GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands, except per share amounts)
December 31, 2005. The Agreements provide that, in the event of a default by the subsidiary, the Company will pay all amounts due under the Agreements as they fall due. The Agreements contain purchase options which allow the Group to acquire the containers after a period of ten years.
      As described in Note 6, the Group has entered into term operating leases with ocean carriers for equipment that is owned by the Managed Container Programs. The minimum lease rentals receivable in future years under these leases is $106,692. The amounts due to the Managed Container Programs will be calculated by deducting direct operating expenses and the income due to Cronos for managing the containers in accordance with the terms of the individual Agreements. No amount will be payable to the Managed Container Programs if the ocean carrier fails to pay the future term lease rentals to the Group.
      As of December 31, 2005, the total future minimum lease payments due, both under contingent rentals and fixed operating leases were:

		Fixed	Total
	Contingent	operating	minimum
	lease	leases	lease
	payments	payments	payments

2006	$33,501	$1,313	$34,814
2007	26,295	1,313	27,608
2008	20,251	1,313	21,564
2009	11,480	1,313	12,793
2010	2,768	6,402	9,170
2011 and thereafter	564	—	564

Total	$94,859	$11,654	$106,513

16  Deferred income and deferred acquisition fees
      Deferred income and deferred acquisition fees comprise:

	2005	2004

Advance billings	$4,363	$2,582
Deferred acquisition fees	3,321	3,343

	$7,684	$5,925

      The recognition of deferred acquisition fees is not contingent upon the performance or continuation of any of the Agreements to which they relate. On the termination of an Agreement, any deferred fees are recognized immediately. As of December 31, 2005, deferred acquisition fees are scheduled to be recognized as follows:

2006	$655
2007	548
2008	370
2009	296
2010	227
2011 and thereafter	1,225

Total	$3,321

THE CRONOS GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands, except per share amounts)
17  Commitments and contingencies
i.   Commitments
      At December 31, 2005, the Group had outstanding orders to purchase $29,429 of container equipment.
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
      At each financial statement date, the amounts due under the agreements are recorded as a liability and disclosed under amounts payable to Managed Container Programs. The amount payable at December 31, 2005, was $6,395. The terms of the guarantees generally obligate the Company to ensure payments and other obligations of the subsidiary companies are performed on a timely basis and in accordance with the terms of the agreement.
      The agreements with the Private Container Programs expire between 2006 and 2015. Should a default occur, the Company would be required to make the contracted payments on behalf of the subsidiary companies over the remaining term of the agreements or until such time as the default was remedied. Based on the $4,134 earned by the Private Container Programs for the fourth quarter of 2005, the Company estimates that the maximum amount of future payments for rentals collected after deducting direct operating expenses and the income earned for managing the containers would be $58,723. The fair value of the estimated amount of maximum future payments is $49,761.
iii.  Guarantees under fixed non-cancellable operating leases
      Certain subsidiaries of the Group have fixed operating lease agreements for container equipment with Private Container Programs. The Company has provided parent company guarantees for the $11,654 of minimum future lease payments outstanding under these agreements at December 31, 2005. The agreements provide that, in the event of a default by the subsidiary, the Company will pay all amounts due under the agreements as they fall due. The agreements contain purchase options which allow the Group to acquire the containers after a period of ten years. The future minimum annual lease payments under the non-cancellable operating leases are detailed in Note 15 — “Debt and Lease Obligations” herein.
iv.   Agreements with Private Container Programs — early termination options
      Approximately 69% (based on original equipment cost) of the agreements with Private Container Programs contain early termination options, whereby the container owner may terminate the agreement if certain performance thresholds are not achieved. At December 31, 2005, approximately 41% (based on original equipment cost) of total agreements with Private Container Programs were eligible for early termination. Cronos believes that early termination of these agreements by the Private Container Programs is unlikely.
v.   Agreements with Private Container Programs — change of control provisions
      Approximately 61% (based on original equipment cost) of the containers subject to agreements with Private Container Programs provide that a change in ownership of the Group, without the prior consent of the

THE CRONOS GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands, except per share amounts)
container owner, may constitute an event of default under the agreement. In substantially all of these agreements, the consent of the container owners may not be unreasonably withheld. In the event that consent is not obtained, the container owners may require the Group to transfer possession of 41% of the containers under management to another equipment manager. Such transfer of possession may result in the Group incurring certain costs. The remaining 20% of total agreements can elect for the Group to purchase the equipment pursuant to the terms of their respective agreements, generally at a stipulated percentage (determined by age of the equipment) of the original cost of the equipment.
vi.  Joint Venture Program — change of control provisions
      Under the operative documents governing the Joint Venture Program, certain changes in control of the Group constitute an event of default, permitting the lenders to the Joint Venture Program to accelerate repayment of the Joint Venture Program’s indebtedness. In addition, whether or not a change of control constitutes an event of default, one of the agreements governing the Joint Venture Program provides that upon a change in control of the Group, the parent of the Group’s joint venture partner (and lead lender to the Joint Venture Program) may cause the Group to purchase the container assets of the Joint Venture Program at a purchase price equal to their book value plus a premium of 10%, and to purchase all other assets of the Joint Venture Program at their book value. In addition, at the election of the parent of the Group’s joint venture partner (and lead lender), the parent may cause the Joint Venture Program to repay, in full, the Joint Ventures Program’s outstanding indebtedness.
vii. TOEMT
      Since the 1980s, the Group has managed containers for Transocean Equipment Manufacturing and Trading Limited (“TOEMT (UK)”), an English company. A separate company by the same name was registered in the Isle of Man (“TOEMT (Isle of Man)”). Both TOEMTs are in liquidation in England, represented by the same liquidator. As disclosed in Item 3 — “Legal Proceedings”, on December 13, 2004, the liquidator filed an “ordinary application” (in the nature of a complaint) in the UK High Court of Justice against the Company and two of its subsidiaries, Cronos Containers N.V. and Cronos Containers (Cayman) Limited (collectively the “Respondents”). The liquidator alleges that the Respondents knowingly were parties to the carrying-on of the business of TOEMT (UK) to defraud the creditors of TOEMT (UK) during the period 1991 through 1999. The Respondents’ application to dismiss the liquidator’s application was heard by the court on July 18-20, 2005, and October 4-10, 2005. On November 4, 2005, the court granted the Respondents’ application in part and denied the application in part. On March 10, 2006, the court of appeal granted in part and denied in part the Respondents’ application to appeal the court’s judgment. Pending resolution of the appeal, prosecution of the underlying action is stayed. The estimate of possible losses ranges from nil to $41 million, plus interest and costs. See Part I, Item 3, “Legal Proceedings”.
      TOEMT Liquidator’s Challenge to New York Judgment Deficiency. As the Group has previously reported, the Group prosecuted claims aggregating approximately $2.3 million against Stefan M. Palatin, a former chairman of the Group, in the UK courts, secured final judgments (the “UK Judgments”) against Mr. Palatin in this amount (plus interest and costs), and, on June 25, 2004, secured an order of sale from the High Court of Justice, London, England, of an estate beneficially owned by Mr. Palatin in Amersham, England (the “Amersham Estate”). One of the claims the Company prosecuted to judgment against Mr. Palatin arose from a judgment the Company’s subsidiary, Cronos Equipment (Bermuda) Limited (“CEB”), had obtained from the Massachusetts Superior Court on May 8, 2001 (the “Massachusetts Judgment”) against Mr. Palatin. Pursuant to the terms of the Massachusetts Judgment, the Massachusetts

THE CRONOS GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands, except per share amounts)
Superior Court ordered the cancellation of 1,793,798 outstanding common shares of the Company (the “Palatin Shares”) held of record by Klamath Enterprises S.A. and beneficially owned by Mr. Palatin, and the reissuance and delivery of the Palatin Shares to CEB. The Massachusetts Judgment was, in turn, obtained to satisfy a default judgment secured by CEB against Mr. Palatin on February 8, 2000 from the Supreme Court of the State of New York in the amount of $6.6 million (the “New York Judgment”). Approximately $1.6 million of the $2.3 million in claims prosecuted by the Group against Mr. Palatin in the UK courts was based upon the deficiency claimed by CEB under the New York Judgment after crediting the value of the Palatin Shares against the amounts owing CEB under the New York Judgment (the “New York Judgment Deficiency”).
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
      On February 25, 2005, the Company, Austrian investment entities collectively known as “Contrin”, and the liquidator settled their differences with respect to the allocation of the Amersham Surplus Proceeds, agreeing to an allocation of such proceeds between Contrin and the liquidator (the “February 2005 Settlement”). The agreement was subject to approval of the UK court supervising the TOEMT liquidation. Under the agreement, Contrin was allocated Amersham Surplus Proceeds in an amount sufficient to fully discharge the Company’s remaining payment obligations to Contrin under the terms of a Settlement Agreement entered into between the Company and Contrin on November 17, 2003 (the “Settlement Agreement”). The Group reported the settlement in its 8-K report of November 17, 2003. On April 11, 2005, the court entered its order approving the February 2005 Settlement. Accordingly, the Company’s financial obligations to Contrin under the Settlement Agreement have been fully discharged.
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

THE CRONOS GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands, except per share amounts)
viii. Provision for legal claims
      As discussed in Item 3 — “Legal Proceedings”, the liquidator acting on behalf of the two TOEMT companies has made a number of claims against Cronos. The Group understands that the liquidator has acknowledged the claims of only one creditor (“MKB”) of the two TOEMT companies. MKB bases its claim against TOEMT on one or more loan notes (the “Loan Notes”) purportedly issued by the TOEMT companies. In December 2005, the Group entered into an agreement (the “Agreement”) with an independent third-party (the “Third-Party”) under which it contracted to pay a maximum amount of $4,000 (inclusive of related transaction costs) to the Third-Party to acquire the Loan Notes, in the event that the Third-Party were to purchase the Loan Notes from MKB. The Group directed its bank to issue an irrevocable standby letter of credit in the amount of $3,950 with an expiry date of March 15, 2006, (subsequently extended to March 31, 2006) in favor of the Third-Party and placed $3,950 on deposit with the bank as security for the letter of credit. The expiry date under the Agreement was March 1, 2006 (subsequently extended to March 31, 2006). In February 2006, the Third-Party advised the Group that MKB was prepared to enter into an agreement to sell the Loan Notes to the Third-Party. On March 21, 2006, the Group acquired the Loan Notes for an amount of $3,560 (inclusive of related transaction costs) and the issuance of a guarantee by the Group, for a maximum amount of $435, under which the Group would be required to make a payment of up to $435 in the event that MKB suffers a loss as a result of claims made by the liquidator of the two TOEMTs against MKB.
      On March 21, 2006, the Group also acquired the claims of a potential creditor (the “Contrin Creditors”) for an amount of $95. The Group understands that the Contrin Creditors had their initial claims rejected by the liquidator in September 2005 but were allowed to submit reformulated claims in December 2005.
      With the purchase of the claims of the only known creditors of both TOEMTs, the Group intends to pursue an end to the litigation brought by the TOEMT liquidator against the Respondents. The timing of the termination of the liquidation and the winding-up of the two TOEMTs will depend upon the cooperation of the liquidator. Accordingly, the Group is unable to predict when the winding-up of the TOEMT liquidations and the termination of the litigation brought by the liquidator against the Respondents will occur.
      In December 2005, the Group recorded a charge of $4,100 equal to the fair value of the costs associated with the Agreement, the related guarantee, the purchase of the claim of the Contrin Creditors and the estimated costs of establishing the position of the Group as the sole creditor of the two TOEMTs.

18	Common shares

	2005	2004	2003

Common shares outstanding:
At beginning of year	7,269,349	7,260,080	7,360,080
New common shares issued	138,610	9,769	—
Common shares held in treasury	—	—	(100,000)
Common shares retired	—	(500)	—

At end of year	7,407,959	7,269,349	7,260,080

      On December 11, 1998, an option to purchase 300,000 common shares was granted to the chief executive officer on his appointment (see Note 19).
      On June 3, 1999, the 1999 stock option plan (the “Plan”) was approved by the Board of Directors. The Plan authorized the issuance of 500,000 common shares to key employees (see Note 19). In 2005, 40,000 shares were issued under the Plan.

THE CRONOS GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands, except per share amounts)
      In August 1999, the Company issued an additional 300,000 common shares and warrants to purchase 200,000 common shares in connection with the Group’s refinancing of approximately $47,800 of its short-term and other indebtedness. The warrants were exercisable at $4.41 per share and were due to expire on the date that the amount borrowed under the associated refinancing was repaid. Using a Black Scholes model, the fair value of the warrant was determined to be $246 and was credited to additional paid-in capital. The corresponding debt discount was deferred and was amortized over the life of the associated refinancing using the interest method. The warrants were cancelled in February 2005.
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
      On January 10, 2001, the non-employee director’s equity plan (the “Equity Plan”) was approved by the shareholders. The Equity Plan authorized the issuance of 275,000 common shares to non-employee directors (see Note 19). During the years ended December 2005 and 2004, 98,610 and 9,769 shares, respectively, were issued under the Equity Plan.
      At the annual meeting of shareholders of the Company held in June 2005, the shareholders approved an extension of the grant of authority to the Board to repurchase common shares both in the open market and through privately-negotiated transactions. The approval of the grant of authority was extended until December 1, 2006. In December 2002, 12,000 shares were repurchased under the share repurchase plan at $3.10 per share. In August 2003, 100,000 outstanding common shares were repurchased from a single shareholder of the Company at a purchase price of $2.60 per share, or $260 in the aggregate. The cost of the treasury shares has been disclosed separately as a deduction within shareholders’ equity.
      In December 2004, the Company retired 500 shares that were issued under the 2002 employee stock grant. The shares had been held by employees who had left the employment of the Group prior to the full vesting of the stock grant (see Note 19).
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
      All 7,407,959 of common shares outstanding rank equally in respect of shareholder rights.
19  Stock-Based Compensation
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
ii.  1999 stock option plan
      The Plan authorized the issuance of 500,000 common shares and permitted the Company to award to key employees incentive options and non-qualified stock options. The number of shares available for issuance under the Plan may be adjusted in the event of any subdivision of the outstanding shares of the common shares of the Company, the declaration of a stock dividend or like events. A total of 500,000 options were granted under the Plan and the exercise price of each option was determined by the Committee on the date of each grant. The exercise price of a stock option may be paid in cash or previously owned stock or both. The options vested and became exercisable at the rate of 25% per year on the first four anniversary dates of the grant. The options became fully vested on January 10, 2005. The term of each option is ten years.
iii.  The non-employee director’s equity plan
      The non-employee directors have participated in the Equity Plan in two ways: by electing to receive, in lieu of the cash compensation otherwise payable to the non-employee director, an award of “Director’s Stock Units”, and through the receipt of director’s options (“Director’s Options”) to acquire common shares of the Company. A Director’s Stock Unit is defined as the equivalent of one common share of the Company. A total of 275,000 common shares were made available for issuance under the Equity Plan, both to supply shares for the settlement of Director’s Stock Units into common shares of the Company and for issuance upon the exercise of Director’s Options. A total of 274,998 Director’s Stock Units have been issued under the Equity Plan. The option may be exercised within 10 years of the grant date. The Director’s Options vested and become exercisable over three years, with one third exercisable on the first three anniversary dates following the date of the grant. The exercise price of each Director’s Option equals the average of the fair market value of the common shares for the twenty trading days immediately preceding the date of grant of the Director’s Options. The options became fully vested on January 10, 2006.
      During the year ended December 31, 2003, the number of Director’s Stock Units awarded in lieu of compensation and the related weighted average fair value was 15,999, and $3.34, respectively. At December 31, 2005 the weighted average remaining contractual life was 6.2 years. No Director’s Stock Units were awarded in 2004 and 2005.
      No charges were recognized for the Equity Plan for the years ending December 31, 2005, 2004 and 2003, respectively.
iv.  2005 equity incentive plan
      On June 9, 2005, the Equity Incentive Plan was approved at the annual meeting of shareholders. The Equity Incentive Plan authorizes the issuance of up to 300,000 common shares, par value $2.00, that may be issued by the Company as non-vested shares or upon the settlement of director’s stock units. On July 15, 2005, 37,000 non-vested shares were granted by the Company. The 31,000 shares issued to executive and senior officers vest on the fourth anniversary of the date of grant. The remaining 6,000 shares issued to the non-employee directors vest on the business day preceding the next annual meeting of shareholders of the Company at which the term of the Participant as a director is to expire. The fair value of the grant was determined to be $410, calculated at $11.07 per share, being the market value of the shares on the date of the grant. Compensation expense of $94 was recognised for the year ended December 31, 2005. For 2006, three

THE CRONOS GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands, except per share amounts)
non-employee directors have elected to receive shares under the Equity Incentive Plan in lieu of compensation.
v.   Stock grant
      The purpose of the Company’s restricted stock grants, under which a total of 8,000 Cronos shares have been authorized for grant, is to increase the number of shareholders of the Company and to further align the interests of the grantees with the interests of the shareholders of the Company. In December 2002, a total of 7,500 shares were granted to eligible employees of the Company and its subsidiaries. The grant vested upon the second anniversary of the grant and became fully vested in December 2004. No cash payment is required of the grantees for the shares and, once vested, the shares are no longer subject to forfeiture. A grantee is entitled to all rights of a shareholder of the Company during the time the shares are subject to forfeiture. The fair value of the grant was determined to be $21 calculated at $2.80 per share, being the market value of the shares on the date of the grant, and was amortized to income over the vesting period.
vi.  Stock appreciation rights
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
      In accordance with SFAS 123, the compensation expense incurred in respect of SARs is estimated using the price of the Company’s common shares on the balance sheet date as a surrogate for the price on the date of exercise. A liability is created for the estimated compensation expense and is adjusted up or down at each balance sheet date for changes in the price of the Company’s stock. Compensation expense of $456, $1,085 and $103 was recognized for the years ended December 31, 2005, 2004 and 2003, respectively. No SARs were redeemed during the three years ended December 31, 2005.
Summary of Stock Option Activity Under All Plans

	For the years ended December 31,

	2005		2004		2003

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding on January 1	980,504	$4.732	980,504	$4.732	980,000	$4.733
Granted	—	—	—	—	504	$3.577
Exercised (retired)	(78,000)	$4.591	—	—	—	—

Outstanding on December 31	902,504	$4.741	980,504	$4.732	980,504	$4.732

Exercisable on December 31	902,000	$4.74	913,918	$4.73	728,750	$4.71

      For options outstanding at December 31, 2005, the exercise prices ranged from $3.58 to $5.25, and the weighted average remaining contractual life was 4 years.

THE CRONOS GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands, except per share amounts)
      In the case of share grants where the exercise price to be paid was less than the quoted market price of the Company shares at the date of the grant, the Group recognized compensation expense of $nil, $3 and $12 during the years ended December 31, 2005, 2004 and 2003 respectively.
vi.  Fair value disclosures
      For the year ended December 31, 2003, the exercise price for the options granted was less than the market value of the Company shares on the date of the grant. For such stock options, the weighted average exercise prices was $3.58 and the weighted average fair values was $1.25. No options were granted in 2004 and 2005.
      The weighted average fair value of options was determined based on the Black Scholes model, utilizing the following assumptions:

2003

Expected term in years	10
Risk free interest rate	3.8%
Volatility	11.7%
Dividends	0%
20  Restricted retained earnings
      On an annual basis, Luxembourg law requires appropriation of an amount equal to at least 5% of net income to a legal reserve until such reserve equals 10% of the stated capital related to the outstanding common and preferred shares. This reserve is not available for dividends. At December 31, 2005 and 2004, the legal reserve exceeded the legal minimum by $328 and $378, respectively.
21  Related party transactions
      The Group had the following transactions with related parties during the years ended December 31, 2005, 2004 and 2003, respectively:
i.   On August 1, 2005, the Group sold $73,750 of container fixed assets to the Joint Venture Program.
      Other related party transactions with the Joint Venture Program and with the US Limited Partnership Programs are disclosed in the consolidated statements of income, in the consolidated balance sheets and in Notes 3, 8 and 10 to the consolidated financial statements.
ii.   The Group has a 50% equity interest in an information technology company that was incorporated during 2004 and is located in India. During the years ended December 31, 2005 and 2004, the Group paid the company $251 and $215, respectively, for software products and software development projects. The information technology company reported a net loss of $39 and net income of $29 for the years ended December 31, 2005 and 2004, respectively, and had total assets of $79 and $89 as at December 31, 2005 and 2004, respectively.
iii.  During 2005 a non-employee director entered into an agreement with the Group for the management of $110 of container equipment. The containers form part of the Private Container Program reportable segment.

THE CRONOS GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands, except per share amounts)
22  Quarterly financial data (unaudited)

	1st	2nd	3rd	4th

2005 quarterly financial data
Total revenues	$36,534	$38,177	$36,663	$36,916
Net income	$3,629	$3,477	$2,193	$(1,497)
Basic net income per common share	$0.50	$0.47	$0.30	$(0.21)
Diluted net income per common share	$0.46	$0.44	$0.27	$(0.19)

	1st	2nd	3rd	4th

2004 quarterly financial data
Total revenues	$34,036	$34,027	$35,348	$37,097
Net income	$789	$2,070	$2,036	$3,970
Basic net income per common share	$0.11	$0.29	$0.28	$0.54
Diluted net income per common share	$0.10	$0.27	$0.26	$0.51

CF LEASING LIMITED
Financial statements as of December 31, 2005 and 2004
and for the years ended December 31, 2005, 2004 and 2003
and Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of CF Leasing Limited:
      We have audited the accompanying balance sheets of CF Leasing Limited (“the Company”) as of December 31, 2005 and 2004, and the related statements of income and comprehensive income, cash flows and shareholders’ equity for the years ended December 31, 2005, 2004 and 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
      In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years ended December 31, 2005, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
Reading, United Kingdom
March 29, 2006

CF LEASING LIMITED
BALANCE SHEETS
December 31, 2005 and 2004
(US dollar amounts in thousands)

	2005	2004

Assets
Cash and cash equivalents	$4,143	$2,015
Restricted cash	2,834	946
Amounts receivable from a related party	7,502	2,736
Net investment in direct financing leases, including amounts due within twelve months of $7,800 and $4,125 respectively	28,919	17,641
Container equipment, net of accumulated depreciation of $18,029 and $9,945 respectively	210,652	104,506
Other assets	5,191	2,701

Total assets	$259,241	$130,545

Liabilities and shareholders’ equity
Amounts payable to a related party	537	226
Other amounts payable and accrued expenses	437	256
Loan notes issued to affiliate and other parties	195,583	99,383

Total liabilities	196,557	99,865

Shareholders’ equity
Common shares, par value $1 per share (24,000 shares authorised, issued and outstanding)	24	24
Additional paid-in capital	43,469	21,319
Accumulated other comprehensive income	1,761	462
Retained earnings	17,430	8,875

Total shareholders’ equity	62,684	30,680

Total liabilities and shareholders’ equity	$259,241	$130,545

The accompanying notes are an integral part of these financial statements.

CF LEASING LIMITED
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the years ended December 31, 2005, 2004 and 2003
(US dollar amounts in thousands)

	2005	2004	2003

Container investment revenue	$25,940	$14,042	$7,184
Fees and other income	2,929	1,560	894

Total revenues	28,869	15,602	8,078

Depreciation	11,860	5,969	3,330
Selling, general and administrative expenses	142	164	90
Interest expense	8,312	3,703	1,660

Total expenses	20,314	9,836	5,080

Net income	8,555	5,766	2,998
Other comprehensive income (loss):
Change in fair value of interest rate swap agreements	1,299	624	(162)

Comprehensive income	$9,854	$6,390	$2,836

The accompanying notes are an integral part of these financial statements.

CF LEASING LIMITED
STATEMENTS OF CASH FLOWS
For the years ended December 31, 2005, 2004 and 2003
(US dollar amounts in thousands)

	2005	2004	2003

Cash flows from operating activities
Net income	$8,555	$5,766	$2,998
Adjustments to reconcile net income to net cash provided by operating activities:
- Depreciation	11,860	5,969	3,330
- Gain on disposal of fixed assets	(406)	(185)	(17)
- (Increase) decrease in amounts receivable
- related parties	(4,766)	(1,386)	(94)
- unrelated parties	8,973	1,020	(1,055)
- Increase (decrease) in amounts payable to unrelated parties
- related parties	311	(47)	82
- unrelated parties	181	180	48

Net cash provided by operating activities	24,708	11,317	5,292

Cash flows from investing activities
Purchase of container equipment	(122,454)	(49,644)	(38,253)
Investment in equipment acquired for direct financing leases	(20,226)	(12,760)	(5,689)
Increase in restricted cash deposits	(1,888)	(525)	(201)
Proceeds from sales of container equipment	3,638	566	205

Net cash used in investing activities	(140,930)	(62,363)	(43,938)

Cash flows from financing activities
Proceeds from issuance of term debt	96,200	44,541	32,640
Additional paid in capital	22,150	7,150	6,099

Net cash provided by financing activities	118,350	51,691	38,739

Net increase in cash and cash equivalents	2,128	645	93
Cash and cash equivalents at beginning of year	2,015	1,370	1,277

Cash and cash equivalents at end of year	$4,143	$2,015	$1,370

Supplementary disclosure of cash flow information:
Cash paid during the year for:
- interest	$7,557	$3,380	$1,433
Cash received during the year for:
- interest	$49	—	—
Non-cash items:
- container equipment contributed as equity	—	—	$999
- container equipment transferred to direct finance leases	$1,216	$353	—
- change in fair value of interest rate swap agreements	$1,299	$624	$(162)
The accompanying notes are an integral part of these financial statements.

CF LEASING LIMITED
STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31, 2005, 2004 and 2003
(US dollar amounts in thousands)

			Accumulated
		Additional	other		Total
	Common	paid-in	comprehensive	Retained	shareholders’
	shares	capital	(loss) income	earnings	equity

Balance, December 31, 2002	$24	$7,071		$111	$7,206
Capital contributions		7,098			7,098
Net income				2,998	2,998
Reduction in fair value of financial derivatives			(162)		(162)

Balance, December 31, 2003	$24	$14,169	$(162)	$3,109	$17,140
Capital contributions		7,150			7,150
Net income				5,766	5,766
Increase in fair value of financial derivatives			624		624

Balance, December 31, 2004	$24	$21,319	$462	$8,875	$30,680
Capital contributions		22,150			22,150
Net income				8,555	8,555
Increase in fair value of financial derivatives			1,299		1,299

Balance, December 31, 2005	$24	$43,469	$1,761	$17,430	$62,684

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
      The Company recognises container investment revenue based upon operating lease rentals from the operating lease agreements between CCL and its various lessees less direct operating expenses incurred by CCL and management fees due to CAY.
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
g)  Container equipment
      Container equipment is carried at cost, adjusted for impairment, if appropriate, less accumulated depreciation. Containers are depreciated on a straight-line basis as follows:

•	Refridgerated container equipment — over 12 years to a residual value of 15%

•	Tanks, rolltrailers and flat racks — over 20 years to a residual value of 10%

•	Dry cargo and all remaining container equipment — over 15 years to a residual value of 10%
      On October 1, 2005, the Company changed the straight line depreciation basis for tanks, rolltrailers and flat racks from a useful life of 15 years with a 10% residual value to a useful life of 20 years with a residual

CF LEASING LIMITED
NOTES TO THE FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands)
value of 10%. This was in recognition of research conducted by the Company which provided additional information about the estimated future useful lives and future benefits of the assets. As a result of the change, net income increased by approximately $141.
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
l)   Restricted cash
      Under the terms of the facility, the Company is required to hold a minimum balance on deposit in its restricted cash account. The minimum balance on the restricted cash account equates to one quarter of interest on the outstanding principal balance of the loan notes issued to its affiliate and other parties. The account would be utilised in the event that adequate funds were not available to meet the scheduled debt service payments, or in order to pay fees in connection with the selection of a replacement manager in the event of a default that is not remedied.
m) New pronouncements
      In May 2005, the FASB issued SFAS No. 154 — “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB No. 20 previously required that most voluntary changes in accounting principle be recognised by including in net income of the period of change, the cumulative effect of changing to the new accounting principle. SFAS 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005.
2.   Net investment in direct financing leases
      The Company, as lessor, has entered into various leases of equipment that qualify as direct financing leases. The minimum future lease rentals under these direct financing leases, net of unearned income, are due as follows:

	Net Lease	Unearned Lease	Minimum Future
	Receivables	Income	Lease Rentals

December 31, 2005
2006	$7,800	$2,793	$10,593
2007	8,358	1,871	10,229
2008	6,142	1,029	7,171
2009	4,424	463	4,887
2010	2,195	258	2,453

Total	$28,919	$6,414	$35,333

3.   Container investment revenue
      Container investment revenue included $5,596, $1,376 and $1,000 of contingent revenue for the years ended December 31, 2005, 2004 and 2003, respectively.

CF LEASING LIMITED
NOTES TO THE FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands)
      As of December 31, 2005, the minimum container rentals receivable in future years on term operating leases were:

2006	$23,786
2007	19,630
2008	14,879
2009	8,316
2010	2,282
2011 and thereafter	556

Total	$69,449

4.   Container equipment

Cost
Balance, December 31, 2003	$65,639
Additions	49,644
Disposals	(832)

Balance, December 31, 2004	114,451
Additions	122,454
Disposals	(8,224)

Balance, December 31, 2005	$228,681

Accumulated depreciation
Balance, December 31, 2003	$4,074
Depreciation expense	5,969
Disposals	(98)

Balance, December 31, 2004	9,945
Depreciation expense	11,860
Disposals	(3,776)

Balance, December 31, 2005	$18,029

Book value
December 31, 2005	$210,652

December 31, 2004	$104,506

5.   Other assets
      Other assets include the following items:

	2005	2004

Unamortised loan origination fees	$3,418	$2,227
Increase in fair value of financial derivatives	1,761	462
Other	12	12

Total	$5,191	$2,701

CF LEASING LIMITED
NOTES TO THE FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands)
6.   Debt
      In June 2004, the Company amended its revolving line of credit and increased the maximum commitment of the lenders from $80,000 to $150,000. The Company agreed to extend the facility by a year and agreed to amortise the balance outstanding, as of June 15, 2005, over eight years. In August 2005, the Company increased the maximum commitment of the lenders from $150,000 to $300,000 and extended the revolving credit period to July 31, 2006 and unless extended on that date, agreed to repay the balance outstanding over ten years. As of December 31, 2005, $195,583 was outstanding under the facility. The unused portion is available to fund the acquisition of container equipment and may require a cash contribution from each of the Company’s equity holders of up to 10% of the cost of the new container. The rate of interest on this facility is based on an adjusted London Inter Bank Offered Rate (“Libor”) plus a margin. The size of the margin is dependent on the length of time the facility has been in use and on the amount outstanding. The terms of the facility require the Company to enter into interest rate swap agreements (see note 7) to convert floating interest rates into fixed rates and thereby manage its exposure to fluctuations in future interest rates. Amounts due under this facility are secured against container equipment. At December 31, 2005 and 2004 the Company had collateralised equipment at a cost of $228,681 and $114,451 and receivables from investments in direct finance leases of $28,919 and $17,641 respectively, against its debt. The average interest rate under this facility was 5.3% and 3.6% for the year ended December 31, 2005 and 2004, respectively. At December 31, 2005, the fair value of the facility exceeded the carrying value by $1,761. The estimate of fair value was based on borrowing rates currently available to the Company for debt with similar terms.
      The Company has issued loan notes to Fortis and to other banks under this loan facility for which Fortis acts as agent. The amount outstanding under the loan notes held by Fortis was $57,045 and $34,291 at December 31, 2005 and 2004, respectively.
      Debt is comprised of:

			Interest Rate % at
	2005	2004	December 31, 2005/ 2004

Floating rate debt	$98,372	$22,077	6.0/ 3.4
Fixed rate debt (see note 7)	97,211	77,306	3.9-6.3/ 3.8-5.7

Total debt	$195,583	$99,383

      As of December 31, 2005, the annual maturities of debt were:

2006	$16,339
2007	19,035
2008	19,035
2009	19,035
2010	19,035
2011 & thereafter	103,104

Total	$195,583

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
      As of December 31, 2005, the Company had entered into sixteen interest rate swap agreements with a financial institution for which the notional balance was $97,211. These agreements are used by the Company to manage interest rate risks created by its variable interest rate loan facility. These agreements terminate at various dates during the period 2006 to 2012. The Company has concluded that these agreements perfectly match the interest payments due on the loan facility to which they relate, and are therefore considered perfect hedges.
      At December 31, 2005, the unrealised gain on these cash flow hedges of $1,761 was recorded as other comprehensive income. Management estimates that approximately $475 of the accumulated other comprehensive income will be reclassified into the statement of income within the next twelve months.
8.   Related party transactions
      The Company had the following transactions with related parties during the year ended December 31, 2005, and 2004, respectively:

	2005	2004

Container acquisitions:
- CAY	$63,175	$61,698
- CFL	73,750	—

Total	$136,925	$61,698

      During the years ended December 31, 2005, 2004 and 2003, the statements of income of the Company included the following transactions with related parties:

	2005	2004	2003

Container investment revenue earned from CAY	$25,940	$14,042	$7,184
Fortis interest expense (acting as agent for the loan facility)	8,312	3,703	1,660

Total	$34,252	$17,745	$8,844

9.   Amounts receivable from a related party
      The Company had amounts receivable for container investment revenue from CAY of $7,502 and $2,736 at December 31, 2005 and 2004, respectively.
10. Amount payable to a related party
      In addition to the loan notes payable to Fortis (see Note 6), the Company had amounts payable to Fortis for interest expense of $537 and $226 at December 31, 2005 and 2004, respectively.