Form 10-Q
period 2006-03-31
CRONOS GROUP
filed 2006-05-12
CIK 919869

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2006
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☑
     The number of Common Shares outstanding as of May 11, 2006:

Class	Number of Shares Outstanding

Common	7,604,347

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

The Cronos Group
Condensed Unaudited Consolidated Statements of Income and Comprehensive Income
(US dollar amounts in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2006	2005
Gross lease revenue	$35,264	$34,004
Equipment trading revenue	1,726	135
Commissions, fees and other income:
- Related parties	203	187
- Unrelated parties	987	875
Gain on settlement of litigation	—	1,333

Total revenues	38,180	36,534

Direct operating expenses	5,107	4,552
Payments to Managed Container Programs:
- Related parties	12,459	8,188
- Unrelated parties	7,799	9,069
Equipment trading expenses	1,572	127
Depreciation and amortization	2,950	4,592
Selling, general and administrative expenses	5,134	5,793
Interest expense	1,644	1,521
Recovery of amount payable to Managed Container Program	—	(703)

Total expenses	36,665	33,139

Income before income taxes and equity in earnings of unconsolidated affiliate	1,515	3,395
Income taxes	(227)	(509)
Equity in earnings of unconsolidated affiliate	1,271	743

Net income	2,559	3,629
Other comprehensive income:
- change in fair value of derivatives held by affiliate, net of tax	516	619

Comprehensive income	$3,075	$4,248

Basic net income per common share	$0.34	$0.50

Diluted net income per common share	$0.32	$0.46

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

The Cronos Group
Condensed Unaudited Consolidated Balance Sheets
(US dollar amounts in thousands, except per share amounts)

	March 31,	December 31,
	2006	2005
Assets
Cash and cash equivalents	$15,816	$15,829
Restricted cash	685	4,200
Amounts due from lessees	28,123	28,540
Amounts receivable from Managed Container Programs	5,072	3,391
New container equipment for resale	35,420	38,142
Net investment in direct financing leases	11,063	12,678
Investments in unconsolidated affiliates	35,151	31,358
Container equipment, net	124,678	121,988
Other equipment, net	1,087	1,130
Goodwill	11,038	11,038
Other intangible assets, net	299	345
Other assets	4,655	3,093

Total assets	$273,087	$271,732

Liabilities and shareholders’ equity
Amounts payable to Managed Container Programs	23,879	25,462
Amounts payable to container manufacturers	42,664	52,790
Direct operating expense payables and accruals	5,847	5,432
Other amounts payable and accrued expenses	5,835	11,873
Debt and capital lease obligations	102,574	87,780
Current and deferred income taxes	3,098	3,174
Deferred income and unamortized acquisition fees	7,994	7,684

Total liabilities	191,891	194,195

Shareholders’ equity
Common shares issued (7,633,247; 7,519,959 shares)	15,267	15,040
Additional paid-in capital	44,164	43,807
Common shares held in treasury (112,000 shares)	(297)	(297)
Accumulated other comprehensive income	1,396	880
Restricted retained earnings	1,832	1,832
Retained earnings	18,834	16,275

Total shareholders’ equity	81,196	77,537

Total liabilities and shareholders’ equity	$273,087	$271,732

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

The Cronos Group
Condensed Unaudited Consolidated Statements of Cash Flows
(US dollar amounts in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2006	2005

Net cash provided by operating activities	$1,542	$6,626

Cash flows from investing activities
Purchase of container and other equipment	(11,948)	(9,012)
Investment in unconsolidated affiliate	(2,000)	(652)
Investment in equipment acquired for direct financing lease	(134)	(125)
Proceeds from sales of container and other equipment	1,825	2,685
Restricted cash	3,515	416
Purchase of loan note	(3,510)	—

Net cash used in investing activities	(12,252)	(6,688)

Cash flows from financing activities
Proceeds from issuance of term debt	14,417	2,355
Repayments of term debt and capital lease obligations	(3,721)	(9,449)
Dividend paid	(518)	(363)
Recovery of related party loan	—	1,280
Issue of common stock	519	—

Net cash provided by (used in) financing activities	10,697	(6,177)

Net decrease in cash and cash equivalents	(13)	(6,239)
Cash and cash equivalents at beginning of period	15,829	17,579

Cash and cash equivalents at end of period	$15,816	$11,340

Supplementary disclosure of cash flow information:
Cash paid during the period for:
- interest	$1,375	$1,468
- income taxes	328	404
Cash received during the period for:
- interest	5	842
- income taxes	—	271
Non-cash activities:
- container equipment acquired under capital lease	4,025	721
- container equipment transferred to direct financing leases	—	952
- direct finance lease equipment acquired under capital lease	—	532
The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

The Cronos Group
Consolidated Unaudited Statement of Shareholders’ Equity
(US dollar amounts in thousands, except per share amounts)
Three months ended March 31, 2006

				Accumulated
		Additional	Common	other	Restricted		Total
	Common	paid-in	shares held	comprehensive	retained	Retained	shareholders'
	shares	capital	in treasury	income	earnings	earnings	equity
Balance, December 31, 2005	$15,040	$43,807	$(297)	$880	$1,832	$16,275	$77,537

Net income						2,559	2,559

Issue of common shares	227	325					552

Declaration of dividend		(8)					(8)

Other comprehensive income				516			516

Stock based compensation		40					40

Balance, March 31, 2006	$15,267	$44,164	$(297)	$1,396	$1,832	$18,834	$81,196

Three months ended March 31, 2005

				Accumulated
		Additional	Common	other	Restricted		Total
	Common	paid-in	shares held	comprehensive	retained	Retained	shareholders'
	shares	capital	in treasury	income	earnings	earnings	equity

Balance, December 31, 2004	$14,763	$45,358	$(297)	$230	$1,832	$8,473	$70,359

Net income						3,629	3,629

Issue of common shares	34	42					76

Other comprehensive income				619			619

Balance, March 31, 2005	$14,797	$45,400	$(297)	$849	$1,832	$12,102	$74,683

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
     All references contained herein to currency amounts are in US dollars unless specifically stated otherwise.
1. Stock-Based Compensation
     As of January 1, 2006, the Group adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R — “Share-Based Payment” (“SFAS 123R”) to account for stock-based compensation. Prior to this, the Group accounted for stock-based compensation under Accounting Principles Board Opinion (“APB”) No. 25 — “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, compensation expense was measured as the amount by which the quoted market price of the stock at the date of the grant or award exceeded the exercise price, if any, to be paid by an employee and was recognized as expense over the period in which the related services were performed.
     Under SFAS 123R the Group is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Compensation cost is recognized over the requisite service period. Under SFAS 123R the Group is required to apply the ‘modified prospective application’ method of adoption. Under this method, SFAS 123R will apply to all new awards granted, and to existing awards that are modified, repurchased or cancelled.
     All stock options issued prior to January 1, 2006, had fully vested by this date. The vesting period is the period in which the related services are performed. As a result, the adoption of SFAS 123R has not effected the Group’s income from continuing operations, income before income taxes, net income, cash flow from operations, cash flow from financing activities, or basic and diluted earnings per share.
     As discussed above, the Group accounted for stock-based compensation under APB 25 prior to January 1, 2006. Under SFAS 123R, the Group is required to disclose the effect on net income, net income per share and net income per diluted share, had the Company accounted for stock-based compensation under the fair value method during this period. The Group has measured the fair value of stock options, based on the Black Scholes option-pricing model and has determined that if the stock options had been accounted for under the fair value based method of accounting, the impact on the Group’s net income and net income per share would have been as follows (US dollar amounts in are in thousands, except per share amounts):

Three Months Ended
March 31, 2005
Net income:
- as reported	$3,629
- add stock-based compensation expense included in reported net income, net of related tax effects	—
- deduct stock-based compensation expense computed in accordance with SFAS 123, net of tax effects	—

- pro forma	$3,629

Basic net income per share:
- as reported	$0.50

- pro forma	$0.50

Diluted net income per share:
- as reported	$0.46

- pro forma	$0.46

The Cronos Group
Notes to the Condensed Unaudited Consolidated Financial Statements
2. Operating segment data
     All revenues and expenses that are specifically identifiable to the containers within each reportable segment have been allocated to that segment and individual product revenues have been aggregated within the reportable segments.
Segment information is provided in the tables below:

	US
	Limited	Joint	Private
US dollar amounts in thousands	Partnership	Venture	Container	Owned
	Programs	Program	Programs	Containers	Total
Three months ended March 31, 2006
Items directly attributable to segments:
- gross lease revenue	$4,854	$11,507	$10,859	$8,044	$35,264
- direct operating expenses	(825)	(1,053)	(2,173)	(1,056)	(5,107)

net lease revenue	4,029	10,454	8,686	6,988	30,157
- direct financing lease income	—	—	—	402	402
- payments to Managed Container Programs	(2,900)	(9,559)	(7,799)	—	(20,258)
- container depreciation	—	—	—	(2,832)	(2,832)
- container interest expense	—	—	—	(1,643)	(1,643)

Segment profit	$1,129	$895	$887	$2,915	$5,826

Segment assets at end of period	$9,182	$46,994	$11,395	$205,516	$273,087

	US
	Limited	Joint	Private
US dollar amounts in thousands	Partnership	Venture	Container	Owned
	Programs	Program	Programs	Containers	Total
Three months ended March 31, 2005
Items directly attributable to segments:
- gross lease revenue	$6,160	$4,990	$11,861	$10,993	$34,004
- direct operating expenses	(863)	(351)	(1,825)	(1,513)	(4,552)

net lease revenue	5,297	4,639	10,036	9,480	29,452
- direct financing lease income	—	—	—	353	353
- payments to Managed Container Programs	(3,971)	(4,217)	(9,069)	—	(17,257)
- container depreciation	—	—	—	(4,484)	(4,484)
- container interest expense	—	—	—	(1,606)	(1,606)

Segment profit	$1,326	$422	$967	$3,743	$6,458

Segment assets at end of period	$7,422	$23,419	$11,959	$234,118	$276,918

The Cronos Group
Notes to the Condensed Unaudited Consolidated Financial Statements
Reconciliation of total segment profit to income before income taxes and equity in earnings of unconsolidated affiliate:

	Three Months Ended
	March 31,
US dollar amounts in thousands	2006	2005
Segment profit	$5,826	$6,458
Equipment trading revenue	1,726	135
Unallocated commissions, fees and other operating income	685	661
Gain on settlement of litigation	—	1,333
Other interest income	103	48
Equipment trading expenses	(1,572)	(127)
Amortization of intangible assets	(47)	(47)
Non container depreciation	(71)	(61)
Selling, general and administrative expenses	(5,134)	(5,793)
Non container interest (expense) credit	(1)	85
Recovery of amount payable to Managed Container Program	—	703

Income before income taxes and equity in earnings of unconsolidated affiliate	$1,515	$3,395

Reconciliation to total revenues:

	Three Months Ended
	March 31,
US dollar amounts in thousands	2006	2005
Revenues directly attributable to segments:
- gross lease revenue	$35,264	$34,004
- direct financing lease income	402	353

	35,666	34,357

Other revenues:
- equipment trading revenue	1,726	135
- unallocated commissions, fees and other operating income	685	661
- gain on settlement of litigation	—	1,333
- other interest income	103	48

Total revenues	$38,180	$36,534

The Group recorded equity in the earnings of the Joint Venture Program of $1.3 million and $0.7 million for the three month periods ended March 31, 2006 and 2005, respectively.

The Cronos Group
Notes to the Condensed Unaudited Consolidated Financial Statements
3. Earnings per common share
The components of basic and diluted net income per share were as follows (US dollar amounts are in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2006	2005
Net income available for common shareholders	$2,559	$3,629

Weighted average outstanding shares of common stock	7,486,714	7,282,098

Dilutive effect of:
- 1998 stock option	197,344	183,747
- 1999 stock option plan	212,562	273,640
- non-employee directors’ equity plan	109,247	179,866
- 2005 Equity Incentive Plan	48,700	—

Common stock and common stock equivalents	8,054,567	7,919,351

Basic net income per share	$0.34	$0.50

Diluted net income per share	$0.32	$0.46

The Cronos Group
Notes to the Condensed Unaudited Consolidated Financial Statements
4. Container and other equipment
The activity in container equipment for the three months ended March 31, 2006, and the year ended December 31, 2005, was:
US dollar amounts in thousands

Cost
Balance, December 31, 2004	$294,575
Additions	64,457
Disposals	(161,551)

Balance, December 31, 2005	$197,481
Additions	7,910
Disposals	(4,604)

Balance, March 31, 2006	$200,787

Accumulated depreciation
Balance, December 31, 2004	$127,991
Depreciation expense	14,890
Disposals	(67,388)

Balance, December 31, 2005	$75,493
Depreciation expense	2,832
Disposals	(2,216)

Balance, March 31, 2006	$76,109

Book value
March 31, 2006	$124,678

December 31, 2005	$121,988

     The Group reviews the carrying value of its Owned Container equipment when changes in circumstances require consideration as to whether the carrying value of the equipment may have become impaired, pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Management considers assets to be impaired if the carrying value of the asset exceeds the future projected cash flows from use and eventual disposition (undiscounted and without interest charges). When impairment is deemed to exist, the assets are written down to fair value. The Group periodically evaluates future cash flows and potential impairment of its fleet by container type rather than for each individual container. Therefore, future losses could result for individual container dispositions due to various factors including age, condition, suitability for continued leasing, movements in foreign exchange rates, as well as geographic location of the containers. In addition, management judgment is required in estimating future cash flows from container operations. Accordingly, the estimates may not be indicative of the amounts that may be realized in future periods.
     Other equipment was net of accumulated depreciation of $2 million on both March 31, 2006 and December 31, 2005.

The Cronos Group
Notes to the Condensed Unaudited Consolidated Financial Statements
5. Selling, general & administrative expenses
     Selling, general and administrative expenses for the twelve months to December 31, 2005, included charges totalling $1.7 million in respect of one-off termination benefits relating to involuntary employee terminations pursuant to reorganizations of the Cronos marketing and operations structures. Management committed to the plans and communicated the plans to the employees during 2005. The Group made total payments of $0.4 million during 2005 leaving an amount of $1.3 million payable at December 31, 2005. In the first quarter of 2006, the Group paid the outstanding balance of $1.3 million thereby discharging all of its liabilities in respect of the reorganizations in full. The termination charges did not form part of the calculation of segment profit for any of the reportable segments.
6. Investments in related parties
     Investments take two primary forms:
     Under the first form, the investments comprise the Group’s equity interests as a general partner in seven US Limited Partnership Programs at the balance sheet date. In accordance with FASB Interpretation No. 46 Revised – “Consolidation of Variable Interest Entities” (“FIN 46R”), Cronos has determined that the seven Limited Partnerships qualify as variable interest entities. In each case, Cronos has concluded that neither the Company, nor any of its subsidiaries, is the primary beneficiary of any US Limited Partnership Program.
     The partnerships are all California limited partnerships managed by Cronos Capital Corp., a subsidiary of the Company. Since 1979, sixteen public limited partnerships and two private limited partnership raised over $488 million from over 37,000 investors. Eleven of the original eighteen partnerships have been dissolved at the balance sheet date.
     These general partner investments are accounted for using the equity method. In the case of each program, the investment from the Group comprises a nominal general partner capital contribution of one thousand US dollars, representing total Cronos contributions of seven thousand dollars. Earnings in respect of the equity interests in the US Limited Partnership Programs attributable to the one thousand dollars general partner capital contribution were immaterial at March 31, 2006 and December 31, 2005, respectively, and were reported as a deduction from “Payments to Managed Container Programs” rather than “Equity in earnings of unconsolidated affiliates” due to their immateriality.
     The objectives of the partnerships are to invest in marine cargo containers, to generate continuing income for distribution to the limited partners, and to realize the residual value of the container equipment at the end of its useful economic life or upon the dissolution of the individual partnerships. At March 31, 2006 and December 31, 2005, respectively, the US Limited Partnership Programs had total assets of $81.1 million and $84.3 million, and total liabilities of $5.4 million and $3.2 million. For the three month periods ended March 31, 2006 and 2005, the US Limited Partnership Programs reported total revenues of $3.9 million and $4.8 million, and net income of $1 million and $1.3 million, respectively. The general partner is indemnified by the partnerships for any liabilities suffered by it arising out of its activities as general partner, except in the case of misconduct or negligence. As a limited partnership, the limited partners may not be assessed for additional capital contributions, and it is possible that the general partner could be liable if the assets of the partnerships are not sufficient to pay their liabilities. However, the Group considers that the risk of any such loss is not material. Therefore, the maximum exposure for Cronos to losses as a result of its involvement with the US Limited Partnership Programs at March 31, 2006 and December 31, 2005, was $4.8 million and $2.8 million, respectively, representing the total amount due for management fees and other items from the partnerships.

The Cronos Group
Notes to the Condensed Unaudited Consolidated Financial Statements
     Under the second form, the Group has a 50% equity investment in an entity known as the Joint Venture Program, or CF Leasing Limited. The Joint Venture Program is a container purchase entity that was established in 2002 to acquire and lease marine cargo containers to third parties. It is a bankruptcy-remote, special purpose entity organized under the laws of Bermuda. Its objective is to generate income for distribution to the equity holders or for reinvestment in additional equipment and to realize the residual value of the container equipment at the end of its useful economic life. The Joint Venture Program is accounted for using the equity method. The Group has determined that the Joint Venture Program is not a variable interest entity as defined by FIN 46R. At March 31, 2006 and December 31, 2005, respectively, the Joint Venture Program had total assets of $298.4 million and $259.2 million, and total liabilities of $228.2 million and $196.6 million. For the three month periods ended March 31, 2006 and 2005, the Joint Venture Program reported total revenues of $11.5 million and $5.3 million and net income of $2.5 million and $1.5 million, respectively. At March 31, 2006 and December 31, 2005, the carrying value of the Group’s investment in the Joint Venture Program approximated its underlying equity in the net assets of the program. The maximum exposure for Cronos to losses as a result of its involvement with the Joint Venture Program at March 31, 2006 and December 31, 2005, was $35.5 million and $31.7 million, respectively, representing the total of its equity investment in the Joint Venture Program and the management fees due to Cronos from the program.
     At March 31, 2006 and December 31, 2005, the retained earnings of the Group represented by unremitted retained earnings of the Joint Venture Program were $11.4 million and $9.6 million, respectively. The unremitted retained earnings attributable to Cronos are included in the carrying value of the investment in the Joint Venture Program at each balance sheet date.
7. Other intangible assets
     Other intangible assets were net of accumulated amortization of $1.80 million and $1.75 million at March 31, 2006, and December 31, 2005, respectively.
8. Related party transactions
     The Group had the following related party transactions:
     i. On March 1, 2006, the Group sold $2 million of container fixed assets to a US Limited Partnership Program.
     ii. In the three months ended March 31, 2006, the Group sold $46.1 million of container equipment to the Joint Venture Program.
     iii. Amounts receivable from Managed Container Programs include amounts due from related parties of $5.1 million and $3.2 million at March 31, 2006 and December 31, 2005, respectively.
     iv. Amounts payable to Managed Container Programs include amounts payable to related parties of $14.1 million and $15.3 million at March 31, 2006 and December 31, 2005, respectively.
     Other related party transactions with the Joint Venture Program and with the US Limited Partnership Programs are disclosed in the condensed unaudited consolidated statements of income and comprehensive income herein.
9. Debt and capital lease obligations
     Debt and capital lease obligations are secured by container equipment and include amounts due within twelve months of $15.3 million and $11.8 million at March 31, 2006 and December 31, 2005, respectively. Interest rates under these facilities range from 4.6% to 7.0%, and they extend to various dates through to 2016.
     All of the debt and capital lease facilities involve agreements between subsidiaries of the Company and financial institutions. The Company has provided parent company guarantees for all $102.6 million of the outstanding debt and capital lease facilities which provide that, in the event of a default by the subsidiary, the Company will pay all amounts due under the agreements as they fall due. Based on March 2006 interest rates, the maximum potential amount of future payments for the guaranteed debt and capital lease facilities is $124.9

The Cronos Group
Notes to the Condensed Unaudited Consolidated Financial Statements
million. At March 31, 2006, the fair value of the debt was $0.5 million lower than carrying value. The estimate of fair value was based on borrowing rates currently available to the Group for debt with similar terms and average maturities. The debt and capital lease facilities are secured by container equipment. The Group receives free and clear title to the collateralized container equipment once all payments due under a facility have been made. In the event that the Group cannot make the payments due under a debt or capital lease obligation facility, the financial institution is entitled to recover the collateralized equipment and either use the related cash flows or sell the equipment and take the sale proceeds to discharge outstanding obligations of the Company. The Company considers that the cash flows and/or sales proceeds generated by the collateralized equipment would be sufficient to cover outstanding obligations.
10. Significant accounting policies and estimates
     Significant accounting policies are those that reflect significant judgments or uncertainties, and potentially may lead to materially different results under different assumptions and conditions. Management has identified the following significant accounting policies that should be read in conjunction with the Group’s 2005 consolidated financial statements on Form 10-K:
•	Container equipment – depreciable lives;

•	Container equipment – valuation;

•	Deferred taxation;

•	Allowance for doubtful accounts;

•	Goodwill;

•	Reporting lease revenue on a gross basis for Managed Container Programs; and,

•	US Limited Partnership Programs – evaluation of expected losses and expected residual returns in accordance with FIN 46R.
11.	Commitments and contingencies (to be read in conjunction with Note 17 to the Company’s 2005 consolidated financial statements on Form 10-K).
i.	Commitments

At March 31, 2006, the Group had outstanding orders to purchase $37.6 million of container equipment.
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
     At each financial statement date, the amounts due under each agreement are recorded as a liability and disclosed under amounts payable to Managed Container Programs. The amount payable at March 31, 2006 was $6 million. The terms of the guarantees generally obligate the Company to ensure payments and other obligations of the subsidiary companies are performed on a timely basis and in accordance with the terms of the agreement.
     The agreements with the Private Container Programs expire between 2006 and 2015. Should a default occur, the Company would be required to make the contracted payments on behalf of the subsidiary companies over the remaining term of the agreements or until such time as the default was remedied. Based on the $3.6 million earned by the Private Container Programs for the first quarter of 2006, the Company estimates that the maximum amount of future payments for rentals collected after deducting direct operating expenses and the income earned for managing the containers would be $49.4 million. The fair value of the estimated amount of maximum future payments is $42 million.

The Cronos Group
Notes to the Condensed Unaudited Consolidated Financial Statements
iii.	Guarantees under fixed non-cancellable operating leases
     Certain subsidiaries of the Group have fixed operating lease agreements for container equipment with Private Container Programs. The Company has provided parent company guarantees for the $11.3 million of minimum future lease payments outstanding under these agreements at March 31, 2006. The agreements provide that, in the event of a default by the subsidiary, the Company will pay all amounts due under the agreements as they fall due. The agreements contain purchase options which allow the Group to acquire the containers after a period of ten years. As of March 31, 2006, the future minimum annual lease payments under the non-cancellable operating leases were:
US dollar amounts in thousands

April 1 to December 31, 2006	$985
2007	1,313
2008	1,313
2009	1,313
2010	6,402
2011 and thereafter	—

Total	$11,326

iv.	Agreements with Private Container Programs – early termination options
     Approximately 69% (based on original equipment cost) of the agreements with Private Container Programs contain early termination options, whereby the container owner may terminate the agreement if certain performance thresholds are not achieved. At March 31, 2006, approximately 40% (based on original equipment cost) of total agreements with Private Container Programs were eligible for early termination. Cronos believes that early termination of these agreements by the Private Container Programs is unlikely.
v.	Agreements with Private Container Programs – change of control provisions
     Approximately 57% (based on original equipment cost) of the containers subject to agreements with Private Container Programs provide that a change in ownership of the Group, without the prior consent of the container owner, may constitute an event of default under the agreement. In substantially all of these agreements, the consent of the container owners may not be unreasonably withheld. In the event that consent is not obtained, the container owners may require the Group to transfer possession of 36% of the containers under management to another equipment manager. Such transfer of possession may result in the Group incurring certain costs. The remaining 21% of total agreements can elect for the Group to purchase the equipment pursuant to the terms of their respective agreements, generally at a stipulated percentage (determined by age of the equipment) of the original cost of the equipment.
vi.	Joint Venture Program – change of control provisions
     Under the operative documents governing the Joint Venture Program, certain changes in control of the Group constitute an event of default, permitting the lenders to the Joint Venture Program to accelerate repayment of the Joint Venture Program’s indebtedness. In addition, whether or not a change of control constitutes an event of default, one of the agreements governing the Joint Venture Program provides that upon a change in control of the Group, the parent of the Group’s joint venture partner (and lead lender to the Joint Venture Program) may cause the Group to purchase the container assets of the Joint Venture Program at a purchase price equal to their book value plus a premium of 10%, and to purchase all other assets of the Joint Venture Program at their book value. In addition, at the election of the parent of the Group’s joint venture partner (and lead lender), the parent may cause the Joint Venture Program to repay, in full, the Joint Venture Program’s outstanding indebtedness.

The Cronos Group
Notes to the Condensed Unaudited Consolidated Financial Statements
vii.	TOEMT & Provision for legal claims
     As discussed in Part II, Item 1 – “Legal Proceedings”, the liquidator acting on behalf of the two TOEMT companies has made a number of claims against Cronos. The estimate of possible losses ranges from nil to $38 million plus interest and costs. The Group understands that the liquidator has acknowledged the claims of only one creditor, MKB Bank Rt. (“MKB”) of the two TOEMT companies. As reported by the Group in its 8-K report dated March 21, 2006, a subsidiary of the Company, Cronos Containers, N.V. (“CNV”) has purchased from MKB its creditors’ claims against the two TOEMT companies for an amount of $3.6 million. In connection with the purchase, CNV has provided a bank guarantee to MKB to provide assurance to MKB that it will be held harmless from certain liabilities (and costs reasonably incurred in connection therewith) imposed on MKB arising from the liquidation of the two TOEMT companies. The limit of the guarantee is $0.4 million. The guarantee shall remain open until the liquidation proceedings of the two TOEMT companies are completed and the two TOEMT companies are struck off the U.K. and Isle of Man companies’ registers.
     In December 2005, the Group recorded a charge of $4.1 million equal to the fair value of the costs associated with the purchase from MKB, the related guarantee, the purchase of the claims of a potential creditor and the estimated costs of establishing the position of the Group as the sole creditor of the two TOEMTs. In March 2006, the Group paid amounts totalling $3.8 million for the purchase of the creditors’ claims and associated costs, reducing the reserve to $0.3 million.
12.	New accounting pronouncements
     In May 2005, the FASB issued SFAS No. 154 – “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change, the cumulative effect of changing to the new accounting principle. SFAS 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 will only have an impact on the financial position or results of operations should a voluntary change in accounting principle occur in the period.
     In June 2005, FASB ratified the consensus reached in the Emerging Issues Task Force Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”). EITF 04-5 provides a framework for determining whether a general partner controls and should consolidate a limited partnership or a similar entity in light of certain rights held by the limited partners. The consensus also provides additional guidance on substantive rights. EITF 04-5 must be applied no latter than the beginning of the first quarter of 2006, based on limited partnership agreements in place at the time of adoption. The adoption of EITF 04-5 does not have any impact on the financial position, results of operations or cash flows of the Group.

The Cronos Group
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of the Group’s financial condition and results of operations should be read in conjunction with the Company’s latest Annual Report on Form 10-K and the financial statements and the notes thereto appearing elsewhere in this report.
     Funding Overview
     The Group operates a diversified fleet of containers across four reportable segments. Revenues are generated by leasing to ocean carriers marine containers that are owned either by the Group itself (“Owned Containers”) or by Managed Container Programs, comprising US Limited Partnership Programs, the Joint Venture Program and Private Container Programs. These leases, which generate most of the Group’s revenues, are generally operating leases.
     All containers, whether owned or managed, are operated as part of a single fleet. The Group has sole discretion over which ocean carriers, container manufacturers and suppliers of goods and services it deals with. Since the Group’s agreements with the owners of Managed Container Programs contain leases within the scope of SFAS No. 13 — “Accounting for Leases” (“SFAS 13”), they are accounted for in the Group’s financial statements as leases under which the container owners are lessors and the Group is lessee.
     The ability of the Group to add new equipment to both its owned and managed fleets was one of the main reasons for its growth and profitability in recent years. Cronos recognizes that the structure of its funding base and its ability to secure funding from third parties in order to expand its container fleet is crucial to its future growth and profitability.
     Owned Containers: The primary debt facilities include financial covenants that are tested on a quarterly basis and measure minimum tangible net worth, the maximum level of debt and capital lease obligations to tangible net worth and interest expense coverage. At March 31, 2006, the Group was in compliance with these covenants. The breach of a covenant constitutes an event of default.
     At March 31, 2006, the Group had $108.4 million of container borrowing facilities under which $102.6 million was being utilized. In addition, the Group had $2 million of unutilized credit facilities that were available, if required, for operating activities.
     The primary source of debt funding available to the Group is its Revolving Credit Facility. The maximum commitment of the lenders under the facility is $45 million. The revolving credit period extends until July 31, 2007, and unless it is extended on that date, the balance outstanding as of July 31, 2007, will be repayable over three years.
     The Group utilizes the Revolving Credit Facility to fund the acquisition of new equipment and to refinance existing debt and capital lease facilities. New equipment is funded 75% by debt and 25% by cash provided by the Group. The Group usually makes monthly repayments under the Revolving Credit Facility and may sell equipment that has been financed by the facility to Managed Container Programs. In the event of such sales, the Group may use a portion of the sales proceeds to pay down the facility. Any such reductions to the facility may be redrawn to fund the acquisition of new equipment subject to the satisfaction of certain conditions relating to the maintenance of minimum collateral levels.
     In addition to the Revolving Credit Facility, the Group finances the acquisition of equipment with term debt and capital lease facilities. In 2005, the Group secured $25 million of such funding and expects to secure a similar level in 2006.

The Cronos Group
     Managed Container Programs
     In the first three months of 2006, 90% of payments to owners of Managed Container Programs represented agreements which generally provided that the amounts payable to container owners were based upon the rental income received from ocean carriers after deducting direct operating expenses and the income earned by Cronos for managing the equipment. The remaining 10% of payments to Managed Container Programs represented agreements under which there were fixed payment terms. Minimum lease payments on the agreements with fixed payment terms are included in Note 11 to the condensed unaudited consolidated financial statements herein.
     Joint Venture Program: The Joint Venture Program has been a major source of funding for the Group since its inception in September 2002. The Joint Venture Program is 50% owned by a subsidiary of the Group and 50% owned by a major international financial services provider. The purpose of the program is to acquire and lease marine cargo containers to third-party lessees with the lenders providing up to 80% of the cost of acquiring the containers and the joint venture partners each providing one-half of the equity to fund the balance of the capital requirements of the program. The level of available debt funding was increased to $300 million in June 2005. Under the facility, there is a one year revolving line of credit which will be renewed annually. The first renewal date will be June 2006 and, if the facility is not renewed, the debt balance outstanding on that date will be repaid over a period of ten years through equal payments of principal. The Joint Venture Program has applied to extend the facility and expects this application to be granted. The future growth of the Joint Venture Program may be constrained if the revolving credit facility is not renewed on an annual basis or if the Group cannot provide the 10% cash required for its equity contribution. At March 31, 2006, the Joint Venture Program had capacity for an additional $91.3 million of new equipment.
     One of the primary objectives for the Joint Venture Program is to securitize its indebtedness. In order to achieve the minimum level of indebtedness required for a securitization within the target timeframe, the Group sold $73.8 million of container assets to the joint venture Program in August 2005. Securitizing the indebtedness should result in a further reduction in the cost of debt and allow the Group to be more competitive in bidding for leasing transactions. Over the longer-term, the securitization of the indebtedness of the Joint Venture Program should result in increased growth and profitability for Cronos. While the Group expects the indebtedness of the Joint Venture Program to be securitized in 2006, there can be no assurance that its debt can be securitized or that the expected interest cost savings will materialize.
     US Limited Partnership Programs: The Group organized a new program on September 19, 2005. This program is designed to raise a maximum of $25 million of proceeds, in an offering conducted pursuant to Regulation D of the Securities and Exchange Commission, from “accredited” limited partners and may also seek to augment the size of its container investments by borrowing under loan facilities secured from commercial lenders. At March 31, 2006, the program owned approximately $2 million of container assets.
     Private Container Programs: Cronos manages containers pursuant to agreements negotiated directly with corporations, partnerships and private individuals located in Europe, the United States and South Africa. Cronos does not expect to target this segment for any significant equipment funding in 2006.

The Cronos Group
     Overview of Operating Performance
     Operating conditions in the first quarter of 2006 were favorable. The combined utilization rate for the Cronos fleet was 90% at March 31, 2006 as strong global trade volumes created high levels of demand for leased containers. The following table summarizes the combined utilization of the Cronos container fleet at each of the dates indicated:

	March 31,	December 31,	March 31,
	2006	2005	2005
Utilization at end of period	90%	91%	93%
     The Group added $53 million of new container equipment to the combined fleet in the first quarter of 2006. Specialized equipment, comprising refrigerated, tank and dry freight special containers, accounted for 88% of total additions and reflected the strong demand experienced by the Group for each of these products.
     Refrigerated containers remain the fastest growing equipment type in the Cronos fleet and accounted for $27 million of total additions. This is in line with the growth in consumer demand for an increasing range of frozen food products and an increasing trend towards the transportation of these products in refrigerated containers.
     The size of the Cronos tank fleet increased by over 10% in the first three months of 2006 with the addition of almost $12 million of new equipment. Cronos expects that demand for tank containers from manufacturers of pharmaceutical, chemical and food products will increase. At March 31, 2006, Cronos had commitments with container manufacturers to acquire an additional $13 million of new equipment in 2006.
     The transportation of heavy equipment and project cargo for major infrastructure and construction projects has generated strong demand for dry freight special equipment in Asian, Australian and European markets. In addition, demand for rolltrailers has increased in line with investment by car carriers in Roll On – Roll Off ships.
     Cronos has increased its investment in specialized containers in recent years and expects this trend to continue. At March 31, 2006, specialized containers accounted for over 60% of the Owned Container fleet and 50% of the Joint Venture fleet.

	US Limited	Joint	Private
Based on original equipment cost	Partnership	Venture	Container	Owned	Total
	Programs	Program	Programs	Containers	Fleet
Dry cargo containers	79%	50%	85%	39%	62%
Specialized containers:
Refrigerated containers	16%	26%	3%	27%	18%
Tank containers	5%	13%	7%	13%	10%
Dry freight specials	—	11%	5%	21%	10%

Total	100%	100%	100%	100%	100%

     The decline in the utilization rate since the first quarter of 2005 was due primarily to a moderation in demand for leased dry cargo containers. This was due in part to an easing in demand for consumer goods in the United States, Europe and other developed countries over this period. Inventory-related costs have increased as a result. Nonetheless, overall inventories remain at historically low levels and at March 31, 2006, the utilization rate for dry cargo containers was 90%. The price of a new twenty-foot dry cargo container has increased to the current price of $1,900 from $1,450 earlier in 2006. This price is expected to increase further in line with a projected upward trend in steel prices.

The Cronos Group
     Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
     Net income for the first three months 2006 was $2.6 million. First quarter performance included the effect of strong leasing demand for dry and specialized containers, high levels of investment in new container equipment and the growth and profitability of the Joint Venture Program.
     Net income for the first quarter of 2005 was $3.6 million as the high volume of global container trade generated strong demand for leased containers. In addition, the first three months of 2005 included the following items that had the net effect of increasing net income by $1.6 million.
•	Income of $1.3 million recognized on the recovery of amounts owed by a related party;

•	The recovery of $0.8 million payable to a Private Container Program; and,

•	Legal expenses of $0.5 million incurred in connection with a former chairman and chief executive officer and the TOEMT litigation.
     Analysis & Discussion
     Gross lease revenue (“GLR”) of $35.3 million for the first quarter of 2006 was $1.3 million, or 4%, higher than for the same period in 2005 due primarily to the increase in the size of the specialized container fleet. GLR increased for all container types with the exception of dry cargo containers where GLR declined by $1.9 million due to the combined effect of a reduction in the volume of containers on lease and a smaller fleet size.
     Direct operating expenses of $5.1 million for the three month period ended March 31, 2006 were $0.6 million higher than the same period of 2005 reflecting an increase in inventory-related expenses due to increased levels of off-hire dry cargo containers.
     Operating segment information

	US
	Limited	Joint	Private
US dollar amounts in thousands	Partnership	Venture	Container	Owned
	Programs	Program	Programs	Containers	Total
Three months ended March 31, 2006
Items directly attributable to segments:
- gross lease revenue	$4,854	$11,507	$10,859	$8,044	$35,264
- direct operating expenses	(825)	(1,053)	(2,173)	(1,056)	(5,107)

net lease revenue	4,029	10,454	8,686	6,988	30,157
- direct financing lease income	—	—	—	402	402
- payments to Managed Container Programs	(2,900)	(9,559)	(7,799)	—	(20,258)
- container depreciation	—	—	—	(2,832)	(2,832)
- container interest expense	—	—	—	(1,643)	(1,643)

Segment profit	$1,129	$895	$887	$2,915	$5,826

     US Limited Partnership Programs: Segment profit of $1.1 million for the three months ended March 31, 2006 was $0.2 million lower than for the same period in 2005. Net lease revenue declined by $1.3 million compared to the corresponding period in 2005 due primarily to the effect of the disposal of containers at the end of their useful economic life and the liquidation of three partnerships during 2005. Payments to US Limited Partnership Programs declined in line with net lease revenue.

The Cronos Group
     Joint Venture Program: Segment profit increased to $0.9 million for the first quarter of 2006 compared to $0.4 million for the same period in 2005.
•	Net lease revenue increased by $5.8 million in the first quarter of 2006 reflecting the significant investment in additional equipment for the program, including the acquisition of $73.8 million of container fixed assets from the Group in August 2005; and,

•	Payments to the Joint Venture Program increased by $5.3 million in the first quarter of 2006, in line with the increase in net lease revenue for this segment.
     Private Container Programs: Segment profit of $0.9 million in the first quarter of 2006 was $0.1 million lower than in the corresponding period of 2005.
•	Net lease revenue of $8.7 million declined by $1.4 million when compared to the corresponding period of 2005 due primarily to a reduction in the quantity of containers owned by these programs; and,

•	Payments to Private Container Programs declined by $1.3 million in the first quarter of 2006 in line with the decline in net lease revenue for this segment.
     Owned Containers: Segment profit for the first quarter of 2006 decreased by $0.8 million compared to the same period in 2005 due primarily to the sale of $73.8 million of fixed assets to the Joint Venture Program in August 2005.
•	Net lease revenue of $7 million was $2.5 million lower than in the corresponding period of 2005, reflecting the decline in the size of the owned container fleet;

•	Container depreciation of $2.8 million in the first three months of 2006 was $1.7 million lower than in the same period of 2005. The primary factors for the decline were:
–	The effect of the sale of the container fixed assets to the Joint Venture Program in the third calendar quarter of 2005; and,

–	The effect of the change in the estimate of useful lives for tank, rolltrailer and flat rack products on October 1, 2005.
•	Container interest expense of $1.6 million increased slightly when compared to the first quarter of 2005. The increase in interest expense attributable to higher interest rates, was almost offset by the effect of lower debt balances further to the repayment of $64.2 million of debt utilizing part of the proceeds generated by the fixed asset sale to the Joint Venture Program in August 2005.
     Equipment trading revenue of $1.7 million for the first quarter of 2006 represented transactions for the sale of dry freight special containers for which the Group used its relationships with equipment manufacturers to assist third parties to design and acquire their own equipment and organize delivery to designated locations. Equipment trading expenses of $1.6 million represented equipment and related costs for this activity.
     Commissions, fees and other income of $1.2 million for the first quarter of 2006 increased by $0.1 million over the corresponding period in 2005 reflecting an increase in the income earned from a larger portfolio of direct financing leases.
     Selling, general and administrative expenses of $5.1 million in the first quarter of 2006 were $0.7 million lower than for the corresponding period of 2005. The main changes were attributable to:
•	A decrease of $0.5 million in the expense recognized for a stock appreciation rights plan, reflecting a decrease in the Group’s share price in the first quarter of 2006 compared to an increase in the corresponding period of 2005; and

•	A decrease of $0.3 million in legal expenses in relation to the TOEMT and Palatin legal actions.
     Income Taxes of $0.2 million for the first quarter of 2006 were $0.3 million lower than in the first quarter of 2005. The effective tax rate of 15% for the first quarter of 2006 is based on the best estimate by the Group of the expected tax rate to be applicable for the 2006 fiscal year.
     Equity in earnings of affiliate for the first quarter of 2006 was $0.5 million higher than in the corresponding period in 2005. This increase in earnings was due to the expansion of the container fleet in the Joint Venture Program, including the acquisition of $73.8 million of equipment from the Group in the third quarter of 2005.

The Cronos Group
   Liquidity and Capital Resources
     The following section discusses the effect on liquidity and capital resources of changes in the balance sheet and cash flows, commitments to container manufacturers and dividend declarations.
   Balance Sheet and Cash Flows
     Cash and cash equivalents
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
     Total cash balances of $15.8 million at March 31, 2006, were almost unchanged from the position at the beginning of the year. Payments of $12.1 million for capital expenditures, $3.5 million for the acquisition of the MKB loan notes (see Part II, Item 1 – “Legal Proceedings”) and $2 million for investments in the Joint Venture Program were offset by a $10.7 million net increase in debt funding, cash provided by operating activities of $1.5 million, cash generated by the sale of container equipment at the end of its economic life of $1.8 million and the release of $3.5 million of restricted cash.
     The cash provided by operating activities for the first quarter of 2006 was reduced by payments of:
•	$1.3 million of one-time termination payments in connection with the reorganization of the Cronos marketing and operations structures in 2005; and,

•	$2 million to container manufacturers for equipment purchased on behalf of a Managed Container Program and under an equipment trading transaction. The Group will receive the proceeds from the sale of this equipment in the second quarter of 2006.
     Restricted cash
     The restricted cash balance at March 31, 2006, included $0.4 million that was placed on deposit as security for the guarantee issued to MKB (see Note 11 (vii) herein). The decline in restricted cash in the first quarter of 2006 was primarily due the expiry of an irrevocable standby letter of credit and the reclassification of $2.9 million of cash that had been deposited by Cronos as security for the letter of credit.
     Amounts due from lessees, net
     Cash flows relating to gross lease revenue are largely dependent upon the timely collections of lease revenues from shipping lines. At March 31, 2006, the amount due from lessees was $28.1 million, representing a decline of $0.4 million from the position at December 31, 2005.
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
     Amounts receivable from Managed Container Programs
     The amounts receivable increased by $1.7 million in the first three months of 2006 due primarily to amounts owed further to the sale of $2 million of container equipment to a US Limited Partnership Program.

The Cronos Group
     New container equipment held for resale & Amounts payable to container manufacturers
     At March 31, 2006, the Group owed container manufacturers $42.7 million for equipment. Of this, $34.6 million was held as equipment for resale to Managed Container Programs, $1.1 million was held for resale to third parties under equipment trading transactions and $7 million was acquired for the Group’s Owned Containers. The Group utilizes the proceeds from the transfer of equipment held for resale to Managed Container Programs to pay the related amount due to container manufacturers.
     Other amounts payable and accrued expenses
     This balance declined by $6 million to $5.8 million in the first quarter of 2006, due primarily to payments of $2.8 million made in connection with the TOEMT transaction (see Note 11 to the condensed unaudited consolidated financial statements herein) and $1.3 million made in connection with the reorganization of the Cronos marketing and operations structures in 2005.
     Commitments to container manufacturers
     At March 31, 2006, the Group had outstanding orders to purchase container equipment of $37.6 million. Of this amount, the Group intends to sell $30.4 million to the Joint Venture Program and $1.2 million to third parties under equipment trading transactions. The remaining $6 million will be acquired by the Group using existing container funding facilities and cash.
     Declared dividends
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

The Cronos Group
Item 3 — Quantitative and Qualitative Disclosures about Market Risk
     Interest rate risk: Outstanding borrowings are subject to interest rate risk. Approximately 93.3% of total borrowings had floating interest rates at March 31, 2006. The Group conducted an analysis of borrowings outstanding at March 31, 2006, and found that if a 10% increase were applied to variable interest rates, the effect would be to reduce annual cash flows by $0.5 million.
     Exchange rate risk: Substantially all purchases of container equipment are in US dollars. In 2005, approximately 97% of the Group’s revenues were billed and paid in US dollars, and approximately 49% of expenses were incurred and paid in US dollars. For non-US dollar denominated revenues and expenses, the Group may enter into foreign currency contracts to reduce exposure to exchange rate risk. Of the non-US dollar expenses, approximately 70% were individually small, unpredictable and were incurred in various denominations. Thus, such amounts are not suitable for cost-effective hedging.
     As exchange rates are outside of the control of the Group, there can be no assurance that such fluctuations will not adversely affect its results of operations and financial condition. By reference to 2005, it is estimated that for every 10% incremental change in value of the US dollar against various foreign currencies, the effect would be to change cash flows by $1.3 million in any given year.
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
     There has been no change in the Group’s internal controls over financial reporting (as defined in Rule 13a-15(f)) that occurred during the fiscal quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Group’s internal control over financial reporting.

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
     The liquidator further seeks a declaration pursuant to Section 213 of the Insolvency Act that the Respondents and each of them is liable to contribute to the assets of TOEMT (UK) the amount of the deficiency as regards the creditors of TOEMT (UK), which the liquidator currently estimates to be at least $38 million, or, alternatively, that the Respondents make such contributions to the assets of TOEMT (UK) as the Court thinks fit.
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

The Cronos Group
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
     At the hearing held on November 4, 2005 in which the court rendered its judgment on the Respondents’ Strike-Out Application, the court awarded the liquidator reimbursement of one-half of his costs for the hearing on Respondents’ Application (estimated to be ninety thousand British pounds), denied the application of the Company and CNV (the “Remaining Respondents”) for leave to appeal the court’s judgment; and granted the liquidator leave to file his new and superseding ordinary application against the Remaining Respondents. The liquidator filed his new and superseding ordinary application against the Remaining Respondents on February 10, 2006. On November 18, 2005, the Remaining Respondents filed their notice with the court of appeal seeking leave to appeal that portion of the court’s judgment denying their Strike-Out Application, on the ground that the court’s ruling on the claims it did not strike out is incorrect as a matter of law. With respect to the liquidator’s three additional instances of alleged knowing participation by the Remaining Respondents in TOEMT (UK)’s fraudulent trading, the Remaining Respondents believe the allegations to be without merit and time-barred. On March 10, 2006, the Court of Appeal granted in part and denied in part the Remaining Respondents’ application to appeal the court’s judgment. Pending resolution of the appeal, prosecution of the underlying action is stayed. The appeal is scheduled to be heard the week of July 10, 2006.
     Purchase of TOEMT Creditor Claims
     The liquidator of the two TOEMTs has identified two creditors of TOEMT (UK) (it is now common ground that TOEMT (Isle of Man) had nominal assets and no substantive creditors). The two identified creditors of TOEMT (UK) are MKB Bank Rt., also known by its English name, the Hungarian Foreign Trade Bank (“MKB” or the “Bank”) and companies or partnerships managed by Karadas GmbH — Contrin Konsortium 1988/1, Contrin Konsortium 1988/S, Contrin Ubersee Transportgeräte Handelsgesellschaft m.b.H. & Co KG 1989, Contrin Ubersee Transportgerate Handelsgesellschaft m.b.H & Co KG 1990, Container Leasing GmbH (1993), Contrin Worldwide Containerleasing GmbH (1994 & 1995) - each a company or partnership organized and existing under the laws of Austria (collectively, the “Contrin Creditors”). The liquidator has acknowledged MKB’s creditor’s claim at $38.3 million. The Contrin Creditors initially submitted a creditor’s claim in the TOEMT (UK) insolvency proceeding aggregating $20.6 million. The Respondents understand that the liquidator rejected these claims in September 2005, but allowed the Contrin Creditors to reformulate them. The Contrin Creditors reformulated their claims and resubmitted them on or about December 15, 2005, in the aggregate amount of $2.2 million. There are no other known creditors of TOEMT (UK).
     On March 21, 2006, CNV purchased from MKB its entire TOEMT (both TOEMT (UK) and TOEMT (Isle of Man)) creditors’ claims and from the Contrin Creditors’ their entire TOEMT (both TOEMT (UK) and TOEMT (Isle of Man)) creditors’ claims, for an aggregate cash payment of $3.7 million, including fees paid to CNV’s third-party financial advisors. In addition, CNV has agreed to pay the Contrin creditors 5% of any distributions CNV receives, as creditor of the two TOEMTs, in excess of $1.9 million (which CNV currently believes to be unlikely). In addition, CNV has provided a bank guarantee to MKB to provide assurance to MKB that it will be held harmless from certain liabilities (and costs reasonably incurred in connection therewith) imposed on MKB arising from the liquidation of the two TOEMTs. The limit of the guarantee is $0.4 million. The guarantee shall remain open until the liquidation proceedings of the two TOEMTs are completed and the two TOEMTs are struck off the UK and Isle of Man companies’ registers.

The Cronos Group
CNV notified the liquidator of the two TOEMTs of its purchase of the TOEMT creditors’ claims from MKB and from the Contrin Creditors on March 28, 2006. The Company intends to pursue an end to the litigation brought by the TOEMT liquidator against the Respondents. On April 27, 2006, the Respondents demanded of the liquidator a meeting of the two TOEMTs’ creditors for the purpose of removing the liquidator and appointing a successor. On May 2, 2006, the Respondents filed their application with the court seeking an order directing the liquidator to discontinue his Section 213 proceedings against the Respondents, and for recovery of costs. On the same date, May 2, 2006, the liquidator filed his application with the court seeking directions from the court with respect to the calling of a meeting of the creditors of the two TOEMTs, as requested by the Respondents; the discontinuance of the Section 213 proceedings he has brought against the Respondents; and for recovery of costs. A hearing on the Respondents’ and the liquidator’s applications is expected to be held in early June 2006.

The Cronos Group
Item 1A — Risk Factors
     See Item 1A – “Risk Factors” in the Company’s 2005 Annual Report on Form 10-K for a detailed description of the principal risks that attend the Company and its business.
     There have been no material changes in these risk factors during the quarter ended March 31, 2006.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable
Item 3 — Defaults Upon Senior Securities
     Not applicable
Item 4 — Submission of Matters to a Vote of Security Holders
     Not applicable
Item 5 — Other Information
     Not applicable
Item 6 — Exhibits
(a)	Exhibits

Number	Exhibit
10.1	Amendment No.1, dated as of January 17, 2006 to the Third Amended and Restated Loan Agreement, dated as of August 1, 2005, among Cronos Finance (Bermuda) Limited, Fortis Bank (Nederland) N.V., NIBC Bank N.V. and Hollandsche Bank-Unie N.V.

31.1	Rule 13a-14 Certification

31.2	Rule 13a-14 Certification

32	Section 1350 Certifications

The Cronos Group
Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
THE CRONOS GROUP

SIGNATURE		TITLE	DATE

By	/s/ PETER J. YOUNGER	President and Chief Operating Officer	May 12, 2006
Peter J. Younger

	/s/ FRANK P. VAUGHAN	Chief Financial Officer,	May 12, 2006
	Frank P. Vaughan	Senior Vice President
(Principal Financial and Accounting Officer)

The Cronos Group
Exhibit Index

Number	Exhibit

10.1	Amendment No.1, dated as of January 17, 2006 to the Third Amended and Restated Loan Agreement, dated as of August 1, 2005, among Cronos Finance (Bermuda) Limited, Fortis Bank (Nederland) N.V., NIBC Bank N.V. and Hollandsche Bank-Unie N.V.
31.1	Rule 13a-14 Certification
31.2	Rule 13a-14 Certification
32	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not deemed to be “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.