Form 10-Q
period 2006-06-30
CRONOS GROUP
filed 2006-08-10
CIK 919869

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2006
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
_________________________
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
Large accelerated filer ☐ Accelerated filer ☐ Non- accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☑
     The number of Common Shares outstanding as of August 8, 2006:

Class	Number of Shares Outstanding

Common	7,648,788

The Cronos Group

The Cronos Group
PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements
     Management Representation
     Unless the context indicates otherwise, the “Company” means The Cronos Group excluding its subsidiaries, and “Cronos” or the “Group” means The Cronos Group including its subsidiaries.
     The condensed unaudited consolidated interim financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading.
     The December 31, 2005, balance sheet was derived from audited financial statements but does not include all disclosures required by US GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading.
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

The Cronos Group
Condensed Unaudited Consolidated Statements of Income and Comprehensive Income
(US dollar amounts in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Gross lease revenue	$35,038	$34,469	$70,302	$68,473
Equipment trading revenue	1,649	1,815	3,375	1,950
Commissions, fees and other income:
- Related parties	129	218	332	405
- Unrelated parties	1,253	1,675	2,240	2,550
- Gain on settlement of litigation	—	—	—	1,333

Total revenues	38,069	38,177	76,249	74,711

Direct operating expenses	4,208	4,688	9,315	9,240
Payments to Managed Container Programs:
- Related parties	13,892	8,247	26,351	16,435
- Unrelated parties	7,402	9,035	15,201	18,104
Equipment trading expenses	1,389	1,624	2,961	1,751
Depreciation and amortization	2,951	4,578	5,901	9,170
Selling, general and administrative expenses	5,015	4,909	10,149	10,702
Interest expense	1,855	1,854	3,499	3,375
Recovery of amount payable to Managed Container Program	—	—	—	(703)

Total expenses	36,712	34,935	73,377	68,074

Income before income taxes and equity in earnings of affiliate	1,357	3,242	2,872	6,637
Income taxes	(204)	(476)	(431)	(985)
Equity in earnings of unconsolidated affiliate	1,340	711	2,611	1,454

Net income	2,493	3,477	5,052	7,106
Other comprehensive income (loss):
- change in fair value of derivatives held by affiliate, net of tax	286	(433)	802	186

Comprehensive income	$2,779	$3,044	$5,854	$7,292

Basic net income per common share	$0.33	$0.47	$0.67	$0.97

Diluted net income per common share	$0.31	$0.44	$0.62	$0.90

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

The Cronos Group
Condensed Unaudited Consolidated Balance Sheets
(US dollar amounts in thousands, except per share amounts)

	June 30,	December 31,
	2006	2005
Assets
Cash and cash equivalents	$16,785	$15,829
Restricted cash	250	4,200
Amounts due from lessees	28,468	28,540
Amounts receivable from Managed Container Programs	3,586	3,391
New container equipment for resale	27,529	38,142
Net investment in direct financing leases	11,922	12,678
Investments in unconsolidated affiliates	39,922	31,358
Container equipment, net	117,938	121,988
Other equipment, net	711	1,130
Goodwill	11,038	11,038
Other intangible assets, net	251	345
Other assets	3,666	3,093

Total assets	$262,066	$271,732

Liabilities and shareholders’ equity
Amounts payable to Managed Container Programs	27,467	25,462
Amounts payable to container manufacturers	30,352	52,790
Direct operating expense payables and accruals	4,755	5,432
Other amounts payable and accrued expenses	5,392	11,873
Debt and capital lease obligations	99,584	87,780
Current and deferred income taxes	3,121	3,174
Deferred income and unamortized acquisition fees	7,706	7,684

Total liabilities	178,377	194,195

Shareholders’ equity
Common shares issued (7,650,947; 7,519,959 shares)	15,302	15,040
Additional paid-in capital	43,843	43,807
Common shares held in treasury (112,000 shares)	(297)	(297)
Accumulated other comprehensive income	1,682	880
Restricted retained earnings	1,832	1,832
Retained earnings	21,327	16,275

Total shareholders’ equity	83,689	77,537

Total liabilities and shareholders’ equity	$262,066	$271,732

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

The Cronos Group
Condensed Unaudited Consolidated Statements of Cash Flows
(US dollar amounts in thousands, except per share amounts)

	Six Months Ended
	June 30,
	2006	2005
Net cash provided by operating activities	$7,410	$15,245

Cash flows from investing activities
Purchase of container and other equipment	(17,096)	(15,560)
Investment in unconsolidated affiliate	(5,145)	(1,903)
Investment in equipment acquired for direct financing lease	(236)	(4,019)
Proceeds from sales of container and other equipment	5,338	4,748
Restricted cash	3,950	364

Net cash used in investing activities	(13,189)	(16,370)

Cash flows from financing activities
Proceeds from issuance of term debt	16,159	12,079
Repayments of term debt and capital lease obligations	(8,970)	(14,224)
Dividend paid	(1,045)	(728)
Recovery of related party loan	—	1,280
Proceeds from issuance of common stock	591	309

Net cash provided by (used in) financing activities	6,735	(1,284)

Net increase (decrease) in cash and cash equivalents	956	(2,409)
Cash and cash equivalents at beginning of period	15,829	17,579

Cash and cash equivalents at end of period	$16,785	$15,170

Supplementary disclosure of cash flow information:
Cash paid during the period for:
- interest	$2,886	$3,201
- income taxes	480	616
Cash received during the period for:
- interest	69	102
- income taxes	—	53
Non-cash activities:
- container equipment acquired under capital lease	2,504	889
- container equipment transferred to direct financing leases	1,213	1,063
- direct finance lease equipment acquired under capital lease	1,950	523
The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

The Cronos Group
Consolidated Unaudited Statement of Shareholders’ Equity
(US dollar amounts in thousands, except per share amounts)
Six months ended June 30, 2006

				Accumulated
		Additional	Common	other	Restricted		Total
	Common	paid-in	shares held	comprehensive	retained	Retained	shareholders’
	shares	capital	in treasury	income	earnings	earnings	equity
Balance, January 1, 2006	$15,040	$43,807	$(297)	$880	$1,832	$16,275	$77,537

Net income						5,052	5,052

Issue of common shares	262	362					624

Declaration of dividend		(535)					(535)

Other comprehensive income				802			802

Stock based compensation		209					209

Balance, June 30, 2006	$15,302	$43,843	$(297)	$1,682	$1,832	$21,327	$83,689

Six months ended June 30, 2005

				Accumulated
		Additional	Common	other	Restricted		Total
	Common	paid-in	shares held	comprehensive	retained	Retained	shareholders’
	shares	capital	in treasury	income	earnings	earnings	equity
Balance, January 1, 2005	$14,763	$45,358	$(297)	$230	$1,832	$8,473	$70,359

Net income						7,106	7,106

Issue of common shares	240	308					548

Declaration of dividend		(443)					(443)

Other comprehensive income				186			186

Balance, June 30, 2005	$15,003	$45,223	$(297)	$416	$1,832	$15,579	$77,756

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
     No Director’s Stock Units were awarded and no charges were recognized for the Equity Plan for the six month periods ending on June 30, 2006 and 2005, respectively. At June 30, 2006 the weighted average remaining contractual life was 5.6 years.

The Cronos Group
Notes to the Condensed Unaudited Consolidated Financial Statements
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
     On March 9, 2006, the Group granted 44,100 non-vested shares to executive and senior officers that will vest on the fourth anniversary of the date of grant. The fair value of the grant was determined to be $573, calculated at $13.00 per share, being the market value of the shares on the date of the grant. On April 3, 2006, 3,857 directors stock units were granted to non-employee directors in lieu of compensation that will vest on the business day preceding the next annual meeting of shareholders of the Company at which the term of the respective non-employee director is to expire. The fair value of the grant was determined to be $47, calculated at $12.32 per share, being the market value of the shares on the date of the grant. On June 9, 2006, the Group granted 4,500 non-vested shares to non-employee directors that will vest on the business day preceding the next annual meeting of shareholders of the Company at which the term of the respective non-employee director is to expire. The fair value of the grant was determined to be $54, calculated at $12.10 per share, being the market value of the shares on the date of the grant.
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
     The compensation expense incurred in respect of SARs is estimated using the price of the Company’s common shares on the balance sheet date as a surrogate for the price on the date of exercise. A liability is created for the estimated compensation expense and is adjusted up or down at each balance sheet date for changes in the price of the Company’s stock. A credit of $218 was recognised in the six month period ended June 30, 2006 due to a decline in the Company’s share price compared to the position at the beginning of the year. Compensation expense of $234 was recognized for the six month period ended June 30, 2005. No SARs were redeemed during the six month periods ended June 30, 2006 and 2005, respectively.

The Cronos Group
Notes to the Condensed Unaudited Consolidated Financial Statements
vii.     Summary of Stock Option Activity Under All Plans

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Life (Years)	(in thousands)
Outstanding on January 1, 2006	902,504	$4.741	4.0
Exercised	(120,000)	$5.125

Outstanding at June 30, 2006	782,504	$4.682	3.5	$5,343

Exercisable at June 30, 2006	782,504	$4.68	3.5	$5,343

viii. Adoption of new accounting standard
     As of January 1, 2006, the Group adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R — “Share-Based Payment” (“SFAS 123R”) to account for stock-based compensation. Prior to this, the Group accounted for stock-based compensation under Accounting Principles Board Opinion (“APB”) No. 25 — “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, compensation expense was measured as the amount by which the quoted market price of the stock at the date of the grant or award exceeded the exercise price, if any, to be paid by an employee and was recognized as expense over the period in which the related services were performed. The Group also applied the disclosure requirements of SFAS No. 123 — “Accounting for Stock Based Compensation” (“SFAS 123”), prior to January 1, 2006.
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
     All stock options issued prior to January 1, 2006, had fully vested by this date. The vesting period is the period in which the related services are performed. As a result, the adoption of SFAS 123R has not affected the Group’s income from continuing operations, income before income taxes and equity in earnings of unconsolidated affiliate, net income, cash flow from operations, cash flow from financing activities, or basic and diluted earnings per share.
     Total stock based compensation expense of $111 and $1 was recognised for the six month periods ending June 30, 2006 and 2005, respectively. Cronos received amounts of $591 and $309 on the exercise of options in the six month periods ending on June 30, 2006 and 2005, respectively.
     As discussed above, the Group accounted for stock-based compensation under APB 25 prior to January 1, 2006. Under SFAS 123R, the Group is required to disclose the effect on net income, net income per share and net income per diluted share, had the Company still applied the disclosure requirements of SFAS 123R for each period for which an income statement is presented. The Group has measured the fair value of stock options under SFAS 123, based on the Black Scholes option-pricing model and has determined that if the stock options had been accounted for under SFAS 123, the impact on the Group’s net income and net income per share would have been as follows (US dollar amounts in are in thousands, except per share amounts):

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
Net income:

- as reported	$3,477	$7,106
- add stock-based compensation expense included in reported net income, net of related tax effects	—	—
- deduct stock-based compensation expense computed in accordance with SFAS 123R, net of related tax effects	—	—

- pro forma	$3,477	$7,106

Basic net income per share:
- as reported	$0.47	$0.97

- pro forma	$0.47	$0.97

Diluted net income per share:
- as reported	$0.44	$0.90

- pro forma	$0.44	$0.90

The Cronos Group
Notes to the Condensed Unaudited Consolidated Financial Statements
2. Operating segment data
     Cronos has four reportable segments, which are determined based on the source of container funding for the Group’s container fleet acquisitions. The Group evaluates the performance of its reportable segments based on segment profit or loss. All revenues and expenses that are specifically identifiable to the containers within each reportable segment have been allocated to that segment and individual product revenues have been aggregated within the reportable segments.
     Segment information is provided in the tables below:

	US
	Limited	Joint	Private
	Partnership	Venture	Container	Owned
US dollar amounts in thousands	Programs	Program	Programs	Containers	Total
Three months ended June 30, 2006
Items directly attributable to segments:
- gross lease revenue	$4,403	$13,098	$10,026	$7,511	$35,038
- direct operating expenses	(653)	(999)	(1,736)	(820)	(4,208)

net lease revenue	3,750	12,099	8,290	6,691	30,830
- direct financing lease income	—	—	—	445	445
- payments to Managed Container Programs	(2,825)	(11,067)	(7,402)	—	(21,294)
- container depreciation	—	—	—	(2,837)	(2,837)
- container interest expense	—	—	—	(1,854)	(1,854)

Segment profit	$925	$1,032	$888	$2,445	$5,290

Segment assets at end of period	$4,067	$52,830	$10,749	$194,420	$262,066

	US
	Limited	Joint	Private
	Partnership	Venture	Container	Owned
US dollar amounts in thousands	Programs	Program	Programs	Containers	Total
Three months ended June 30, 2005
Items directly attributable to segments:
- gross lease revenue	$6,089	$5,322	$11,762	$11,296	$34,469
- direct operating expenses	(999)	(325)	(1,881)	(1,483)	(4,688)

net lease revenue	5,090	4,997	9,881	9,813	29,781
- direct financing lease income	—	—	—	460	460
- payments to Managed Container Programs	(3,694)	(4,553)	(9,035)	—	(17,282)
- container depreciation	—	—	—	(4,469)	(4,469)
- container interest expense	—	—	—	(1,852)	(1,852)

Segment profit	$1,396	$444	$846	$3,952	$6,638

Segment assets at end of period	$8,127	$25,251	$12,027	$222,812	$268,217

The Cronos Group
Notes to the Condensed Unaudited Consolidated Financial Statements

	US
	Limited	Joint	Private
	Partnership	Venture	Container	Owned
US dollar amounts in thousands	Programs	Program	Programs	Containers	Total
Six months ended June 30, 2006
Items directly attributable to segments:
- gross lease revenue	$9,257	$24,605	$20,885	$15,555	$70,302
- direct operating expenses	(1,478)	(2,052)	(3,909)	(1,876)	(9,315)

net lease revenue	7,779	22,553	16,976	13,679	60,987
- direct financing lease income	—	—	—	847	847
- payments to Managed Container Programs	(5,725)	(20,626)	(15,201)	—	(41,552)
- container depreciation	—	—	—	(5,669)	(5,669)
- container interest expense	—	—	—	(3,497)	(3,497)

Segment profit	$2,054	$1,927	$1,775	$5,360	$11,116

Segment assets at end of period	$4,067	$52,830	$10,749	$194,420	$262,066

	US
	Limited	Joint	Private
	Partnership	Venture	Container	Owned
US dollar amounts in thousands	Programs	Program	Programs	Containers	Total
Six months ended June 30, 2005
Items directly attributable to segments:
- gross lease revenue	$12,249	$10,312	$23,623	$22,289	$68,473
- direct operating expenses	(1,862)	(676)	(3,706)	(2,996)	(9,240)

net lease revenue	10,387	9,636	19,917	19,293	59,233
- direct financing lease income	—	—	—	813	813
- payments to Managed Container Programs	(7,665)	(8,770)	(18,104)	—	(34,539)
- container depreciation	—	—	—	(8,953)	(8,953)
- container interest expense	—	—	—	(3,458)	(3,458)

Segment profit	$2,722	$866	$1,813	$7,695	$13,096

Segment assets at end of period	$8,127	$25,251	$12,027	$222,812	$268,217

The Cronos Group
Notes to the Condensed Unaudited Consolidated Financial Statements
Reconciliation of total segment profit to income before income taxes and equity in earnings of unconsolidated affiliate:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
US dollar amounts in thousands	2006	2005	2006	2005
Segment profit	$5,290	$6,638	$11,116	$13,096
Equipment trading revenue	1,649	1,815	3,375	1,950
Unallocated commissions, fees and other operating income	819	1,390	1,504	2,051
Gain on settlement of litigation	—	—	—	1,333
Other interest income	118	43	221	91
Equipment trading expenses	(1,389)	(1,624)	(2,961)	(1,751)
Amortization of intangible assets	(47)	(47)	(94)	(94)
Non container depreciation	(67)	(62)	(138)	(123)
Selling, general and administrative expenses	(5,015)	(4,909)	(10,149)	(10,702)
Non container interest (expense) credit	(1)	(2)	(2)	83
Recovery of amount payable to a Managed Container Program	—	—	—	703

Income before income taxes and equity in earnings of affiliate	$1,357	$3,242	$2,872	$6,637

Reconciliation to total revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
US dollar amounts in thousands	2006	2005	2006	2005
Revenues directly attributable to segments:
- gross lease revenue	$35,038	$34,469	$70,302	$68,473
- direct financing lease income	445	460	847	813

	35,483	34,929	71,149	69,286
Other revenues:
- equipment trading revenue	1,649	1,815	3,375	1,950
- unallocated commissions, fees and other operating income	819	1,390	1,504	2,051
- gain on settlement of litigation	—	—	—	1,333
- other interest income	118	43	221	91

Total revenues	$38,069	$38,177	$76,249	$74,711

The Group recorded equity in the earnings of the Joint Venture Program of $1.3 million, $0.7 million, $2.6 million and $1.5 million for the three month and six month periods ended June 30, 2006 and 2005, respectively.

The Cronos Group
Notes to the Condensed Unaudited Consolidated Financial Statements
3. Earnings per common share
    The components of basic and diluted net income per share were as follows (US dollar amounts are in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income available for common shareholders	$2,493	$3,477	$5,052	$7,106

Average outstanding shares of common stock	7,532,047	7,353,267	7,522,664	7,317,683
Dilutive effect of:
- 1998 stock option	193,275	188,935	195,310	186,341
- 1999 stock option plan	198,056	263,178	200,762	268,409
- non-employee directors’ equity plan	107,368	123,935	108,307	151,900
- 2005 equity incentive plan	80,458	—	64,579	—

Common stock and common stock equivalents	8,111,204	7,929,315	8,091,622	7,924,333

Basic net income per share	$0.33	$0.47	$0.67	$0.97

Diluted net income per share	$0.31	$0.44	$0.62	$0.90

The Cronos Group
Notes to the Condensed Unaudited Consolidated Financial Statements
4. Container and other equipment
The activity in container equipment for the six months ended June 30, 2006, and the year ended December 31, 2005, was:

US dollar amounts in thousands
Cost
Balance, December 31, 2004	$294,575
Additions	64,457
Disposals	(161,551)

Balance, December 31, 2005	$197,481
Additions	6,634
Disposals	(28,539)

Balance, June 30, 2006	$175,576

Accumulated depreciation
Balance, December 31, 2004	$127,991
Depreciation expense	14,890
Disposals	(67,388)

Balance, December 31, 2005	$75,493
Depreciation expense	5,669
Disposals	(23,524)

Balance, June 30, 2006	$57,638

Book value
June 30, 2006	$117,938

December 31, 2005	$121,988

     The Group reviews the carrying value of its Owned Container equipment when changes in circumstances require consideration as to whether the carrying value of the equipment may have become impaired, pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Management considers assets to be impaired if the carrying value of the asset exceeds the future projected cash flows from use and eventual disposition (undiscounted and without interest charges). When impairment is deemed to exist, the assets are written down to fair value. The Group periodically evaluates future cash flows and potential impairment of its fleet by container type rather than for each individual container. Therefore, future losses could result for individual container dispositions due to various factors including age, condition, suitability for continued leasing, movements in foreign exchange rates, as well as geographic location of the containers. In addition, management judgment is required in estimating future cash flows from container operations. Accordingly, the estimates may not be indicative of the amounts that may be realized in future periods. No impairment was deemed to exist at June 30, 2006.
     Other equipment was net of accumulated depreciation of $2 million on both June 30, 2006, and December 31, 2005.

The Cronos Group
Notes to the Condensed Unaudited Consolidated Financial Statements
5. Selling, general & administrative expenses
     Selling, general and administrative expenses for the twelve months to December 31, 2005, included charges totalling $1.7 million in respect of one-off termination benefits relating to involuntary employee terminations pursuant to reorganizations of the Cronos marketing and operations structures. Management committed to the plans and communicated the plans to the employees during 2005. The Group made total payments of $0.4 million during 2005 leaving an amount of $1.3 million payable at December 31, 2005. In the first quarter of 2006, the Group paid the outstanding balance of $1.3 million thereby discharging all of its liabilities in respect of the reorganizations in full. The termination charges did not form part of the calculation of segment profit for any of the reportable segments as selling, general and administration expenses are not included in the calculation of segment profit.
6. Investments in related parties
     Investments take two primary forms:
     Under the first form, the investments comprise the Group’s equity interests as a general partner in six US Limited Partnership Programs at the balance sheet date. In accordance with FASB Interpretation No. 46 Revised – “Consolidation of Variable Interest Entities” (“FIN 46R”), Cronos has determined that the six Limited Partnerships qualify as variable interest entities. In each case, Cronos has concluded that neither the Company, nor any of its subsidiaries, is the primary beneficiary of any US Limited Partnership Program.
     The partnerships are all California limited partnerships managed by Cronos Capital Corp., a subsidiary of the Company. Since 1979, sixteen public limited partnerships and two private limited partnerships raised over $490 million from over 37,000 investors. Twelve of the original eighteen partnerships have been dissolved at the balance sheet date, June 30, 2006.
     These general partner investments are accounted for using the equity method. In the case of each program, the investment from the Group comprises a nominal general partner capital contribution of one thousand US dollars, representing total Cronos contributions of six thousand dollars. Earnings in respect of the equity interests in the US Limited Partnership Programs attributable to the one thousand dollars general partner capital contribution were immaterial at June 30, 2006, and December 31, 2005, respectively, and were reported as a deduction from “Payments to Managed Container Programs” rather than “Equity in earnings of unconsolidated affiliates” due to their immateriality.
     The objectives of the partnerships are to invest in marine cargo containers, to generate continuing income for distribution to the limited partners, and to realize the residual value of the container equipment at the end of its useful economic life or upon the dissolution of the individual partnerships. At June 30, 2006 and December 31, 2005, respectively, the US Limited Partnership Programs had total assets of $74.7 million and $84.3 million, and total liabilities of $3.6 million and $3.2 million. For the six month periods ended June 30, 2006 and 2005, the US Limited Partnership Programs reported total revenues of $7.4 million and $9.6 million, and net income of $1.7 million and $2.5 million, respectively. The general partner is indemnified by the partnerships for any liabilities suffered by it arising out of its activities as general partner, except in the case of misconduct or negligence. As a limited partnership, the limited partners may not be assessed for additional capital contributions, and it is possible that the general partner could be liable if the assets of the partnerships are not sufficient to pay their liabilities. However, the Group considers that the risk of any such loss is not material. Therefore, the maximum exposure for Cronos to losses as a result of its involvement with the US Limited Partnership Programs at June 30, 2006 and December 31, 2005, was $2.2 million and $2.8 million, respectively, representing the total amount due for management fees and other items from the partnerships.

The Cronos Group
Notes to the Condensed Unaudited Consolidated Financial Statements
     Under the second form, the Group has a 50% equity investment in an entity known as the Joint Venture Program, or CF Leasing Limited. The Joint Venture Program is a container purchase entity that was established in 2002 to acquire and lease marine cargo containers to third parties. It is a bankruptcy-remote, special purpose entity organized under the laws of Bermuda. Its objective is to generate income for distribution to the equity holders or for reinvestment in additional equipment and to realize the residual value of the container equipment at the end of its useful economic life. The Joint Venture Program is accounted for using the equity method. The Group has determined that the Joint Venture Program is not a variable interest entity as defined by FIN 46R. At June 30, 2006 and December 31, 2005, respectively, the Joint Venture Program had total assets of $333.2 million and $259.2 million, and total liabilities of $253.4 million and $196.6 million. For the six month periods ended June 30, 2006 and 2005, the Joint Venture Program reported total revenues of $24.6 million and $10.8 million and net income of $5.2 million and $2.9 million, respectively. At June 30, 2006 and December 31, 2005, the carrying value of the Group’s investment in the Joint Venture Program approximated its underlying equity in the net assets of the program. The maximum exposure for Cronos to losses as a result of its involvement with the Joint Venture Program at June 30, 2006 and December 31, 2005, was $40.3 million and $31.7 million, respectively, representing the total of its equity investment in the Joint Venture Program and the management fees due to Cronos from the program.
     At June 30, 2006 and December 31, 2005, the retained earnings of the Group represented by unremitted retained earnings of the Joint Venture Program were $13 million and $9.6 million, respectively. The unremitted retained earnings attributable to Cronos are included in the carrying value of the investment in the Joint Venture Program at each balance sheet date.
7. Other intangible assets
     Other intangible assets were net of accumulated amortization of $1.85 million and $1.75 million at June 30, 2006 and December 31, 2005, respectively.
8. Related party transactions
     The Group had the following related party transactions:
     i. In the six months ended June 30, 2006, the Group sold $4 million of container fixed assets to a US Limited Partnership Program.
     ii. In the six months ended June 30, 2006, the Group sold $84.2 million of container equipment to the Joint Venture Program.
     iii. Amounts receivable from Managed Container Programs includes amounts due from related parties of $3.6 million and $3.2 million at June 30, 2006 and December 31, 2005, respectively.
     iv. Amounts payable to Managed Container Programs include amounts payable to related parties of $18.4 million and $15.3 million at June 30, 2006 and December 31, 2005, respectively.
     Other related party transactions with the Joint Venture Program and with the US Limited Partnership Programs are disclosed in the condensed unaudited consolidated statements of income and comprehensive income herein.
9. Debt and capital lease obligations
    Debt and capital lease obligations are secured by container equipment and include amounts due within twelve months of $16.3 million and $11.8 million at June 30, 2006 and December 31, 2005, respectively. Interest rates under these facilities range from 4.8% to 7.5%, and they extend to various dates through to 2016.

The Cronos Group
Notes to the Condensed Unaudited Consolidated Financial Statements
     All of the debt and capital lease facilities involve agreements between subsidiaries of the Company and financial institutions. The Company has provided parent company guarantees for all $99.6 million of the outstanding debt and capital lease facilities which provide that, in the event of a default by the subsidiary, the Company will pay all amounts due under the agreements as they fall due. Based on June 2006 interest rates, the maximum potential amount of future payments for the guaranteed debt and capital lease facilities is $122.3 million. At June 30, 2006, the fair value of the debt approximated the carrying value. The estimate of fair value was based on borrowing rates currently available to the Group for debt with similar terms and average maturities. The debt and capital lease facilities are secured by container equipment. The Group receives free and clear title to the collateralized container equipment once all payments due under a facility have been made. In the event that the Group cannot make the payments due under a debt or capital lease obligation facility, the financial institution is entitled to recover the collateralized equipment and either use the related cash flows or sell the equipment and take the sale proceeds to discharge outstanding obligations of the Company. The Company considers that the cash flows and / or sales proceeds that would be generated by the collateralized equipment would be sufficient to cover outstanding obligations.
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
▪	Container equipment – depreciable lives;

▪	Container equipment – valuation;

▪	Deferred taxation;

▪	Allowance for doubtful accounts;

▪	Goodwill;

▪	Reporting lease revenue on a gross basis for Managed Container Programs; and,

▪	US Limited Partnership Programs – evaluation of expected losses and expected residual returns in accordance with FIN 46R.
11.	Commitments and contingencies (to be read in conjunction with Note 17 to the Company’s 2005 consolidated financial statements on Form 10-K).
i. Commitments
     At June 30, 2006, the Group had outstanding orders to purchase $19.3 million of container equipment.
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
     At each financial statement date, the amounts due under each agreement are recorded as a liability and disclosed under amounts payable to Managed Container Programs. The amount payable at June 30, 2006 was $9.1 million. The terms of the guarantees generally obligate the Company to ensure payments and other obligations of the subsidiary companies are performed on a timely basis and in accordance with the terms of the agreement.
     The agreements with the Private Container Programs expire between 2006 and 2015. Should a default occur, the Company would be required to make the contracted payments on behalf of the subsidiary companies over the remaining term of the agreements or until such time as the default was remedied. Based on the $3.4 million earned by the Private Container Programs for the second quarter of 2006, the Company estimates that the maximum amount of future payments for rentals collected after deducting direct operating expenses and the income earned for managing the containers would be $46.1 million. The fair value of the estimated amount of maximum future payments is $39.3 million.

The Cronos Group
Notes to the Condensed Unaudited Consolidated Financial Statements
iii. Guarantees under fixed non-cancellable operating leases
     Certain subsidiaries of the Group have fixed operating lease agreements for container equipment with Private Container Programs. The Company has provided parent company guarantees for the $18.7 million of minimum future lease payments outstanding under these agreements at June 30, 2006. The agreements provide that, in the event of a default by the subsidiary, the Company will pay all amounts due under the agreements as they fall due. The agreements contain purchase options which allow the Group to acquire the containers after a period of ten years. As of June 30, 2006, the future minimum annual lease payments under the non-cancellable operating leases were:

US dollar amounts in thousands
July 1 to December 31, 2006	$1,261
2007	2,522
2008	2,522
2009	2,522
2010	7,612
2011 and thereafter	2,304

Total	$18,743

iv. Agreements with Private Container Programs – early termination options
     Approximately 69% (based on original equipment cost) of the agreements with Private Container Programs contain early termination options, whereby the container owner may terminate the agreement if certain performance thresholds are not achieved. At June 30, 2006, approximately 44% (based on original equipment cost) of total agreements with Private Container Programs were eligible for early termination. Cronos believes that early termination of these agreements by the Private Container Programs is unlikely.
v. Agreements with Private Container Programs – change of control provisions
     Approximately 47% (based on original equipment cost) of the containers subject to agreements with Private Container Programs provide that a change in ownership of the Group, or certain subsidiaries, without the prior consent of the container owner, may constitute an event of default under the agreement. In substantially all of these agreements, the consent of the container owners may not be unreasonably withheld. In the event that consent is not obtained, the container owners may require the Group, or certain subsidiaries, to transfer possession of 36% of the containers under management to another equipment manager. Such transfer of possession may result in the Group incurring certain costs. The remaining 11% of total agreements can elect for the Group, or certain subsidiaries, to purchase the equipment pursuant to the terms of their respective agreements, generally at a stipulated percentage (determined by age of the equipment) of the original cost of the equipment.
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

The Cronos Group
Notes to the Condensed Unaudited Consolidated Financial Statements
vii. TOEMT & Provision for legal claims
     As discussed in Part II, Item 1 – “Legal Proceedings”, in June 2006 the Group reached a settlement with the TOEMT liquidator, bringing an end to the litigation. In December 2005, the Group recorded a charge of $4.1 million equal to the fair value of the costs associated with purchase of the TOEMT creditors’ claims, the related guarantee and the estimated costs of establishing the position of the Group as the sole creditor of the two TOEMTs. In the first six months of 2006, the Group made payments totalling $4.7 million in this regard.

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
          Owned Containers: The primary debt facilities include financial covenants that must be met on a quarterly basis and measure minimum tangible net worth, the maximum level of debt and capital lease obligations to tangible net worth and interest expense coverage. At June 30, 2006, the Group was in compliance with these covenants. The breach of a covenant constitutes an event of default.
          At June 30, 2006, the Group had $104 million of container borrowing facilities under which $99.6 million was being utilized. In addition, the Group had $2 million of unutilized credit facilities that were available, if required, for operating activities.
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

The Cronos Group
          Managed Container Programs
          In the first six months of 2006, 97% of payments to owners of Managed Container Programs represented agreements which generally provided that the amounts payable to container owners were based upon the rental income received from ocean carriers after deducting direct operating expenses and the income earned by Cronos for managing the equipment. The remaining 3% of payments to Managed Container Programs represented agreements under which there were fixed payment terms. Minimum lease payments on the agreements with fixed payment terms are included in Note 11 to the condensed unaudited consolidated financial statements herein.
          Joint Venture Program: The Joint Venture Program has been a major source of funding for the Group since its inception in September 2002. The Joint Venture Program is 50% owned by a subsidiary of the Group and 50% owned by a major international financial services provider. The purpose of the program is to acquire and lease marine cargo containers to third-party lessees with the lenders providing up to 80% of the cost of acquiring the containers and the joint venture partners each providing one-half of the equity to fund the balance of the capital requirements of the program. The level of available debt funding was increased to $300 million in June 2005. Under the facility, there is a one year revolving line of credit. The next renewal date is September 30, 2006. If the facility is not renewed at that date, the debt balance outstanding on that date will be repaid over a period of ten years through equal payments of principal. The future growth of the Joint Venture Program may be constrained if the revolving credit facility is not renewed on an annual basis or if the Group cannot provide the 10% cash required for its equity contribution. At June 30, 2006, the Joint Venture Program had capacity for an additional $59.4 million of new equipment.
          One of the primary objectives for the Joint Venture Program is to securitize its indebtedness. In order to achieve the minimum level of indebtedness required for a securitization, the Group sold $73.8 million of container assets to the Joint Venture Program in August 2005. Securitizing the indebtedness should result in a further reduction in the cost of debt and allow the Group to be more competitive in bidding for leasing transactions. Over the longer-term, the securitization of the indebtedness of the Joint Venture Program should result in increased growth and profitability for Cronos. There can be no assurance that the debt can be securitized or that the expected interest cost savings will materialize.
           US Limited Partnership Programs: Since 1979, Cronos has sponsored eighteen US Limited Partnerships and raised over $490 million from over 37,000 investors. Twelve of the original eighteen partnerships have been dissolved at the balance sheet date. The objectives of the partnerships are to invest in marine cargo containers, to generate continuing income for distribution to the limited partners, and to realize the residual value of the container equipment at the end of its useful economic life or upon the dissolution of the individual partnerships. The Group organized a new program in September 2005. This program is designed to raise a maximum of $25 million of proceeds, in an offering conducted pursuant to Regulation D of the Securities and Exchange Commission, from “accredited” limited partners and may also seek to augment the size of its container investments by borrowing under loan facilities secured from commercial lenders. At June 30, 2006, the program owned approximately $4 million of container assets.
          Private Container Programs: Cronos manages containers pursuant to agreements negotiated directly with corporations, partnerships and private individuals located in Europe, the United States and South Africa. Cronos does not expect to target this segment for any significant equipment funding in 2006.

The Cronos Group
          Overview of Operating Performance
          The Group experienced strong demand for all products in the first half of 2006. The combined utilization of the Cronos container fleet increased to 93% in the second quarter. The following table summarizes the combined utilization of the Cronos container fleet at each of the dates indicated:

	June 30,	March 31,	December 31,	June 30,
	2006	2006	2005	2005
Utilization at end of period	93%	90%	91%	93%
          The Group added $88 million of new container equipment to the combined fleet in the first six months of 2006. Specialized equipment, comprising refrigerated, tank and dry freight special containers, accounted for 87% of total additions. Cronos has increased its investment in specialized containers in recent years and expects this trend to continue. At June 30, 2006, specialized containers accounted for over 60% of the Owned Container fleet and 54% of the Joint Venture fleet.

	US Limited	Joint	Private
	Partnership	Venture	Container	Owned	Total
Based on original equipment cost	Programs	Program	Programs	Containers	Fleet
Dry cargo containers	78%	46%	85%	40%	60%
Specialized containers:
Refrigerated containers	15%	28%	2%	25%	19%
Tank containers	6%	14%	8%	12%	10%
Dry freight specials	1%	12%	5%	23%	11%

Total	100%	100%	100%	100%	100%

          The lease market for dry cargo containers is sensitive to the demand for consumer goods and levels of investment by shipping lines as they procure dry cargo containers for their own fleet. The utilization of the dry container fleet increased from 90% to 93% in the second quarter resulting in a 32% reduction in dry container inventories. The primary reasons for the change in demand were:
▪	Cronos implemented new lease arrangements with a number of existing customers that resulted in increased leases outs; and,

▪	A sharp rise in new container prices resulted in shipping lines leasing increasing quantities of containers rather than purchasing new equipment for their own fleets. In the first quarter of 2006, the price of a new twenty-foot dry cargo container increased from $1,450 to $1,900 quarter in response to rising steel prices. The current price is approximately $2,000.
          Gross Lease Revenue & Direct Operating Expenses
          Gross lease revenue (“GLR”) for the second quarter was $0.2 million lower than in the first quarter of 2006. Direct operating expenses declined by $0.9 million in the same period. The primary reason for these changes were:
▪	GLR for specialized containers increased by $1 million, or 8%, over the first quarter reflecting the high levels of investment in new specialized equipment acquisitions;

▪	Typically, a high proportion of the ancillary component of gross lease revenue is earned when containers are redelivered. Ancillary revenue includes drop-off charges and revenues that are earned on container repairs. For dry containers, ancillary revenues declined by $1.2 million in line with the decline of dry container redeliveries; and,

▪	Dry container direct operating expenses declined by $0.9 million due to reductions in repair and storage expenses reflecting reductions in both redeliveries and inventories.
          Net Income
          Net income for the second quarter was $0.1 million lower than in the first quarter of 2006. This was partly attributable to factors including the level of costs incurred relating to the resolution of the TOEMT litigation and to recent increases in US dollar interest rates.

The Cronos Group
     Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
          Net income for the second quarter of 2006 was $2.5 million compared to $3.5 million for the corresponding period of 2005. The decline in profitability can primarily be attributed to:
▪	A decline of $0.4 million in licence and consultancy fee income due to a reduction in the volume of transactions undertaken in 2006;

▪	A decline of $0.2 million on gains recorded on the disposal of fixed assets. This was due both to lower disposal volumes of Owned Containers and a decline in the container sales prices; and,

▪	Increased interest rates.
          Analysis & Discussion
          Gross lease revenue (“GLR”) of $35 million for the second quarter of 2006 was $0.6 million, or 2%, higher than for the same period in 2005 due primarily to the increase in the size of the specialized container fleet. GLR increased for all products with the exception of dry containers where it declined by $3.1 million as the Group disposed of older container equipment at the end of its useful economic life.
          Direct operating expenses of $4.2 million for the three month period ended June 30, 2006, were $0.5 million lower than the same period of 2005. This was mainly due to a $0.6 million reduction in repair and other activity-related expenses due to a decline in dry cargo container redeliveries in the second quarter of 2006.
          Operating segment information

	US
	Limited	Joint	Private
US dollar amounts in thousands	Partnership	Venture	Container	Owned
	Programs	Program	Programs	Containers	Total
Three months ended June 30, 2006
Items directly attributable to segments:
- gross lease revenue	$4,403	$13,098	$10,026	$7,511	$35,038
- direct operating expenses	(653)	(999)	(1,736)	(820)	(4,208)

net lease revenue	3,750	12,099	8,290	6,691	30,830
- direct financing lease income	—	—	—	445	445
- payments to Managed Container Programs	(2,825)	(11,067)	(7,402)	—	(21,294)
- container depreciation	—	—	—	(2,837)	(2,837)
- container interest expense	—	—	—	(1,854)	(1,854)

Segment profit	$925	$1,032	$888	$2,445	$5,290

          US Limited Partnership Programs: Segment profit of $0.9 million for the three months ended June 30, 2006 was $0.5 million lower than for the same period in 2005.
▪	Net lease revenue declined by $1.3 million due to the effect of the disposal of containers at the end of their useful economic life and the liquidation of four partnership programs in the preceding twelve months; and,

▪	Payments to US Limited Partnership Programs declined in line with net lease revenue.

The Cronos Group
              Joint Venture Program: Segment profit increased to $1 million for the second quarter of 2006 compared to $0.4 million for the same period in 2005.
▪	Net lease revenue increased by $7.1 million in the second quarter of 2006 reflecting the significant investment in additional equipment for the program, including the acquisition of $73.8 million of container fixed assets from the Group in August 2005; and,

▪	Payments to the Joint Venture Program increased by $6.5 million in the second quarter of 2006, in line with the increase in net lease revenue for this segment.
              Private Container Programs: Segment profit of $0.9 million in the second quarter of 2006 was almost unchanged compared to the corresponding period of 2005.
▪	Net lease revenue of $8.3 million declined by $1.6 million when compared to the corresponding period of 2005 due primarily to a reduction in the quantity of containers owned by these programs;

▪	Payments to Private Container Programs declined by $1.6 million in the second quarter of 2006 reflecting the decline in net lease revenue; and,

▪	The ratio of segment profit to net lease revenue increased from 9% to 11% due to the expiration of an agreement with relatively high fixed payment terms in the second half of 2005.
              Owned Containers: Segment profit for the second quarter of 2006 decreased by $1.5 million compared to the same period in 2005 due primarily to increased interest rates and to the sale of $73.8 million of container equipment to the Joint Venture Program in August 2005.
▪	Net lease revenue of $6.7 million was $3.1 million lower than in the corresponding period of 2005, reflecting the decline in the size of the owned container fleet;

▪	Container depreciation of $2.8 million in the second quarter of 2006 was $1.6 million lower than in the same period of 2005. The primary factors for the decline were:
-	The sale of the container fixed assets to the Joint Venture Program in the third calendar quarter of 2005; and,

-	The change in the estimate of useful lives for tank, rolltrailer and flat rack products on October 1, 2005.
▪	Container interest expense of $1.9 million was unchanged when compared to the second quarter of 2005. The increase in interest expense attributable to higher interest rates was offset by the effect of lower debt balances further to the repayment of $64.2 million of debt utilizing part of the proceeds generated by the fixed asset sale to the Joint Venture Program in August 2005.
              Equipment trading revenue of $1.6 million for the second quarter of 2006 represented transactions for the sale of dry freight special containers for which the Group used its relationships with equipment manufacturers to assist third parties to design and acquire their own equipment and organize delivery to designated locations. Equipment trading expenses of $1.4 million represented equipment and related costs for this activity.
              Commissions, fees and other income of $1.4 million for the second quarter of 2006 declined by $0.5 million compared to the corresponding period in 2005. This was primarily due to:
-	A $0.4 million decrease in licence and consultancy fee income as fewer transactions were undertaken when compared to the corresponding period of 2005; and,

-	A $0.2 million reduction in gains recorded on the disposal of container assets due both to lower disposal volumes and a decline in the container sales prices.
              Selling, general and administrative expenses of $5 million for the second quarter of 2006 were $0.1 million higher than in the corresponding period of 2005. Increases in professional services and manpower expenses were partially offset by a reduction in legal expenses for the TOEMT legal action.
              Income Taxes of $0.2 million for the second quarter of 2006 were $0.3 million lower than in the second quarter of 2005 due to a decline in the level of taxable income. The effective tax rate of 15% for the second quarter of 2006 is based on the best estimate by the Group of the expected tax rate to be applicable for the 2006 fiscal year. The effective tax rate for the second quarter of 2005 was 15%.
              Equity in earnings of unconsolidated affiliate for the second quarter of 2006 was $0.6 million higher than in the corresponding period in 2005. This increase in earnings was due to the expansion of the container fleet in the Joint Venture Program, including the acquisition of $73.8 million of equipment from the Group in the third quarter of 2005.

The Cronos Group
          Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
          Overview
              Net income for the first six months of 2006 was $5.1 million. The performance for the first half of 2006 included the effect of strong leasing demand for dry and specialized containers, high levels of investment in new container equipment and the growth and profitability of the Joint Venture Program.
              Net income for the first half of 2006 included $0.6 million of legal expenses incurred in connection with the TOEMT litigation.
              Net income for the first half of 2005 was $7.1 million and included the following items that had the net effect of increasing net income by $0.7 million:
▪	Income of $1.3 million recognized on the recovery of amounts owed by a related party;

▪	The recovery of $0.8 million payable to a Private Container Program; and,

▪	Legal expenses of $1.4 million incurred in connection with a former chairman and chief executive officer and the TOEMT litigation.
Analysis & Discussion
              Gross lease revenue (“GLR”) of $70.3 million for the first six months of 2006 was $1.8 million, or 3%, higher than for the same period in 2005. This was primarily due to the increase in the size of the specialized container fleet.
              Direct operating expenses of $9.3 million in the first half of 2006 were $0.1 million, or 1%, higher than in the corresponding period of 2005. A $1 million increase in inventory related expenses due to increased levels of off-hire dry containers in the first quarter of 2006 was almost offset by a reduction in repair and other activity-related expenses reflecting the decline in dry cargo container off-hire redelivery volumes in the second quarter of 2006.
Operating segment information

	US
	Limited	Joint	Private
US dollar amounts in thousands	Partnership	Venture	Container	Owned
	Programs	Program	Programs	Containers	Total
Six months ended June 30, 2006
Items directly attributable to segments:
- gross lease revenue	$9,257	$24,605	$20,885	$15,555	$70,302
- direct operating expenses	(1,478)	(2,052)	(3,909)	(1,876)	(9,315)

net lease revenue	7,779	22,553	16,976	13,679	60,987
- direct financing lease income	—	—	—	847	847
- payments to Managed Container Programs	(5,725)	(20,626)	(15,201)	—	(41,552)
- container depreciation	—	—	—	(5,669)	(5,669)
- container interest expense	—	—	—	(3,497)	(3,497)

Segment profit	$2,054	$1,927	$1,775	$5,360	$11,116

The Cronos Group
              US Limited Partnership Programs: Segment profit was $2.1 million for the six months ended June 30, 2006, a decline of $0.7 million compared to the same period of 2005.
▪	Net lease revenue for this segment decreased by $2.6 million over the corresponding period in 2005 due primarily to the effect of the disposal of containers at the end of their useful economic life and the liquidation of four partnership programs in the preceding twelve months.

▪	Payments to US Limited Partnership Programs declined by $1.9 million when compared to the corresponding period in 2005 reflecting the decline in net lease revenue.

▪	The ratio of segment profit to net lease revenue remained unchanged at 26%.
              Joint Venture Program: Segment profit increased to $1.9 million in the first half of 2006 from $0.9 million in the same period of 2005.
▪	Net lease revenue for this segment increased by $12.9 million in the first six months of 2006 reflecting the significant investment in additional equipment for the program; and,

▪	Payments to the Joint Venture Program increased by $11.9 million in the first half of 2006, which is in line with the increase in net lease revenue for this segment.
              Private Container Programs: Segment profit of $1.8 million in the six months ended June 30, 2006, was unchanged compared to the same period of 2005.
▪	Net lease revenue for this segment declined by $2.9 million when compared to the first six months of 2005 due primarily to the disposal of equipment; and,

▪	Payments to Private Container Programs decreased by $2.9 million over the corresponding period of 2005 reflecting the decline in net lease revenue.

▪	The ratio of segment profit to net lease revenue increased to 10% in the first half of 2006, from 9% in the same period of 2005. This was due to the expiration of an agreement with relatively high fixed payment terms in the second half of 2005.
              Segment profit on Owned Containers for the first half of 2006 decreased by $2.3 million when compared to the same period in 2005.
▪	Net lease revenue of $13.7 million was $5.6 million lower than in the corresponding period of 2005 reflecting the decline in the size of the owned container fleet;

▪	Container depreciation of $5.7 million was $3.3 million lower than in the same period of 2005. The decline was due primarily to:
-	The sale of the container fixed assets to the Joint Venture Program in the third calendar quarter of 2005; and,

-	The change in the estimate of useful lives for tank, rolltrailer and flat rack products on October 1, 2005.
▪	Container interest expense of $3.5 million was almost unchanged when compared to the first half of 2005. The increase in interest expense attributable to higher interest rates was offset by the effect of lower debt balances further to the repayment of $64.2 million of debt utilizing part of the proceeds generated by the fixed asset sale to the Joint Venture Program in August 2005.
              Equipment trading revenue of $3.4 million for the first half of 2006 represented transactions undertaken predominantly in Scandinavia and Australia for which the Group used its relationships with equipment manufacturers to assist third parties to design and acquire their own equipment and organize delivery to designated locations. Equipment trading expenses represented equipment and related costs for this activity. The profit generated by equipment trading activity in the first six months of 2006 was $0.2 million higher than in the same period of 2005, reflecting an increase in both the number of transactions undertaken and in the profit margin earned on these transactions.

The Cronos Group
          Commissions, fees and other income of $2.6 million for the first half of 2006 were $0.4 million lower than in the corresponding period of 2005. This was primarily due to a total reduction of $0.3 million for licence fee and design and consultancy fee income and reflected a reduction in the quantity of transactions undertaken in 2006.
          Gain on settlement of litigation: In January 2005, the Group completed the sale of the Amersham Estate. The order for the sale of the Amersham Estate had been directed by the UK courts so that the proceeds of the sale could be applied to discharge two charging orders that the Group had secured against Stefan M. Palatin, a former chairman of the Group, and his beneficial interest in the Amersham Estate (the “Amersham Estate”). The Group received a total of $2.613 million in respect of the two charging orders and related interest.
          The first charging order secured by Cronos was in respect of the remaining principal balance of $1.280 million owed under a loan note by Mr. Palatin and related interest of $0.347 million.
          The second charging order was secured in respect of additional amount of $0.500 million owed by Mr. Palatin and related interest of $0.486 million.
          In December 2004, the Group conducted a review of the $2.613 million proceeds expected on the sale of the Amersham Estate. The Group concluded that the loan note subject to the first charging order was recoverable and accordingly, the $1.280 million reserve that had previously been recorded against the principal balance of the loan note in 1997 was reversed and the receivable reinstated in December 2004. The remaining proceeds of $1.333 million expected on the sale of the Amersham Estate comprised the second charging order and interest due in connection with the first and second charging orders. A receivable had not previously been recorded for these items. The Group concluded that as these items represented contingent gains, they should not be recognized until the consummation of the sale of the Amersham Estate and the settlement of all contingencies requisite to the distribution of funds to the Group. Accordingly, the $1.333 million of additional proceeds were recognized in the first quarter of 2005 on the completion of the sale of the property and the distribution of the amounts due to Cronos under the charging orders.
          Selling, general and administrative expenses of $10.1 million in the first six months of 2006 were $0.6 million lower than for the corresponding period of 2005. This was primarily due to a decline of $0.6 million in legal expenses for the TOEMT and Palatin legal actions.
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
          In March 2005, the total payable to Contrin in the Cronos financial statements of $0.790 million, comprising the balance of the 1997 reserve of $0.703 million and interest accrued since the date of the 2003 Settlement Agreement of $0.087 million was reversed and recognized as income.

The Cronos Group
          Income Taxes of $0.4 million for the first six months of 2006 were $0.6 million lower than in the first half of 2005 due to a reduction in the level of taxable income. The effective tax rate of 15% for the first half of 2006 is based on the best estimate by the Group of the expected tax rate to be applicable for the 2006 fiscal year. The effective tax rate for the first half of 2005 was 15%.
          Equity in earnings of unconsolidated affiliate for the first half of 2006 was $2.6 million compared to $1.5 million for the same period in 2005. This increase in earnings is primarily due to the expansion of the container fleet in the Joint Venture Program.

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
          Total cash balances of $16.8 million at June 30, 2006, were $1 million higher than the position at the beginning of the year. Payments of $17.3 million for capital expenditures, $5.1 million for investments in the Joint Venture Program and $1 million of dividend payments were more than offset by cash provided by operating activities of $7.4 million, a net increase in debt funding of $7.2 million, cash generated by the sale of container equipment at the end of its economic life of $5.3 million, cash generated by the issuance of common stock of $0.5 million and the release of $4 million of restricted cash.
          The cash provided by operating activities in the first half of 2006 was reduced by payments of $3.5 million in respect of the acquisition of the MKB loan notes (see Part II, Item 1 – “Legal Proceedings”) and $1.3 million for one-time termination payments in connection with the reorganization of the Cronos marketing and operations structures in 2005.
          The cash provided by operating activities in the first half of 2005 was increased by the receipt of $1.333 million on the distribution of proceeds from the sale of the Amersham Estate.
          Restricted cash
          The decline in restricted cash in the first six months of 2006 was primarily due to the expiry of an irrevocable standby letter of credit and the reclassification of $2.9 million of cash that had been deposited by Cronos as security for the letter of credit.
          Amounts due from lessees, net
          Cash flows relating to gross lease revenue are largely dependent upon the timely collections of lease revenues from shipping lines. At June 30, 2006, the amount due from lessees was $28.5 million, which was unchanged from the position at December 31, 2005.
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
          Amounts receivable from Managed Container Programs
          The amounts receivable increased by $0.2 million in the first six months of 2006 due to an increase in amounts owed by the Joint Venture Program.
          New container equipment held for resale & Amounts payable to container manufacturers
          At June 30, 2006, the Group owed container manufacturers $30.4 million for equipment. Of this equipment, $27.5 million was held as equipment for resale to Managed Container Programs, $0.7 million was held for resale to third parties under equipment trading transactions

The Cronos Group
and $2.2 million was acquired for the Group’s Owned Containers. The Group utilizes the proceeds from the transfer of equipment held for resale to Managed Container Programs to pay the related amount due to container manufacturers.
          Other amounts payable and accrued expenses
          This balance declined by $6.4 million to $5.5 million in the first half of 2006, due primarily to payments of $4.1 million made in connection with the TOEMT transaction (see Note 11 to the condensed unaudited consolidated financial statements herein) and $1.3 million made in connection with the reorganization of the Cronos marketing and operations structures in 2005.
          Commitments to container manufacturers
          At June 30, 2006, the Group had outstanding orders to purchase container equipment of $19.3 million. Of this amount, the Group intends to sell $17.7 million to the Joint Venture Program and $0.2 million to third parties under equipment trading transactions. The remaining $1.4 million will be acquired by the Group using existing container funding facilities and cash.
          Declared dividends
          In March 2006, the Board of Directors declared a dividend of $0.07 per common share for the second quarter of 2006. This dividend was approved by shareholders at the 2006 annual meeting and was paid on July 13, 2006.
          On August 3, 2006, the Board of Directors declared a dividend of $0.07 per common share for the third quarter of 2006, payable on October 13, 2006 to shareholders of record as of the close of business on September 22, 2006.
          The Group believes that it has sufficient capital resources to support its operating and investing activities for the next twelve months.
Item 3 — Quantitative and Qualitative Disclosures about Market Risk
          Interest rate risk: Outstanding borrowings are subject to interest rate risk. Approximately 93.6% of total borrowings had floating interest rates at June 30, 2006. The Group conducted an analysis of borrowings outstanding at June 30, 2006, and found that if a 10% increase were applied to variable interest rates, the effect would be to reduce annual cash flows by $0.5 million.
          Exchange rate risk: Substantially all purchases of container equipment are in US dollars. In 2005, approximately 97% of the Group’s revenues were billed and paid in US dollars, and approximately 49% of expenses were incurred and paid in US dollars. Of the non-US dollar expenses, approximately 70% were individually small, unpredictable and were incurred in various denominations. Thus, such amounts are not suitable for cost-effective hedging. For the remainder of non-US dollar denominated revenues and expenses, the Group may enter into foreign currency contracts to reduce exposure to exchange rate risk.
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

The Cronos Group
Item 4 — Controls and Procedures
          The chief executive and chief financial officers of the Company have evaluated the disclosure controls and procedures of the Group as of the end of the period covered by this report. As used herein, the term “disclosure controls and procedures” has the meaning given to the term by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), and includes the controls and other procedures of the Group that are designed to ensure that information required to be disclosed by the Company in the reports that it files with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon their evaluation, the principal executive and financial officers of the Company have concluded that the Group’s disclosure controls and procedures were effective such that the information required to be disclosed by the Company in this report is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms applicable to the preparation of this report and is accumulated and communicated to management of the Group, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
          There has been no change in the Group’s internal controls over financial reporting (as defined in Rule 13a-15(f)) that occurred during the fiscal quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Group’s internal control over financial reporting.

The Cronos Group
PART II — OTHER INFORMATION
Item 1 — Legal Proceedings
          Settlement of TOEMT Litigation
          As the Company reported in its 8-K report dated June 27, 2006, the TOEMT litigation has now been settled.
          From the 1980s through early 2005, the Company, through two subsidiaries, managed containers for Transocean Equipment Manufacturing and Trading Limited (“TOEMT (UK)”), an English company. A separate company by the same name was registered in the Isle of Man (“TOEMT (Isle of Man)”). Both TOEMTs are in liquidation in England, represented by the same liquidator. On December 13, 2004, the liquidator filed his “ordinary application” (in the nature of a complaint) in the High Court of Justice, Chancery Division, Companies Court, London, against the Company and Cronos Containers N.V. (“CNV”) and Cronos Containers (Cayman) Limited (“CAY”) (collectively the “Respondents”). See the report on Form 8-K filed by the Company on January 13, 2005.
          By its 8-K report dated March 21, 2006, the Company reported its purchase of the claims of the two identified creditors of both TOEMTs. The Company reported at that time that, with the purchase of the claims of the only known creditors of both TOEMTs, the Company intended to pursue an end to the litigation brought by the TOEMT liquidator against the Respondents.
          On June 27, 2006, the Respondents settled the TOEMT litigation. Pursuant to the settlement, the liquidator agreed to discontinue the litigation he has brought against the Respondents and to release any and all claims asserted therein and any and all additional claims that he might have against the Respondents and their affiliates. Respondents agreed to make a final payment to the liquidator of £225,000 (at current exchange rates, approximately $409,000).
          As part of the settlement, the TOEMT liquidator has withdrawn his claims against the one acknowledged creditor of TOEMT (UK) – MKB Bank Rt. (“MKB”). With the withdrawal of his claims against MKB, MKB has agreed to a cancellation of a guarantee issued by CNV in favor of MKB in the amount $435,000.
          The liquidator of the two TOEMTs “discontinued” (i.e., dismissed) the proceedings brought by him against the Respondents by his notices of discontinuance filed with the High Court of Justice on June 27, 2006. The Group discharged its obligation to make a final payment to the liquidator on June 30, 2006, and the guarantee issued by CNV in favor of MKB was cancelled on June 28, 2006.
          Under the settlement, the liquidator agrees to proceed with the orderly and prompt closure of the liquidations of the two TOEMTs.
Item 1A — Risk Factors
          See Item 1A – “Risk Factors” in the Company’s 2005 Annual Report on Form 10-K for a detailed description of the principal risks that attend the Company and its business.
          There have been no material changes in these risk factors during the quarter ended June 30, 2006.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
          Not applicable
Item 3 — Defaults Upon Senior Securities
          Not applicable

The Cronos Group
Item 4 — Submission of Matters to a Vote of Security Holders
          The Company held its 2006 annual meeting of shareholders on June 8, 2006, in Luxembourg. The record date of the meeting was fixed by the Board of Directors of the Company at April 11, 2006. As of the record date, the Company had 7,599,347 common shares outstanding. The holders of 6,998,768 common shares of the Company were represented at the 2006 annual meeting of shareholders, in person or by proxy, thus constituting a quorum of the shareholders for the meeting.
          The following sets forth the proposals submitted to the shareholders and the results of the shareholder voting on the matters at the annual meeting. The election of the nominee for director required the approval, in person or by proxy, of the holders of a majority of the issued and outstanding common shares of the Company; the balance of the proposals submitted to the shareholders required the approval of the holders of a majority of the shares present in person or represented by proxy, and voting, at the meeting. Abstentions and broker non-votes were each excluded in the determination of the number of shares present and voting.
Proposal No. 1
          The election of one director, Maurice Taylor, to serve a three year term expiring in 2009.

Vote	Count
For	6,959,427
Authority withheld	39,341
          Management’s nominee for director was elected to the Board to serve a three year term expiring at the conclusion of the annual shareholders’ meeting held for 2009.
Proposal No. 2
          The approval of the declaration of a dividend of seven (7) cents per common share for the second calendar quarter of 2006.

Vote	Count
For	6,983,183
Against	14,545
Abstain	1,040
No Vote	0
          Proposal No. 2 was approved.
Proposal No. 3
          The approval of an extension, from December 1, 2006 to December 1, 2007, of the grant of authority to the Board of Directors to implement a common share repurchase program.

Vote	Count
For	5,450,727
Against	6,756
Abstain	2,540
No Vote	1,538,745
          Proposal No. 3 was approved.

The Cronos Group
Proposal No. 4
          The approval of the Company’s appointment of Deloitte S.A. as the Company’s independent auditors for the year ending December 31, 2006, and the grant of authorization to the Board of Directors to fix the compensation of the independent auditors, such appointment to remain in effect until the approval of its successor.

Vote	Count
For	6,946,107
Against	40,244
Abstain	12,417
No Vote	0
          Proposal No. 4 was approved.
Proposal No. 5
          The approval of the appointment of Fiduciaire Probitas S.a.r.l. as Luxembourg statutory auditors for the unconsolidated accounts of the Company for the year ending December 31, 2006, and the grant of authorization of the Board of Directors to fix the compensation payable to the statutory auditors, such appointment to remain in effect until the approval of its successor.

Vote	Count
For	6,945,607
Against	40,744
Abstain	12,417
No Vote	0
          Proposal No. 5 was approved.
Proposal No. 6
          The approval of the consolidated and unconsolidated financial statements of the Company for the year ended December 31, 2005, and the reports of the Company’s Board and of the independent auditors thereon.

Vote	Count
For	6,975,538
Against	600
Abstain	22,630
No Vote	0
          Proposal No. 6 was approved.

The Cronos Group
Proposal No. 7
          The discharge of Dennis J. Tietz, Peter J. Younger, Maurice Taylor, Charles Tharp, S. Nicholas Walker, and Robert M. Melzer, pursuant to Article 74 of the Luxembourg Companies Law, from the execution of their mandate as directors of the Company for the year ended December 31, 2005.

Vote	Count
For	6,950,210
Against	29,733
Abstain	18,825
No Vote	0
          Proposal No. 7 was approved.
Proposal No. 8
          A proposal to discharge Fiduciaire Probitas S.a.r.l. from the execution of its mandate as Luxembourg statutory auditors (“Commissaire aux comptes”) of the Company for the year ended December 31, 2005.

Vote	Count
For	6,950,098
Against	34,901
Abstain	13,769
No Vote	0
          Proposal No. 8 was approved.
Proposal No. 9
          The approval of the allocation of the profit reported by the Company for the year ended December 31, 2005.

Vote	Count
For	6,976,638
Against	1,100
Abstain	21,030
No Vote	0
          Proposal No. 9 was approved.

The Cronos Group
Item 5 — Other Information
          Not applicable
Item 6 — Exhibits
(a)	Exhibits

Number	Exhibit
10.1	Assignment agreement dated March 10, 2006, between MKB and Centrál Workout Pénzügyi Rt. (translated from the original Hungarian) pursuant to Exchange Rule 12b-12(d)

10.2	Deed of Release dated June 27, 2006, in respect of TOEMT litigation

10.3	Deed of Settlement dated June 27, 2006, in respect of TOEMT litigation

10.4	Amendment Number 8 to Amended and Restated Loan Agreement between CF Leasing Limited and Fortis Bank (Nederland) N.V., dated June 14, 2006

31.1	Rule 13a-14 Certification

31.2	Rule 13a-14 Certification

32	Section 1350 Certifications
Signatures
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
THE CRONOS GROUP

SIGNATURE		TITLE	DATE
By	/s/ PETER J. YOUNGER	President and Chief Operating Officer	August 10, 2006
Peter J. Younger

	/s/ FRANK P. VAUGHAN	Chief Financial Officer,	August 10, 2006
	Frank P. Vaughan	Senior Vice President
(Principal Financial and Accounting Officer)

The Cronos Group
Exhibit Index

Number	Exhibit
10.1	Assignment agreement dated March 10, 2006, between MKB and Centrál Workout Pénzügyi Rt. (translated from the original Hungarian) pursuant to Exchange Rule 12b-12(d)

10.2	Deed of Release dated June 27, 2006, in respect of TOEMT litigation

10.3	Deed of Settlement dated June 27, 2006, in respect of TOEMT litigation

10.4	Amendment Number 8 to Amended and Restated Loan Agreement between CF Leasing Limited and Fortis Bank (Nederland) N.V., dated June 14, 2006

31.1	Rule 13a-14 Certification

31.2	Rule 13a-14 Certification

32	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not deemed to be “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.