Form 10-Q
period 2006-09-30
CRONOS GROUP
filed 2006-11-13
CIK 919869

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2006
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
Large accelerated filer ☐      Accelerated filer ☐      Non- accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☑
          The number of Common Shares outstanding as of November 10, 2006:

Class	Number of Shares Outstanding
Common	7,640,673

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

The Cronos Group
Condensed Unaudited Consolidated Statements of Income and Comprehensive Income
(US dollar amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Gross lease revenue	$35,947	$35,007	$106,249	$103,480
Equipment trading revenue	526	260	3,901	2,210
Commissions, fees and other income:
- Related parties	209	209	541	614
- Unrelated parties	1,131	1,187	3,371	3,737
Gain on settlement of litigation	—	—	—	1,333

Total revenues	37,813	36,663	114,062	111,374

Direct operating expenses	3,179	4,264	12,494	13,504
Payments to Managed Container Programs:
- Related parties	15,135	11,381	41,486	27,816
- Unrelated parties	7,848	9,177	23,049	27,281
Equipment trading expenses	493	227	3,454	1,978
Depreciation and amortization	2,978	3,293	8,879	12,463
Selling, general and administrative expenses	4,951	5,635	15,100	16,337
Interest expense	1,844	1,562	5,343	4,937
Recovery of amount payable to Managed Container Program	—	—	—	(703)

Total expenses	36,428	35,539	109,805	103,613

Income before income taxes and equity in earnings of affiliate	1,385	1,124	4,257	7,761
Income taxes	(208)	(169)	(639)	(1,154)
Equity in earnings of unconsolidated affiliate	1,576	1,238	4,187	2,692

Net income	2,753	2,193	7,805	9,299
Other comprehensive (loss) income:
- change in fair value of derivatives held by affiliate, net of tax	(1,072)	483	(270)	669

Comprehensive income	$1,681	$2,676	$7,535	$9,968

Basic net income per common share	$0.36	$0.30	$1.04	$1.26

Diluted net income per common share	$0.34	$0.27	$0.96	$1.17

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

The Cronos Group
Condensed Unaudited Consolidated Balance Sheets
(US dollar amounts in thousands, except per share amounts)

	September 30,	December 31,
	2006	2005
Assets
Cash and cash equivalents	$12,739	$15,829
Restricted cash	250	4,200
Amounts due from lessees, net	28,958	28,540
Amounts receivable from Managed Container Programs	2,258	3,391
New container equipment for resale	18,386	38,142
Net investment in direct financing leases	13,005	12,678
Investments in unconsolidated affiliates	41,426	31,358
Container equipment, net	121,624	121,988
Other equipment, net	660	1,130
Goodwill	11,038	11,038
Other intangible assets, net	205	345
Other assets	4,039	3,093

Total assets	$254,588	$271,732

Liabilities and shareholders’ equity
Amounts payable to Managed Container Programs	25,812	25,462
Amounts payable to container manufacturers	26,924	52,790
Direct operating expense payables and accruals	3,886	5,432
Other amounts payable and accrued expenses	5,408	11,873
Debt and capital lease obligations	96,970	87,780
Current and deferred income taxes	3,131	3,174
Deferred income and unamortized acquisition fees	7,396	7,684

Total liabilities	169,527	194,195

Shareholders’ equity
Common shares issued (7,673,073; 7,519,959 shares)	15,347	15,040
Additional paid-in capital	43,489	43,807
Common shares held in treasury (112,000 shares)	(297)	(297)
Accumulated other comprehensive income	610	880
Restricted retained earnings	1,832	1,832
Retained earnings	24,080	16,275

Total shareholders’ equity	85,061	77,537

Total liabilities and shareholders’ equity	$254,588	$271,732

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

The Cronos Group
Condensed Unaudited Consolidated Statements of Cash Flows
(US dollar amounts in thousands, except per share amounts)

	Nine Months Ended
	September 30,
	2006	2005
Net cash provided by operating activities	$8,277	$21,989

Cash flows from investing activities
Purchase of container and other equipment	(23,980)	(24,338)
Investment in unconsolidated affiliate	(5,271)	(9,654)
Investment in equipment acquired for direct financing lease	(266)	(6,689)
Proceeds from sales of container and other equipment	11,954	82,090
Restricted cash	3,950	1,239

Net cash (used in) provided by investing activities	(13,613)	42,648

Cash flows from financing activities
Proceeds from issuance of term debt	16,659	20,744
Repayments of term debt and capital lease obligations	(13,534)	(86,395)
Dividend paid	(1,572)	(1,170)
Recovery of related party loan	—	1,280
Proceeds from issuance of common stock	693	334

Net cash provided by (used in) financing activities	2,246	(65,207)

Net decrease in cash and cash equivalents	(3,090)	(570)
Cash and cash equivalents at beginning of period	15,829	17,579

Cash and cash equivalents at end of period	$12,739	$17,009

Supplementary disclosure of cash flow information:
Cash paid during the period for:
- interest	$4,571	$5,256
- income taxes	640	818
Cash received during the period for:
- interest	98	196
- income taxes	—	53
Non-cash activities:
- container equipment acquired under capital lease	3,767	1,495
- container equipment transferred to direct financing leases	1,970	1,279
- direct finance lease equipment acquired under capital lease	2,107	523
The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

The Cronos Group
Consolidated Unaudited Statement of Shareholders’ Equity
(US dollar amounts in thousands, except per share amounts)
Nine months ended September 30, 2006

				Accumulated
		Additional	Common	other	Restricted		Total
	Common	paid-in	shares held	comprehensive	retained	Retained	shareholders’
	shares	capital	in treasury	income	earnings	earnings	equity
Balance, January 1, 2006	$15,040	$43,807	$(297)	$880	$1,832	$16,275	$77,537
Net income						7,805	7,805
Issue of common shares	307	425					732
Declaration of dividend		(1,065)					(1,065)
Other comprehensive income				(270)			(270)
Stock based compensation		322					322

Balance, September 30, 2006	$15,347	$43,489	$(297)	$610	$1,832	$24,080	$85,061

Nine months ended September 30, 2005

				Accumulated
		Additional	Common	other	Restricted		Total
	Common	paid-in	shares held	comprehensive	retained	Retained	shareholders’
	shares	capital	in treasury	income	earnings	earnings	equity
Balance, January 1, 2005	$14,763	$45,358	$(297)	$230	$1,832	$8,473	$70,359
Net income						9,299	9,299
Issue of common shares	333	256					589
Declaration of dividend		(961)					(961)
Other comprehensive income				669			669
Stock based compensation		64					64

Balance, September 30, 2005	$15,096	$44,717	$(297)	$899	$1,832	$17,772	$80,019

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
1. Stock-Based Compensation
Stock-based compensation comprises (US dollar amounts are in thousands, except per share amounts):
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
ii. 1999 stock option plan
          The Plan authorized the issuance of 500,000 common shares and permitted the Company to award to key employees incentive options and non-qualified stock options. The number of shares may be adjusted in the event of any subdivision of the outstanding shares of the common shares of the Company, the declaration of a stock dividend or like events. A total of 500,000 options were granted under the Plan and the exercise price of each option was determined by the Committee on the date of each grant. The exercise price of a stock option may be paid in cash or previously owned stock or both. The options vested and became exercisable at the rate of 25% per year on the first four anniversary dates of the grant. The options became fully vested on January 10, 2005. The term of each option is ten years.
iii. The non-employee directors equity plan
          The non-employee directors have participated in the Equity Plan in two ways: by electing to receive, in lieu of the cash compensation otherwise payable to the non-employee director, an award of “Director’s Stock Units”, and through the receipt of director’s options (“Director’s Options”) to acquire common shares of the Company. A Director’s Stock Unit is defined as the equivalent of one common share of the Company. The Equity Plan was approved in 2000, when a total of 275,000 common shares were made available for issuance under the Equity Plan, both to supply shares for the settlement of Director’s Stock Units into common shares of the Company and for issuance upon the exercise of Director’s Options. A total of 274,998 Director’s Stock Units have been issued under the Equity Plan. The option may be exercised within 10 years of the grant date. The Director’s Options vested and become exercisable over three years, with one third exercisable on the first three anniversary dates following the date of the grant. The exercise price of each Director’s Option equals the average of the fair market value of the common shares for the twenty trading days immediately preceding the date of grant of the Director’s Options. The options became fully vested on January 10, 2006.
          No Director’s Stock Units were awarded and no charges were recognized for the Equity Plan for the nine month periods ending on September 30, 2006 and 2005, respectively. At September 30, 2006 the weighted average remaining contractual life was 6 years.

The Cronos Group
Notes to the Condensed Unaudited Consolidated Financial Statements
iv. 2005 equity incentive plan
          On June 9, 2005, the Equity Incentive Plan was approved at the annual meeting of shareholders. The Equity Incentive Plan authorizes the issuance of up to 300,000 common shares, par value $2.00, that may be issued by the Company as non-vested shares or upon the settlement of director’s stock units. On July 15, 2005, 37,000 non-vested shares were granted by the Company. The 31,000 shares issued to executive and senior officers vest on the fourth anniversary of the date of grant. The remaining 6,000 shares issued to the non-employee directors vest on the business day preceding the next annual meeting of shareholders of the Company at which the term of the participant as a director is to expire. The fair value of the grant was determined to be $410, calculated at $11.07 per share, being the observable market value of the shares on the date of the grant. Compensation expense of $94 was recognised for the year ended December 31, 2005.
     On March 9, 2006, the Group granted 44,100 non-vested shares to executive and senior officers that will vest on the fourth anniversary of the date of grant. The fair value of the grant was determined to be $573, calculated at $13.00 per share, being the observable market value of the shares on the date of the grant. On April 3, 2006, 3,857 directors stock units were granted to non-employee directors in lieu of compensation that will vest on the business day preceding the next annual meeting of shareholders of the Company at which the term of the respective non-employee director is to expire. The fair value of the grant was determined to be $47, calculated at $12.32 per share, being the observable market value of the shares on the date of the grant. On June 9, 2006, the Group granted 4,500 non-vested shares to non-employee directors that will vest on the business day preceding the next annual meeting of shareholders of the Company at which the term of the respective non-employee director is to expire. The fair value of the grant was determined to be $54, calculated at $12.10 per share, being the observable market value of the shares on the date of the grant. On July 7, 2006, 4,235 directors stock units were granted to non-employee directors in lieu of compensation that will vest on the business day preceding the next annual meeting of shareholders of the Company at which the term of the respective non-employee director is to expire. The fair value of the grant was determined to be $50, calculated at $11.78 per share, being the observable market value of the shares on the date of the grant. On July 13, 2006, 23 additional directors stock units were granted to non-employee directors for dividends payable on July 13 on unsettled directors stock units. The fair value of the grant was minimal.
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
          The compensation expense incurred in respect of SARs is estimated using the price of the Company’s common shares on the balance sheet date as a surrogate for the price on the date of exercise. A liability is created for the estimated compensation expense and is adjusted up or down at each balance sheet date for changes in the price of the Company’s stock. An expense of $80 was recognized in the nine month period ended September 30, 2006 due to an increase in the Company’s share price compared to the position at the beginning of the year.

The Cronos Group
Notes to the Condensed Unaudited Consolidated Financial Statements
Compensation expense of $376 was recognized for the nine month period ended September 30, 2005. No SARs were redeemed during the nine month periods ended September 30, 2006 and 2005, respectively.
vii. Summary of Stock Option Activity Under All Plans

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Life (Years)	(in thousands)
Outstanding on January 1, 2006	902,504	$4.741	4.0
Exercised	(142,126)	$5.046

Outstanding at September 30, 2006	760,378	$4.684	3.2	$6,323

Exercisable at September 30, 2006	760,378	$4.684	3.2	$6,323

viii. Adoption of new accounting standard
     On January 1, 2006, the Group adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R — “Share-Based Payment” (“SFAS 123R”) to account for stock-based compensation. Prior to this, the Group accounted for stock-based compensation under Accounting Principles Board Opinion (“APB”) No. 25 — “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, compensation expense was measured as the amount by which the quoted market price of the stock at the date of the grant or award exceeded the exercise price, if any, to be paid by an employee and was recognized as expense over the period in which the related services were performed. The Group also applied the disclosure requirements of SFAS No. 123 – “Accounting for Stock Based Compensation” (“SFAS 123”), prior to January 1, 2006.
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
     Total stock based compensation expense of $175 and $65 was recognised for the nine month periods ending September 30, 2006 and 2005, respectively. Cronos received amounts of $693 and $334 on the exercise of options in the nine month periods ending on September 30, 2006 and 2005, respectively.
     As discussed above, the Group accounted for stock-based compensation under APB 25 prior to January 1, 2006. Under SFAS 123R, the Group is required to disclose the effect on net income, net income per share and net income per diluted share, had the Company still applied the disclosure requirements of SFAS 123R for each period for which an income statement is presented. The Group has measured the fair value of stock options under SFAS 123, based on the Black Scholes option-pricing model and has determined that if the stock options had been accounted for under SFAS 123, the impact on the Group’s net income and net income per share would have been as follows (US dollar amounts are in thousands, except per share amounts):

The Cronos Group
Notes to the Condensed Unaudited Consolidated Financial Statements

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
Net income:

- as reported	$2,193	$9,299
- add stock-based compensation expense included in reported net income, net of related tax effects	—	—
- deduct stock-based compensation expense computed in accordance with SFAS 123, net of related tax effects	—	—

- pro forma	$2,193	$9,299

Basic net income per share:
- as reported	$0.30	$1.26

- pro forma	$0.30	$1.26

Diluted net income per share:
- as reported	$0.27	$1.17

- pro forma	$0.27	$1.17

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
Segment information is provided in the tables below:

	US
	Limited	Joint	Private
	Partnership	Venture	Container	Owned
US dollar amounts in thousands	Programs	Program	Programs	Containers	Total
Three months ended September 30, 2006
Items directly attributable to segments:
- gross lease revenue	$4,251	$14,320	$10,065	$7,311	$35,947
- direct operating expenses	(366)	(995)	(1,260)	(558)	(3,179)

net lease revenue	3,885	13,325	8,805	6,753	32,768
- direct financing lease income	—	—	—	452	452
- payments to Managed Container Programs	(2,941)	(12,194)	(7,848)	—	(22,983)
- container depreciation	—	—	—	(2,864)	(2,864)
- container interest expense	—	—	—	(1,844)	(1,844)

Segment profit	$944	$1,131	$957	$2,497	$5,529

Segment assets at end of period	$5,772	$55,613	$10,693	$182,510	$254,588

	US
	Limited	Joint	Private
	Partnership	Venture	Container	Owned
US dollar amounts in thousands	Programs	Program	Programs	Containers	Total
Three months ended September 30, 2005
Items directly attributable to segments:
- gross lease revenue	$5,844	$9,099	$11,928	$8,136	$35,007
- direct operating expenses	(857)	(607)	(1,731)	(1,069)	(4,264)

net lease revenue	4,987	8,492	10,197	7,067	30,743
- direct financing lease income	—	—	—	450	450
- payments to Managed Container Programs	(3,633)	(7,748)	(9,177)	—	(20,558)
- container depreciation	—	—	—	(3,180)	(3,180)
- container interest expense	—	—	—	(1,561)	(1,561)

Segment profit	$1,354	$744	$1,020	$2,776	$5,894

Segment assets at end of period	$7,679	$38,517	$12,630	$171,572	$230,398

The Cronos Group
Notes to the Condensed Unaudited Consolidated Financial Statements

	US
	Limited	Joint	Private
	Partnership	Venture	Container	Owned
US dollar amounts in thousands	Programs	Program	Programs	Containers	Total
Nine months ended September 30, 2006
Items directly attributable to segments:
- gross lease revenue	$13,508	$38,925	$30,950	$22,866	$106,249
- direct operating expenses	(1,844)	(3,047)	(5,169)	(2,434)	(12,494)

net lease revenue	11,664	35,878	25,781	20,432	93,755
- direct financing lease income	—	—	—	1,299	1,299
- payments to Managed Container Programs	(8,666)	(32,820)	(23,049)	—	(64,535)
- container depreciation	—	—	—	(8,533)	(8,533)
- container interest expense	—	—	—	(5,341)	(5,341)

Segment profit	$2,998	$3,058	$2,732	$7,857	$16,645

Segment assets at end of period	$5,772	$55,613	$10,693	$182,510	$254,588

	US
	Limited	Joint	Private
	Partnership	Venture	Container	Owned
US dollar amounts in thousands	Programs	Program	Programs	Containers	Total
Nine months ended September 30, 2005
Items directly attributable to segments:
- gross lease revenue	$18,093	$19,411	$35,551	$30,425	$103,480
- direct operating expenses	(2,719)	(1,283)	(5,437)	(4,065)	(13,504)

net lease revenue	15,374	18,128	30,114	26,360	89,976
- direct financing lease income	—	—	—	1,263	1,263
- payments to Managed Container Programs	(11,298)	(16,518)	(27,281)	—	(55,097)
- container depreciation	—	—	—	(12,133)	(12,133)
- container interest expense	—	—	—	(5,019)	(5,019)

Segment profit	$4,076	$1,610	$2,833	$10,471	$18,990

Segment assets at end of period	$7,679	$38,517	$12,630	$171,572	$230,398

The Cronos Group
Notes to the Condensed Unaudited Consolidated Financial Statements
Reconciliation of total segment profit to income before income taxes and equity in earnings of unconsolidated affiliate:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
US dollar amounts in thousands	2006	2005	2006	2005
Segment profit	$5,529	$5,894	$16,645	$18,990
Equipment trading revenue	526	260	3,901	2,210
Unallocated commissions, fees and other operating income	790	837	2,294	2,888
Gain on settlement of litigation	—	—	—	1,333
Other interest income	98	109	319	200
Equipment trading expenses	(493)	(227)	(3,454)	(1,978)
Amortization of intangible assets	(47)	(47)	(141)	(141)
Non container depreciation	(67)	(66)	(205)	(189)
Selling, general and administrative expenses	(4,951)	(5,635)	(15,100)	(16,337)
Non container interest (expense) credit	—	(1)	(2)	82
Recovery of amount payable to a Managed Container Program	—	—	—	703

Income before income taxes and equity in earnings of affiliate	$1,385	$1,124	$4,257	$7,761

Reconciliation to total revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
US dollar amounts in thousands	2006	2005	2006	2005
Revenues directly attributable to segments:
- gross lease revenue	$35,947	$35,007	$106,249	$103,480
- direct financing lease income	452	450	1,299	1,263

	36,399	35,457	107,548	104,743

Other revenues:
- equipment trading revenue	526	260	3,901	2,210
- unallocated commissions, fees and other operating income	790	837	2,294	2,888
- gain on settlement of litigation	—	—	—	1,333
- other interest income	98	109	319	200

Total revenues	$37,813	$36,663	$114,062	$111,374

The Group recorded equity in the earnings of the Joint Venture Program of $1.6 million, $1.2 million, $4.2 million and $2.7 million for the three month and nine month periods ended September 30, 2006 and 2005, respectively.
Segment assets as at September 30, 2005 have been restated to rectify the allocation of assets between reportable segments on this date. This change has no impact on the net assets of the Company.

The Cronos Group
Notes to the Condensed Unaudited Consolidated Financial Statements
3.	Earnings per common share

The components of basic and diluted net income per share were as follows (US dollar amounts are in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income available for common shareholders	$2,753	$2,193	$7,805	$9,299

Average outstanding shares of common stock	7,561,073	7,432,807	7,535,227	7,356,058
Dilutive effect of:
- 1998 stock option	193,070	186,888	194,563	186,523
- 1999 stock option plan	188,741	256,559	199,786	264,459
- non-employee directors’ equity plan	102,519	118,699	106,378	140,833
- 2005 equity incentive plan	87,715	—	72,291	—

Common stock and common stock equivalents	8,133,118	7,994,953	8,108,245	7,947,873

Basic net income per share	$0.36	$0.30	$1.04	$1.26

Diluted net income per share	$0.34	$0.27	$0.96	$1.17

The Cronos Group
Notes to the Condensed Unaudited Consolidated Financial Statements
4. Container and other equipment
The activity in container equipment for the nine months ended September 30, 2006, and the year ended December 31, 2005, was:

US dollar amounts in thousands
Cost
Balance, December 31, 2004	$294,575
Additions	64,457
Disposals	(161,551)

Balance, December 31, 2005	$197,481
Additions	21,707
Disposals	(38,890)

Balance, September 30, 2006	$180,298

Accumulated depreciation
Balance, December 31, 2004	$127,991
Depreciation expense	14,890
Disposals	(67,388)

Balance, December 31, 2005	$75,493
Depreciation expense	8,533
Disposals	(25,352)

Balance, September 30, 2006	$58,674

Book value
September 30, 2006	$121,624

December 31, 2005	$121,988

     The Group reviews the carrying value of its Owned Container equipment when changes in circumstances require consideration as to whether the carrying value of the equipment may have become impaired, pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Management considers assets to be impaired if the carrying value of the asset exceeds the future projected cash flows from use and eventual disposition (undiscounted and without interest charges). When impairment is deemed to exist, the assets are written down to fair value. The Group periodically evaluates future cash flows and potential impairment of its fleet by container type rather than for each individual container. Therefore, future losses could result for individual container dispositions due to various factors including age, condition, suitability for continued leasing, movements in foreign exchange rates, as well as geographic location of the containers. In addition, management judgment is required in estimating future cash flows from container operations. Accordingly, the estimates may not be indicative of the amounts that may be realized in future periods. No impairment was deemed to exist at September 30, 2006.
          Other equipment was net of accumulated depreciation of $2.1 million and $2 million on September 30, 2006, and December 31, 2005, respectively.

The Cronos Group
Notes to the Condensed Unaudited Consolidated Financial Statements
5. Selling, general & administrative expenses
          Selling, general and administrative expenses for the twelve months ended December 31, 2005, included charges totalling $1.7 million in respect of one-off termination benefits relating to involuntary employee terminations pursuant to reorganizations of the Cronos marketing and operations structures. Management committed to the plans and communicated the plans to the employees during 2005. The Group made total payments of $0.4 million during 2005 leaving an amount of $1.3 million payable at December 31, 2005. In the first quarter of 2006, the Group paid the outstanding balance of $1.3 million thereby discharging all of its liabilities in respect of the reorganizations in full. The termination charges did not form part of the calculation of segment profit for any of the reportable segments as selling, general and administration expenses are not included in the calculation of segment profit.
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
     The partnerships are all California limited partnerships managed by Cronos Capital Corp., the general partner and a subsidiary of the Company. Since 1979, sixteen public limited partnerships and two private limited partnerships raised over $492 million from over 37,000 investors. Twelve of the original eighteen partnerships have been dissolved at the balance sheet date.
     These general partner investments are accounted for using the equity method. In the case of each program, the investment from the Group comprises a nominal general partner capital contribution of one thousand US dollars, representing total Cronos contributions of six thousand dollars. Earnings in respect of the equity interests in the US Limited Partnership Programs attributable to the one thousand dollar general partner capital contribution were immaterial at September 30, 2006, and December 31, 2005, respectively, and were reported as a deduction from “Payments to Managed Container Programs” rather than “Equity in earnings of unconsolidated affiliates” due to their immateriality.
     The objectives of the partnerships are to invest in marine cargo containers, to generate continuing income for distribution to the limited partners, and to realize the residual value of the container equipment at the end of its useful economic life or upon the dissolution of the individual partnerships. At September 30, 2006 and December 31, 2005, respectively, the US Limited Partnership Programs had total assets of $69.3 million and $84.3 million, and total liabilities of $2.5 million and $3.2 million. For the nine month periods ended September 30, 2006 and 2005, the US Limited Partnership Programs reported total revenues of $11.1 million and $14.8 million, and net income of $2.7 million and $4.5 million, respectively. The general partner is indemnified by the partnerships for any liabilities suffered by it arising out of its activities as general partner, except in the case of misconduct or negligence. As a limited partnership, the limited partners may not be assessed for additional capital contributions, and it is possible that the general partner could be liable if the assets of the partnerships are not sufficient to pay their liabilities. However, the Group considers that the risk of any such loss is not material. Therefore, the maximum exposure for Cronos to losses as a result of its involvement with the US Limited Partnership Programs at September 30, 2006 and December 31, 2005, was $1.9 million and $2.8 million, respectively, representing the total amount due for management fees and other items from the partnerships.

The Cronos Group
Notes to the Condensed Unaudited Consolidated Financial Statements
     Under the second form, the Group has a 50% equity investment in an entity known as the Joint Venture Program, or CF Leasing Ltd. The Joint Venture Program is a container purchase entity that was established in 2002 to acquire and lease marine cargo containers to third parties. It is a bankruptcy-remote, special purpose entity organized under the laws of Bermuda. Its objective is to generate income for distribution to the equity holders or for reinvestment in additional equipment and to realize the residual value of the container equipment at the end of its useful economic life. The Joint Venture Program is accounted for using the equity method. The Group has determined that the Joint Venture Program is not a variable interest entity as defined by FIN 46R. At September 30, 2006 and December 31, 2005, respectively, the Joint Venture Program had total assets of $351.6 million and $259.2 million, and total liabilities of $268.8 million and $196.6 million. For the nine month periods ended September 30, 2006 and 2005, the Joint Venture Program reported total revenues of $39.0 million and $20.2 million and net income of $8.4 million and $5.4 million, respectively. At September 30, 2006 and December 31, 2005, the carrying value of the Group’s investment in the Joint Venture Program approximated its underlying equity in the net assets of the program. The maximum exposure for Cronos to losses as a result of its involvement with the Joint Venture Program at September 30, 2006 and December 31, 2005, was $41.8 million and $31.7 million, respectively, representing the total of its equity investment in the Joint Venture Program and the management fees due to Cronos from the program.
     At September 30, 2006 and December 31, 2005, the retained earnings of the Group represented by unremitted retained earnings of the Joint Venture Program were $13.5 million and $9.6 million, respectively. The unremitted retained earnings attributable to Cronos are included in the carrying value of the investment in the Joint Venture Program at each balance sheet date.
7. Other intangible assets
          Other intangible assets were net of accumulated amortization of $1.89 million and $1.75 million at September 30, 2006 and December 31, 2005, respectively.
8. Related party transactions
          The Group had the following related party transactions:
          i. In the nine months ended September 30, 2006, the Group sold $4.6 million of container equipment to a US Limited Partnership Program.
          ii. In the nine months ended September 30, 2006, the Group sold $111.1 million of container equipment to the Joint Venture Program.
          iii. Amounts receivable from Managed Container Programs includes amounts due from related parties of $2.3 million and $3.2 million at September 30, 2006 and December 31, 2005, respectively.
          iv. Amounts payable to Managed Container Programs include amounts payable to related parties of $16.6 million and $15.3 million at September 30, 2006 and December 31, 2005, respectively.
          Other related party transactions with the Joint Venture Program and with the US Limited Partnership Programs are disclosed in the condensed unaudited consolidated statements of income and comprehensive income herein.
9. Debt and capital lease obligations
     Debt and capital lease obligations are secured by container equipment and include amounts due within twelve months of $15.7 million and $11.8 million at September 30, 2006 and December 31, 2005, respectively. Interest rates under these facilities range from 5.4% to 7.4%, and they extend to various dates through to 2016.

The Cronos Group
Notes to the Condensed Unaudited Consolidated Financial Statements
     All of the debt and capital lease facilities involve agreements between subsidiaries of the Company and financial institutions. The Company has provided parent company guarantees for all $97 million of the outstanding debt and capital lease facilities which provide that, in the event of a default by the subsidiary, the Company will pay all amounts due under the agreements as they fall due. Based on September 2006 interest rates, the maximum potential amount of future payments for the guaranteed debt and capital lease facilities is $117.7 million. At September 30, 2006, the fair value of the debt approximated the carrying value. The estimate of fair value was based on borrowing rates currently available to the Group for debt with similar terms and average maturities. The debt and capital lease facilities are secured by container equipment. The Group receives free and clear title to the collateralized container equipment once all payments due under a facility have been made. In the event that the Group cannot make the payments due under a debt or capital lease obligation facility, the financial institution is entitled to recover the collateralized equipment and either use the related cash flows or sell the equipment and take the sale proceeds to discharge outstanding obligations of the Company. The Company considers that the cash flows and / or sales proceeds that would be generated by the collateralized equipment would be sufficient to cover outstanding obligations.
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
i. Commitments
          At September 30, 2006, the Group had outstanding orders to purchase $12.5 million of container equipment.
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
     At each financial statement date, the amounts due under each agreement are recorded as a liability and disclosed under amounts payable to Managed Container Programs. The aggregate amount payable at September 30, 2006 was $25.8 million. The terms of the guarantees generally obligate the Company to ensure payments and other obligations of the subsidiary companies are performed on a timely basis and in accordance with the terms of the agreement.
     The agreements with the Private Container Programs expire between 2006 and 2015. Should a default occur, the Company would be required to make the contracted payments on behalf of the subsidiary companies over the remaining term of the agreements or until such time as the default was remedied. Based on the $3.6 million earned by the Private Container Programs in the third quarter of 2006, the Company estimates that the maximum amount of future payments for rentals collected after deducting direct operating expenses and the income earned for managing the containers would be $47.2 million. The fair value of the estimated amount of maximum future payments is $40.4 million.

The Cronos Group
Notes to the Condensed Unaudited Consolidated Financial Statements
iii. Guarantees under fixed non-cancellable operating leases
     Certain subsidiaries of the Group have fixed operating lease agreements for container equipment with Private Container Programs. The Company has provided parent company guarantees for the $18.1 million of minimum future lease payments outstanding under these agreements at September 30, 2006. The agreements provide that, in the event of a default by the subsidiary, the Company will pay all amounts due under the agreements as they fall due. The agreements contain purchase options which allow the Group to acquire the containers after a period of ten years. As of September 30, 2006, the future minimum annual lease payments under the non-cancellable operating leases were:

US dollar amounts in thousands
October 1 to December 31, 2006	$631
2007	2,522
2008	2,522
2009	2,522
2010	7,612
2011 and thereafter	2,304

Total	$18,113

iv. Agreements with Private Container Programs – early termination options
     Approximately 69% (based on original equipment cost) of the agreements with Private Container Programs contain early termination options, whereby the container owner may terminate the agreement if certain performance thresholds are not achieved. At September 30, 2006, approximately 41% (based on original equipment cost) of total agreements with Private Container Programs were eligible for early termination. Cronos believes that early termination of these agreements by the Private Container Programs is unlikely.
v. Agreements with Private Container Programs – change of control provisions
     Approximately 46% (based on original equipment cost) of the containers subject to agreements with Private Container Programs provide that a change in ownership of the Group, or certain subsidiaries, without the prior consent of the container owner, may constitute an event of default under the agreement. In substantially all of these agreements, the consent of the container owners may not be unreasonably withheld. In the event that consent is not obtained, the container owners may require the Group, or certain subsidiaries, to transfer possession of 35% of the containers under management to another equipment manager. Such transfer of possession may result in the Group incurring certain costs. The remaining 11% of total agreements can elect for the Group, or certain subsidiaries, to purchase the equipment pursuant to the terms of their respective agreements, generally at a stipulated percentage (determined by age of the equipment) of the original cost of the equipment.
vi. Joint Venture Program – change of control provisions
     Under the operative documents governing the Joint Venture Program, certain changes in control of the Group constitute an event of default, permitting the lenders to the Joint Venture Program to accelerate repayment of the Joint Venture Program’s indebtedness. In addition, whether or not a change of control constitutes an event of default, one of the agreements governing the Joint Venture Program provides that upon a change in control of the Group, the Group’s joint venture partner (and lead lender to the Joint Venture Program) may cause the Group to purchase the container assets of the Joint Venture Program at a purchase price equal to their book value plus a premium of 10%, and to purchase all other assets of the Joint Venture Program at their book value. In addition, at the election of the parent of the Group’s joint venture partner (and lead lender), the parent may cause the Joint Venture Program to repay, in full, the Joint Venture Program’s outstanding indebtedness.

The Cronos Group
Notes to the Condensed Unaudited Consolidated Financial Statements
vii. TOEMT & Provision for legal claims
          As discussed in Part II, Item 1 – “Legal Proceedings”, in June 2006 the Group reached a settlement with the TOEMT liquidator, bringing an end to the litigation. In December 2005, the Group recorded a charge of $4.1 million equal to the fair value of the costs associated with purchase of the TOEMT creditors’ claims, the related guarantee and the estimated costs of establishing the position of the Group as the sole creditor of the two TOEMTs. A further $0.6 million of costs were incurred in the first half of 2006 with regard to the settlement of the litigation. In the first six months of 2006, the Group made payments totalling $4.7 million in this regard.
12. New accounting pronouncements
          In June 2006, the FASB issued FIN No. 48 – “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is effective for fiscal years beginning after December 15, 2006. Earlier adoption is encouraged, providing no financial statements have yet been issued during the fiscal year. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 – “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Cronos will adopt FIN 48 on January 1, 2007. Management is currently evaluating FIN 48 to determine if its adoption will have an impact on the financial position or result of operations of the Group.
          In September 2006, the FASB issued SFAS No. 157 – “Fair Value Measurements” (“SFAS 157”). SFAS 157 is effective for financial statements for fiscal years beginning after November 17, 2007 and interim periods within those fiscal years. Earlier adoption is encouraged, providing no financial statements have yet been issued during the fiscal year. SFAS 157 defines fair value, the methods used to measure fair value and will require expanded disclosures about fair value measurements. Cronos will adopt SFAS 157 on January 1, 2007 but does not expect adoption to have a significant impact on the financial position or result of operations of the Group.
          In September 2006, the FASB issued FASB Staff Position No. AUG AIR-1 (“FSP”) which addresses the accounting for planned major maintenance activities and is effective for fiscal years beginning after December 15, 2006, although earlier adoption is permitted as of the beginning of an entity’s fiscal year. The guidance in the FSP shall be applied retrospectively for all financial statements presented, unless it is impracticable to do so. This FSP amends certain provisions in the AICPA Industry Audit Guide, “Audits of Airlines” and APB Opinion No. 28, “Interim Financial Reporting”. The FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. Cronos will adopt the FSP on January 1, 2007. Management is currently evaluating the FSP to determine if its adoption will have an impact on the financial position or result of operations of the Group.
          In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Section N to Topic 1, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires the evaluation of prior year misstatements using both the balance sheet approach and the income statement approach. In the initial year of adoption, should either approach result in quantifying an error that is material in the light of quantitative and qualitative factors, SAB 108 guidance allows for a one-time cumulative effect adjustment to opening retained earnings. In years subsequent to adoption, previously undetected misstatements deemed material shall result in the restatement of previously issued financial statements in accordance with SFAS No. 154 – “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SAB 108 is effective for financial statements for fiscal years ending after November 15, 2006. Management does not expect adoption to have a significant impact on the financial position or result of operations of the Group.

The Cronos Group
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The following discussion of the Group’s financial condition and results of operations should be read in conjunction with the Company’s latest Annual Report on Form 10-K and the financial statements and the notes thereto appearing elsewhere in this report.
     Funding Overview
          The Group operates a diversified fleet of containers across four reportable segments. Revenues are generated by leasing to ocean carriers marine containers that are owned either by the Group itself (“Owned Containers”) or by Managed Container Programs, comprising the Joint Venture Program, US Limited Partnership Programs and Private Container Programs. These leases, which generate most of the Group’s revenues, are generally operating leases.
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
          The ability of the Group to add new equipment to both its owned and managed fleets was one of the main reasons for its growth and profitability in recent years. Cronos recognizes that the structure of its funding base and its ability to secure competitively priced funding from third parties in order to expand its container fleet is crucial to its future growth and profitability.
          Owned Containers
          The primary debt facilities include financial covenants that must be met on a quarterly basis and measure minimum tangible net worth, the maximum level of debt and capital lease obligations to tangible net worth and interest expense coverage. At September 30, 2006, the Group was in compliance with these covenants. The breach of a covenant constitutes an event of default.
          At September 30, 2006, the Group had $104 million of container borrowing facilities under which $97 million was being utilized. In addition, the Group had $2 million of unutilized credit facilities that were available, if required, for operating activities.
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
          In addition to the Revolving Credit Facility, the Group finances the acquisition of equipment with term debt and capital lease facilities. In 2005, the Group secured $25 million of such funding and expects to utilize a total of $15 million of similar funding in 2006 of which $10 million has been utilized to date.

The Cronos Group
     Managed Container Programs
          Joint Venture Program: The Joint Venture Program has been a major source of funding for the Group since its inception in September 2002. The Joint Venture Program is 50% owned by a subsidiary of the Group and 50% owned by a major international financial services provider. The purpose of the program is to acquire and lease marine cargo containers to third-party lessees with the lenders providing up to 80% of the cost of acquiring the containers and the joint venture partners each providing one-half of the equity to fund the balance of the capital requirements of the program. In November 2006, the parties to the Joint Venture Program agreed to the following changes to its debt facility:
▪	The revolving credit period was extended for one year until October 31, 2007;

▪	The maximum debt funding commitment increased from $300 million to $350 million; and,

▪	The interest rate margin over the one month London Inter-Bank Offered Rate (“Libor”) declined from 1.625% to 1.25%.
          The revolving credit facility is subject to annual review and if it is not extended on October 31, 2007, the debt balance outstanding on that date will be repaid over a period of ten years through equal payments of principal. The future growth of the Joint Venture Program may be constrained if the revolving credit facility is not renewed on an annual basis or if the Group cannot provide the 10% cash required for its equity contribution. At September 30, 2006, the Joint Venture Program had capacity for an additional $40.4 million of new equipment.
          One of the primary objectives for the Joint Venture Program is to securitize its indebtedness. In order to achieve the minimum level of indebtedness required for a securitization, the Group sold $73.8 million of container assets to the Joint Venture Program in August 2005. Securitizing the indebtedness should result in a further reduction in the cost of debt and allow the Group to be more competitive when submitting bids for leasing transactions. Over the longer term, the securitization of the indebtedness of the Joint Venture Program should result in increased growth and profitability for Cronos. There can be no assurance that the debt can be securitized or that the expected interest cost savings will materialize.
     US Limited Partnership Programs: Since 1979, Cronos has sponsored eighteen US Limited Partnerships and raised over $492 million from over 37,000 investors. Twelve of the original eighteen partnerships have been dissolved at the balance sheet date. The objectives of the partnerships are to invest in marine cargo containers, to generate continuing income for distribution to the limited partners, and to realize the residual value of the container equipment at the end of its useful economic life or upon the dissolution of the individual partnerships.
          The Group organized a new program in September 2005. This program is designed to raise a maximum of $25 million of proceeds, in an offering conducted pursuant to Regulation D of the Securities and Exchange Commission, from “accredited” limited partners and may also seek to augment the size of its container investments by borrowing under loan facilities secured from commercial lenders. At September 30, 2006, the program owned approximately $4.6 million of container assets.
          Private Container Programs: Cronos manages containers pursuant to agreements negotiated directly with corporations, partnerships and private individuals located in Europe, the United States and South Africa. Cronos does not expect to target this segment for any significant equipment funding in 2006.
          Minimum lease payments on the agreements with Private Container Programs with fixed payment terms are included in Note 11 to the condensed unaudited consolidated financial statements herein. In the first nine months of 2006 fixed payments to Private Container Programs represented 3% of total payments to all Managed Container Programs.

The Cronos Group
          Overview of Operating Performance
          The Group added $114.5 million of new container equipment to the combined fleet of owned and managed containers during the first nine months of 2006. This compares to $93.2 million for the corresponding period of 2005. Specialized equipment, comprising refrigerated, tank and dry freight special containers, accounted for 85% of total additions to date in 2006 compared to 63% for the same period of the prior year. This is in line with the increased investment targets set for specialized equipment for 2006 based on the growth and profit expectations for these products.

	Cronos Fleet Container Additions
	For the nine months ended September 30,
(in USD millions)	2006	2005
Dry cargo containers	$16.8	$35.4
Specialized containers:
Refrigerated containers	45.2	22.2
Tank containers	22.6	17.6
Dry freight specials	29.9	18.0

Total	$114.5	$93.2

          Overall, the Group experienced strong leasing demand for all products in its existing container fleet during the first nine months of 2006. Volumes of containerized trade have increased on almost all of the major trade routes although customers report that the combined effect of increased fuel and interest costs has put downward pressure on their profit margins.
          The combined utilization of the Cronos container fleet at the end of the third quarter was 93%. The following table summarizes the combined utilization of the Cronos container fleet at each of the dates indicated:

	September 30,	December 31,	September 30,
	2006	2005	2005
Utilization at end of period	93%	91%	92%
          The lease market for the existing fleet of dry cargo containers has performed well during 2006. Utilization increased to 94% by the end of the third quarter compared to 91% at the beginning of the year. Demand strengthened at the end of the first quarter in response to the implementation of new lease arrangements with a number of existing customers and due to a sharp increase in new container prices which saw shipping lines leasing increasing quantities of existing container fleets rather than purchasing new equipment for their own fleets. In the first quarter of 2006, the price of a new twenty-foot dry cargo container increased from $1,450 to $1,900 in response to rising steel prices. The current price has dropped back to approximately $1,750.
          Inventories of off-hire dry containers have fallen by 37% since the beginning of the year. Direct operating costs have declined as a result and between the first and third quarters of 2006 they fell from $5.1 million to $3.2 million reflecting the reduction in both inventory-related and activity-related costs. The fleet performance of each of the Cronos reportable segments has increased as a result.

The Cronos Group
Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005
          Net income for the third quarter of 2006 was $2.8 million compared to $2.2 million for the corresponding period of 2005. The increase in profitability can primarily be attributed to a $0.7 million decline in selling, general and administrative expenses.
          Analysis & Discussion
          Gross lease revenue (“GLR”) of $35.9 million for the third quarter of 2006 was $0.9 million, or 3%, higher than for the same period in 2005 due primarily to the increase in the size of the specialized container fleet. GLR increased for all products with the exception of dry containers where it declined by $3.6 million as the Group disposed of older container equipment at the end of its useful economic life.
          Direct operating expenses of $3.2 million for the three month period ended September 30, 2006, were $1.1 million lower than the same period of 2005. This was due primarily to a reduction in repair and other activity-related expenses reflecting lower volumes of both dry cargo container redeliveries and inventories in the third quarter of 2006.
          Operating segment information

	US
	Limited	Joint	Private
	Partnership	Venture	Container	Owned
US dollar amounts in thousands	Programs	Program	Programs	Containers	Total
Three months ended September 30, 2006
Items directly attributable to segments:
- gross lease revenue	$4,251	$14,320	$10,065	$7,311	$35,947
- direct operating expenses	(366)	(995)	(1,260)	(558)	(3,179)

net lease revenue	3,885	13,325	8,805	6,753	32,768
- direct financing lease income	—	—	—	452	452
- payments to Managed Container Programs	(2,941)	(12,194)	(7,848)	—	(22,983)
- container depreciation	—	—	—	(2,864)	(2,864)
- container interest expense	—	—	—	(1,844)	(1,844)

Segment profit	$944	$1,131	$957	$2,497	$5,529

          US Limited Partnership Programs: Segment profit of $0.9 million for the three months ended September 30, 2006 was $0.4 million lower than for the same period in 2005.
▪	Net lease revenue declined by $1.1 million due to the effect of the disposal of containers at the end of their useful economic life and the liquidation of four partnership programs in the preceding twelve months; and,

▪	Payments to US Limited Partnership Programs declined in line with net lease revenue.

The Cronos Group
          Joint Venture Program: Segment profit increased to $1.1 million for the third quarter of 2006 from $0.7 million for the same period in 2005.
▪	Net lease revenue increased by $4.8 million in the third quarter of 2006 reflecting the significant investment in additional equipment for the program, including the acquisition of $73.8 million of container fixed assets from the Group in August 2005; and,

▪	Payments to the Joint Venture Program increased by $4.4 million in the third quarter of 2006, in line with the increase in net lease revenue for this segment.
          Private Container Programs: Segment profit of $1 million in the third quarter of 2006 was almost unchanged compared to the corresponding period of 2005.
▪	Net lease revenue of $8.8 million declined by $1.4 million when compared to the corresponding period of 2005 due primarily to a reduction in the quantity of containers owned by these programs;

▪	Payments to Private Container Programs declined by $1.3 million in the third quarter of 2006 reflecting the decline in net lease revenue; and,

▪	The ratio of segment profit to net lease revenue increased from 10% to 11% due to the expiration of an agreement with relatively high fixed payment terms in the second half of 2005.
          Owned Containers: Segment profit for the third quarter of 2006 declined by $0.3 million compared to the same period in 2005 due primarily to the effect of increased interest rates.
▪	Net lease revenue of $6.8 million was $0.3 million lower than in the corresponding period of 2005, reflecting the decline in the size of the owned container fleet;

▪	Container depreciation of $2.9 million in the third quarter of 2006 was $0.3 million lower than in the same period of 2005. The primary factors for the decline were:
-	The sale of the container fixed assets to the Joint Venture Program in the third calendar quarter of 2005; and,

-	The change in the estimate of useful lives for tank, rolltrailer and flat rack products on October 1, 2005.
▪	Container interest expense of $1.8 million was $0.3 million higher when compared to the third quarter of 2005 due primarily to increased interest rates.
          Equipment trading revenue of $0.5 million for the third quarter of 2006 represented transactions for the sale of dry freight special containers for which the Group used its relationships with equipment manufacturers to assist third parties to design and acquire their own equipment and organize delivery to designated locations. Equipment trading expenses represented equipment and related costs for this activity.
          Commissions, fees and other income of $1.3 million for the third quarter of 2006 were slightly lower than in the corresponding period in 2005 as a $0.2 million increase in CPC licence fee income in the third quarter of 2006 was offset by a reduction in the level of gains recorded on the disposal of fixed assets.
          Selling, general and administrative expenses of $5 million for the third quarter of 2006 were $0.7 million lower than in the corresponding period of 2005. The main changes were attributable to:
▪	A $1 million charge recorded in the third quarter of 2005 for one-off termination benefits relating to involuntary employee terminations. There was no equivalent charge in the third quarter of 2006.
This was partially offset by:
▪	A $0.2 million increase in the charge for a stock appreciation rights plan in the third quarter of 2006 due to a larger increase in the Company’s share price in this period than in the corresponding period of 2005.
          Income Taxes of $0.2 million for the third quarter of 2006 increased slightly when compared to the third quarter of 2005 in line with an increase in the level of taxable income. The effective tax rate of 15% for the third quarter of 2006 is based on the best estimate by the Group of the expected tax rate to be applicable for the 2006 fiscal year. The effective tax rate for the third quarter of 2005 was 15%.
          Equity in earnings of unconsolidated affiliate for the third quarter of 2006 was $0.3 million higher than in the corresponding period in 2005. This increase in earnings was due to the expansion of the container fleet in the Joint Venture Program, including the acquisition of $73.8 million of equipment from the Group in the third quarter of 2005.

The Cronos Group
     Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005
     Overview
          Net income for the first nine months of 2006 was $7.8 million. The performance for the first nine months of 2006 included the effect of:
▪	The growth and profitability of the Joint Venture Program;

▪	Increased interest expense of $0.4 million reflecting higher interest rates; and,

▪	A $0.4 million decline in gains recorded on the disposals from the Owned Container fleet.
          Net income for the first nine months of 2006 included legal expenses that were incurred primarily in connection with the TOEMT litigation and had the effect of reducing net income by $0.9 million.
          Net income for the first nine months of 2005 was $9.3 million and included the following items that had the net effect of reducing net income by $0.3 million:
▪	Income of $1.3 million recognized on the recovery of amounts owed by a related party;

▪	The recovery of $0.8 million payable to a Private Container Program;

▪	One-off termination charges of $0.8 million (net of income tax adjustments) recorded in connection with the implementation of restructuring plans; and,

▪	Legal expenses of $1.6 million incurred in connection with actions involving a former chairman and TOEMT.
Analysis & Discussion
          Gross lease revenue (“GLR”) of $106.2 million for the first nine months of 2006 was $2.8 million, or 3%, higher than for the same period in 2005. This was primarily due to the increase in the size of the specialized container fleet.
          Direct operating expenses of $12.5 million in the first nine months of 2006 were $1 million, or 7%, lower than in the corresponding period of 2005 due to the reduction in repair and other activity-related expenses in line with the decline in the level of dry cargo container off-hires in the second and third quarters of 2006.
          Operating segment information

	US
	Limited	Joint	Private
	Partnership	Venture	Container	Owned
US dollar amounts in thousands	Programs	Program	Programs	Containers	Total
Nine months ended September 30, 2006
Items directly attributable to segments:
- gross lease revenue	$13,508	$38,925	$30,950	$22,866	$106,249
- direct operating expenses	(1,844)	(3,047)	(5,169)	(2,434)	(12,494)

net lease revenue	11,664	35,878	25,781	20,432	93,755
- direct financing lease income	—	—	—	1,299	1,299
- payments to Managed Container Programs	(8,666)	(32,820)	(23,049)	—	(64,535)
- container depreciation	—	—	—	(8,533)	(8,533)
- container interest expense	—	—	—	(5,341)	(5,341)

Segment profit	$2,998	$3,058	$2,732	$7,857	$16,645

The Cronos Group
          US Limited Partnership Programs: Segment profit was $3 million for the nine months ended September 30, 2006, a decline of $1.1 million compared to the same period of 2005.
▪	Net lease revenue for this segment decreased by $3.7 million over the corresponding period in 2005 due primarily to the effect of the disposal of containers at the end of their useful economic life and the liquidation of four partnership programs in the preceding twelve months;

▪	Payments to US Limited Partnership Programs declined by $2.6 million when compared to the corresponding period in 2005 reflecting the decline in net lease revenue; and,

▪	The ratio of segment profit to net lease revenue remained unchanged at approximately 26%.
          Joint Venture Program: Segment profit increased to $3.1 million in the first nine months of 2006 from $1.6 million in the same period of 2005.
▪	Net lease revenue for this segment increased by $17.8 million in the first nine months of 2006 reflecting the significant investment in additional equipment for the program; and,

▪	Payments to the Joint Venture Program increased by $16.3 million in the first nine months of 2006, which is in line with the increase in net lease revenue for this segment.
          Private Container Programs: Segment profit of $2.7 million in the nine months ended September 30, 2006, decreased by $0.1 million compared to the same period of 2005.
▪	Net lease revenue for this segment declined by $4.3 million when compared to the first nine months of 2005 due primarily to the disposal of equipment at the end of its economic life;

▪	Payments to Private Container Programs decreased by $4.2 million over the corresponding period of 2005 reflecting the decline in net lease revenue; and,

▪	The ratio of segment profit to net lease revenue increased to 11% in the first nine months of 2006, from 10% in the same period of 2005. This was due to the expiration of an agreement with relatively high fixed payment terms in the second half of 2005.
          Segment profit on Owned Containers for the first nine months of 2006 decreased by $2.6 million when compared to the same period in 2005.
▪	Net lease revenue of $20.4 million was $5.9 million lower than in the corresponding period of 2005 reflecting the decline in the size of the owned container fleet;

▪	Container depreciation of $8.5 million was $3.6 million lower than in the same period of 2005. The decline was due primarily to:
-	The sale of the container fixed assets to the Joint Venture Program in the third calendar quarter of 2005; and,

-	The change in the estimate of useful lives for tank, rolltrailer and flat rack products on October 1, 2005.
▪	Container interest expense of $5.3 million was $0.3 million higher when compared to the first nine months of 2005. The increase in interest expense attributable to higher interest rates was partially offset by the effect of lower debt balances further to the repayment of $64.2 million of debt utilizing part of the proceeds generated by the fixed asset sale to the Joint Venture Program in August 2005.
          Equipment trading revenue of $3.9 million for the first nine months of 2006 represented transactions undertaken predominantly in Europe and Australia for which the Group used its relationships with equipment manufacturers to assist third parties to design and acquire their own equipment and organize delivery to designated locations. Equipment trading expenses represented equipment and related costs for this activity. The profit generated by equipment trading activity in the first nine months of 2006 was $0.2 million higher than in the same period of 2005, reflecting an increase in both the number of transactions undertaken and in the profit margin earned on these transactions.

The Cronos Group
          Commissions, fees and other income of $3.9 million for the first nine months of 2006 were $0.4 million lower than in the corresponding period of 2005. This was primarily due to reduction of $0.4 in the level of gains recorded on the disposal of fixed assets reflecting a decline in the disposal volumes of Owned Containers and a decline in the container sales prices.
          Gain on settlement of litigation: In January 2005, the Group completed the sale of the Amersham Estate. The order for the sale of the Amersham Estate had been directed by the UK courts so that the proceeds of the sale could be applied to discharge two charging orders that the Group had secured against a former chairman of the Group, and his beneficial interest in the Amersham Estate (the “Amersham Estate”). The Group received a total of $2.613 million in respect of the two charging orders and related interest.
          The first charging order secured by Cronos was in respect of the remaining principal balance of $1.280 million owed under a loan note with the former chairman and related interest of $0.347 million.
          The second charging order was secured in respect of additional amount of $0.500 million owed by the former chairman and related interest of $0.486 million.
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
          Selling, general and administrative expenses of $15.1 million in the first nine months of 2006 were $1.2 million lower than for the corresponding period of 2005. This change was primarily attributable to:
▪	A decline in the level of legal expenses recorded for actions involving TOEMT and the former chairman; and,

▪	The first nine months of 2005 included $1.2 million of charges in respect of one-time termination benefits that were incurred pursuant to a reorganization of the Group’s marketing and operations structures. There was no corresponding charge in the first nine months of 2006.
These reductions were partially offset by:
▪	Increased manpower and professional services costs in the first nine months of 2006.
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
          In 2003, the Company calculated that the present value of the total $3.5 million future cash payments under the Settlement Agreement installment payment plan, discounted using an appropriate risk-free interest rate, was $3.3 million. In addition, the Group had previously recorded a reserve of approximately $3 million against the Contrin claims. Interest was charged to the Company’s income statement over the period for performance of the Settlement Agreement using the effective interest rate method.
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

The Cronos Group
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
          Income Taxes of $0.6 million for the first nine months of 2006 were $0.5 million lower than in the first nine months of 2005 due to a reduction in the level of taxable income. The effective tax rate of 15% for the first nine months of 2006 is based on the best estimate by the Group of the expected tax rate to be applicable for the 2006 fiscal year. The effective tax rate for the first nine months of 2005 was 15%.
          Equity in earnings of unconsolidated affiliate for the first nine months of 2006 was $4.2 million compared to $2.7 million for the same period in 2005. This increase in earnings is primarily due to the expansion of the container fleet in the Joint Venture Program.

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
          Total cash balances of $12.7 million at September 30, 2006, were $3.1 million lower than the position at the beginning of the year. Payments of $24.2 million for capital expenditures, $5.3 million for investments in the Joint Venture Program and $1.6 million of dividend payments more than offset cash provided by operating activities of $8.3 million, a net increase in debt funding of $3.1 million, cash generated by the sale of container equipment at the end of its economic life of $12 million, cash generated by the issuance of common stock of $0.7 million and the release of $4 million of restricted cash.
          The cash provided by operating activities in the first nine months of 2006 was reduced by payments of $3.5 million in respect of the acquisition of the MKB loan notes (see Part II, Item 1 – “Legal Proceedings”) and $1.3 million for one-time termination payments in connection with the reorganization of the Cronos marketing and operations structures in 2005.
          The cash provided by operating activities in the first nine months of 2005 was increased by the receipt of $1.333 million on the distribution of proceeds from the sale of the Amersham Estate.
          The transaction involving the sale of the $73.8 million of container assets to the Joint Venture Program in August 2005 and the resulting $64.2 million debt repayment is one of the primary reasons for the decline in cash generated by operating activities between the first nine months of 2006 and 2005. Previously, the assets were funded by the Revolving Credit Facility and the related principal payments were reported as a deduction from cash provided by financing activities. Since the Joint Venture Program acquired ownership of the assets, the net cash flows attributable to the program in each period form part of payments to Managed Container Programs and are included as a deduction from cash provided by operating activities.
          Restricted cash
          The decline in restricted cash in the first nine months of 2006 was primarily due to the expiry of a partially used irrevocable standby letter of credit and the reclassification of $2.9 million of cash that had been deposited by Cronos as security for the letter of credit.
          Amounts due from lessees, net
          Cash flows relating to gross lease revenue are largely dependent upon the timely collections of lease revenues from shipping lines. At September 30, 2006, the amount due from lessees was $29 million, an increase of $0.4 million from the position at December 31, 2005.
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

The Cronos Group
          Amounts receivable from Managed Container Programs
          The amounts receivable for direct operating costs declined by $1.1 million reflecting the reduction in inventory-related and activity-related costs for the Managed Container Programs.
          New container equipment held for resale & Amounts payable to container manufacturers
          At September 30, 2006, the Group owed container manufacturers $26.9 million for equipment. Of this equipment, $17.7 million was held as equipment for resale to Managed Container Programs, $0.7 million was held for resale to third parties under equipment trading transactions and $8.5 million was acquired for the Group’s Owned Containers. The Group utilizes the proceeds from the transfer of equipment held for resale to Managed Container Programs to pay the related amount due to container manufacturers.
          Other amounts payable and accrued expenses
          This balance declined by $6.5 million to $5.4 million in the first nine months of 2006, and this reduction comprised payments of $4.1 million made in connection with the TOEMT transaction (see Note 11 to the condensed unaudited consolidated financial statements herein) and $1.3 million made in connection with the reorganization of the Cronos marketing and operations structures in 2005.
          Commitments to container manufacturers
          At September 30, 2006, the Group had outstanding orders to purchase container equipment of $12.5 million. Of this amount, the Group intends to sell $11.8 million to the Joint Venture Program and $0.1 million to third parties under equipment trading transactions. The remaining $0.6 million will be acquired by the Group using existing container funding facilities and cash.
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
          On November 9, 2006, the Board of Directors declared a dividend of $0.15 per common share, payable 7 cents per common share on January 10, 2007, for the fourth quarter of 2006 to shareholders of record as of the close of business on December 29, 2006, and 8 cents per common share on April 10, 2007, for the first quarter of 2007 to shareholders of record as of the close of business on March 23, 2007.
          The Group believes that it has sufficient capital resources to support its operating and investing activities for the next twelve months.
Item 3 — Quantitative and Qualitative Disclosures about Market Risk
          Interest rate risk: Outstanding borrowings are subject to interest rate risk. Approximately 94% of total borrowings had floating interest rates at September 30, 2006. The Group conducted an analysis of borrowings outstanding at September 30, 2006, and found that if a 10% increase were applied to variable interest rates, the effect would be to reduce annual cash flows by $0.5 million.
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

The Cronos Group
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
          There has been no change in the Group’s internal controls over financial reporting (as defined in Rule 13a-15(f)) that occurred during the fiscal quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Group’s internal control over financial reporting.

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
          On June 27, 2006, the Respondents settled the TOEMT litigation. Pursuant to the settlement, the liquidator agreed to discontinue the litigation he has brought against the Respondents and to release any and all claims asserted therein and any and all additional claims that he might have against the Respondents and their affiliates. Respondents agreed to make a final payment to the liquidator of £225,000 (at then current exchange rates, approximately $409,000).
          As part of the settlement, the TOEMT liquidator withdrew his claims against the one acknowledged creditor of TOEMT (UK) – MKB Bank Rt. (“MKB”). With the withdrawal of his claims against MKB, MKB cancelled a guarantee issued by CNV in favor of MKB in the amount $435,000.
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
          There have been no material changes in these risk factors during the quarter ended September 30, 2006.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
          Not applicable
Item 3 — Defaults Upon Senior Securities
          Not applicable

The Cronos Group
Item 4 — Submission of Matters to a Vote of Security Holders
          Not applicable
Item 5 — Other Information
          Not applicable
Item 6 — Exhibits

(a)	Exhibits

Number	Exhibit
10.1	Amendment Number 11 to Loan Agreement, dated as of November 8, 2006, by and among CF Leasing Ltd. (“CF Leasing”), Fortis Bank (Nederland) N.V. (“Fortis Bank”), as agent and lender, and the other lenders.

10.2	Amendment Number 5, dated as of November 8, 2006, to Members Agreement, dated as of September 18, 2002, by and among CF Leasing, FB Transportation Capital LLC and Cronos Equipment (Bermuda) Limited, and joined by The Cronos Group.

10.3	Amendment Number 6, dated as of November 8, 2006, to Members Agreement, dated as of September 18, 2002, by and among CF Leasing, FB Transportation Capital LLC, FB Aviation & Intermodal Finance Holding B.V. and Cronos Equipment (Bermuda) Limited, and joined by The Cronos Group.

10.4	Engagement letter, dated as of November 8, 2006, by and between CF Leasing and Fortis Capital Corp.

31.1	Rule 13a-14 Certification

31.2	Rule 13a-14 Certification

32	Section 1350 Certifications
Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
THE CRONOS GROUP

SIGNATURE		TITLE	DATE
By	/s/ PETER J. YOUNGER	President and Chief Operating Officer	November 13, 2006
Peter J. Younger

	/s/ FRANK P. VAUGHAN	Chief Financial Officer,	November 13, 2006
	Frank P. Vaughan	Senior Vice President (Principal Financial and Accounting Officer)

The Cronos Group
Exhibit Index

Number	Exhibit
10.1	Amendment Number 11 to Loan Agreement, dated as of November 8, 2006, by and among CF Leasing Ltd. (“CF Leasing”), Fortis Bank (Nederland) N.V. (“Fortis Bank”), as agent and lender, and the other lenders.

10.2	Amendment Number 5, dated as of November 8, 2006, to Members Agreement, dated as of September 18, 2002, by and among CF Leasing, FB Transportation Capital LLC and Cronos Equipment (Bermuda) Limited, and joined by The Cronos Group.

10.3	Amendment Number 6, dated as of November 8, 2006, to Members Agreement, dated as of September 18, 2002, by and among CF Leasing, FB Transportation Capital LLC, FB Aviation & Intermodal Finance Holding B.V. and Cronos Equipment (Bermuda) Limited, and joined by The Cronos Group.

10.4	Engagement letter, dated as of November 8, 2006, by and between CF Leasing and Fortis Capital Corp.

31.1	Rule 13a-14 Certification

31.2	Rule 13a-14 Certification

32	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not deemed to be “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.