Form 10-K
period 2006-12-31
CRONOS GROUP
filed 2007-03-16
CIK 919869

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2006
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
Common Shares, $2 par value per share
(Title of Class)
      Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     YES ☐  NO ☑
      Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     YES ☐  NO ☑
      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☑  NO ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)      YES ☐  NO ☑
      The aggregate market value of common shares held by non-affiliates of the Registrant calculated by reference to the closing price on June 30, 2006, (the last business day of the Registrant’s second fiscal quarter in 2006), was approximately $68,815,562.
      The number of Common Shares outstanding as of March 16, 2007:

Class	Number of Shares Outstanding

Common	7,645,673
      Portions of the following documents have been incorporated by reference into this report.

Document	Form 10-K Parts

Proxy Statement for Annual Meeting to be held in 2007	Part II — Item 5, Part III

TABLE OF CONTENTS
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
      The information in this Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the securities laws. These forward-looking statements reflect the current view of the Group with respect to future events and financial performance and are subject to a number of risks and uncertainties, many of which are beyond the Group’s control. All statements, other than statements of historical facts included in this report, regarding strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of the Group are forward-looking statements. When used in this report, the words “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project”, and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. All forward-looking statements speak only as of the date of this report. The Group undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ii

PART I
Item 1 — Business
          Introduction
      The Company is a limited liability company (société anonyme holding) organized in Luxembourg with its registered office at 5, Rue Guillaume Kroll, L-1882 Luxembourg (telephone (352) 26 48 36 88). The Company is registered with the Luxembourg Registrar of Companies under registration number R.C.S. Lux. B. 27489. The internet address of the Company is www.cronos.com.
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
      Cronos is one of the world’s leading lessors (by aggregate TEU capacity) of intermodal marine containers. It owns and manages a fleet of dry cargo and specialized containers. Through an extensive global network of offices and agents, Cronos leases both its own and other owners’ containers to over 400 ocean carriers and transport operators, including the majority of the 25 largest ocean carriers. The following chart summarizes the combined Cronos fleet by product at each of the dates presented:

	Cronos Fleet (in TEU thousands)
	at December 31,

	2006	2005	2004	2003	2002

Dry cargo containers	377.2	393.9	399.1	370.5	364.5
Specialized containers:
Refrigerated containers	18.8	14.9	11.5	12.3	13.3
Tank containers	6.1	4.9	3.5	2.7	2.4
Dry freight specials	41.7	32.1	25.2	20.3	14.8

Total fleet	443.8	445.8	439.3	405.8	395.0

          Proposed Sale of the Company’s Assets
      Cronos announced on February 28, 2007, the proposed sale of the Company’s assets to CRX Acquisition Ltd. (“CRX”), an affiliate of Fortis Bank S.A./ N.V. (“Fortis”). The Fortis group of companies includes the Company’s lead lender and its partner in a joint venture container funding program (the “Joint Venture Program”). The Company reported the proposed sale in its Form 8-K report of March 2, 2007, which the Company incorporates herein by this reference. Consummation of the transaction requires the approval of Cronos’ shareholders, which will be sought at the Company’s 2007 annual meeting. The proxy statement for that meeting will contain detailed disclosures regarding the transaction. As proposed, the transaction consists of the sale of all of the Company’s assets to CRX and the assumption by CRX of all of the Company’s liabilities, for a cash payment of $133.7 million, an amount sufficient to generate a liquidating distribution to the Company’s shareholders of $16.00 per share, without interest and subject to any required withholding of taxes. In connection with the proposed sale, the Company will submit to its shareholders a plan of liquidation, providing for the liquidation of the Company promptly after sale of its assets to CRX and CRX’s assumption of the Company’s liabilities. If approved by the Company’s shareholders, and the transaction closes, Cronos will liquidate and dissolve, and its business will be continued by CRX as a private company. The management of Cronos will continue as the management of CRX, and members of the senior management of Cronos will acquire an equity interest in the purchaser. The Company anticipates a closing of the transaction in the summer of 2007.
      Cronos advises its shareholders to review the March 2, 2007, Form 8-K report and the proxy statement Cronos will distribute to its shareholders in anticipation of the 2007 meeting of shareholders at which the transaction will be presented for approval.

      Except as specifically referenced herein, this annual report on Form 10-K report has been prepared without taking into account the liquidation and dissolution of the Company as contemplated by the proposed transaction with CRX.
          Industry Background
      A marine cargo container is a reusable metal container designed for the efficient carriage of cargo with a minimum exposure to loss through damage or theft. Containers are manufactured to conform to worldwide standards of container dimensions and container ship fittings adopted by the International Standards Organization (“ISO”) in 1968. The standard container is either 20′ long × 8′ wide × 8′6″ high (one TEU) or 40′ long × 8′ wide × 8′6″ high (two TEU). Standardization of the construction, maintenance and handling of containers allows containers to be picked up, dropped off, stored and repaired effectively throughout the world. This standardization is the foundation on which the container industry has developed.
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
      The logistical advantages and reduced freight rates brought about by containerization have been major catalysts for world trade growth since the late 1960s, resulting in increased demand for containers. The world’s container fleet has grown from an estimated 270,000 TEU in 1969 to approximately 22 million TEU by the end of 2006. Approximately 42% of this fleet is owned by container lessors and most of the remaining 58% is owned by shipping lines.
      Containers have also helped solve some of the problems caused by incompatible rail gauge sizes in different countries. Most of the rail networks in the world operate on a 4 foot 8.5 inch gauge track known as standard gauge but countries such as Finland, Russia, and Spain use a broader gauge, while others in Africa and South America use narrower gauges on their networks. The use of container trains in all of these countries makes trans-shipment between different gauge trains easier.
      The container leasing business is cyclical and depends largely upon the volume of world trade.
          Company Strategy
      Cronos focuses on optimizing the return on container investment capital by providing flexible master, term and direct financing leases across a broad range of dry cargo and specialized containers.
          Operations
      Cronos’ leasing operations are conducted through Cronos Containers Limited (“CCL”), a wholly-owned subsidiary based in the United Kingdom. CCL is supported in this role by area offices and dedicated agents located in San Francisco, New Jersey, Antwerp, Genoa, Hamburg, Gothenburg, Singapore, Hong Kong, Sydney, Tokyo, Taipei, Seoul, Rio de Janeiro, Shanghai, Lisbon and Chennai.
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
      In addition, Cronos relies on the services of approximately 175 independently owned and operated depots around the world to inspect, repair, maintain and store containers while off-hire. The Group’s area offices authorize all container movements into and out of the depot and supervise all repairs and maintenance performed by the depot. The Group’s technical staff set the standards for repair of the Cronos fleet throughout the world and monitor the quality of depot repair work. The depots provide a link to the Group’s operations, as the redelivery of a container into a depot is the point at which the container is off-hired from one customer and repaired, if necessary, and stored in preparation for re-leasing to the next customer.
      Cronos’ global network is integrated with its computer system and provides 24-hour communication between offices, agents and depots. The system allows Cronos to manage and control its global fleet and provides the responsiveness and flexibility necessary to service the leasing market effectively. This system is an integral part of Cronos’ service, as it processes information received from the various offices, generates billings to lessees and produces a wide range of reports on all aspects of the Group’s leasing activities. The system records the life history of each container, including the length of time on-hire, revenue and repair costs information, port activity and leasing and equipment data per customer. The operations and marketing data interfaces with Cronos’ finance and accounting system to provide revenue, cost and asset information to management and staff around the world. The Group continues to develop its internet based applications.
          Benefits of Leasing for Shipping Lines and Other Customers
      The container fleets of leasing companies represent approximately 42% of the world’s total container fleet with the balance owned predominantly by shipping lines. Shipping lines and other customers often supplement their owned fleets of containers with leased containers, and in doing so achieve the following financial and operational benefits:

•	Leasing provides customers with the flexibility to respond to rapidly changing market opportunities;

•	Leasing allows customers to respond to changing seasonal and trade route demands, thereby optimizing their capital investment;

•	Leasing enables shipping lines to expand their trade routes without making a permanent commitment to support their new structure;

•	Leasing gives customers access to the equipment they need without having to make large capital expenditures;

•	Leasing offers customers an alternative source of financing in a traditionally capital-intensive industry; and,

•	Leasing permits customers to benefit from the relationship between container manufacturers and leasing companies.
          Fleet Profile
      Cronos focuses on supplying high-quality containers to its customers. These containers are manufactured to specifications that meet ISO standards and are designed to minimize repair and operating costs. Cronos operates a fleet of dry cargo and specialized containers. Specialized containers include refrigerated, tank and dry freight special containers.
      The following chart summarizes the gross lease revenue recorded by product for the combined Cronos fleet for each of the years presented:

(in thousands)	2006	2005	2004	2003	2002

Dry cargo containers	$82,433	$94,638	$91,511	$80,773	$78,760
Specialized containers:
Refrigerated containers	26,225	19,890	20,613	20,829	21,293
Tank containers	14,185	10,188	8,295	6,713	6,123
Dry freight specials	19,040	14,308	11,677	9,186	7,467

Total	$141,883	$139,024	$132,096	$117,501	$113,643

      In recent years, Cronos has diversified its product base by acquiring increased levels of specialized equipment. In 2006, specialized containers generated 42% of gross lease revenue. This compares to 32% in 2005 and 31% in 2004.

Dry Cargo Containers
      Standard dry cargo containers are rectangular boxes constructed to carry a wide variety of cargoes ranging from heavy industrial raw materials to light-weight finished goods. Dry cargo containers are the most commonly used type of container in the shipping industry. Cronos’ dry cargo containers are constructed of all Corten® steel, which is a high-tensile steel yielding greater damage and corrosion resistance than mild steel.

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
      Tank containers are constructed and maintained in accordance with strict international codes for the worldwide transport and storage of bulk liquids on both land and sea. These codes include those of the ISO, the International Maritime Organization (“IMO”) and the American Society of Mechanical Engineers (“ASME”) VIII Pressure Vessel Design Code. The fleet comprises both T4 and T11 type tanks, which can carry highly flammable, corrosive, toxic and oxidizing substances as well as non-hazardous cargoes such as food and oils. Tank containers range in capacity from 17,500 litres to 26,000 litres and are generally insulated and equipped with a heating system (steam or electrical).
      Dry freight specials include palletwide containers, rolltrailers, open tops, flat racks and bulkers:

•	Cronos owns a series of patents for Cellular Palletwide Containers (“CPCs”), a specialized container of extra interior width designed specifically for the carriage of cargo on metric pallets. CPCs allow for the side-by-side stowage of metric pallets, which is not possible in a standard ISO container, thereby increasing the pallet load capacity per container. In addition to its leasing activity, Cronos earns CPC licence fee income on the sale of CPCs to third parties. A number of the patents expired in 2006 and the remaining twenty three patents expire on various dates between 2008 and 2013. The expiration of the 2006 patents is not expected to have a significant impact on the lease or sale markets for the CPC.

•	A rolltrailer is a heavy-duty chassis used for moving heavy cargo or containers onto and off of Roll On — Roll Off ships. Cronos entered the rolltrailer market in 1996 when it acquired a Swedish company with an existing fleet of rolltrailers.

•	Open tops are primarily used to enable loading of heavy machinery from above the container and for the carriage of certain over-height cargoes that would be unsuitable for a standard ISO container.

•	Flat racks similarly are typically used for the transportation of heavy machinery and can be folded flat for inexpensive and efficient repositioning and storage.

•	Bulkers are containers designed for the carriage of granular cargoes, including plastics, certain chemicals and agricultural products. The cargo carried by bulkers can be loaded and shipped in a loose state without the need for any other packaging.
      There is a wide variation in pricing between the cost of a dry cargo container and a specialized container. For example, although a twenty foot dry cargo container and a tank each rate as one twenty-foot equivalent unit using the standard methodology for container fleet measurement, the current cost of a new tank is $27,000 compared to $1,950 for a new twenty foot dry cargo container.

      The following chart summarizes the Cronos fleet by product for each of the years presented (based on original cost):

	Cronos Fleet (in millions) at December 31,

	2006	2005	2004	2003	2002

Dry cargo containers	$644.2	$685.6	$711.4	$680.3	$691.3
Specialized containers:
Refrigerated containers	207.1	173.2	141.1	154.0	168.5
Tank containers	128.3	102.8	74.3	60.7	57.2
Dry freight specials	132.1	97.0	70.2	55.6	45.6

Total fleet	$1,111.7	$1,058.6	$997.0	$950.6	$962.6

          Types of Leases Available to Shipping Lines and Other Customers
      Master leases provide customers with flexibility by allowing them to pick up containers where and when required on pre-agreed terms, subject to restrictions and availability. Master leases also define the number of containers that may be returned within each calendar month, the permitted return locations and applicable drop-off charges. Due to the increased flexibility they offer, master leases usually command higher per diem rates and generate more ancillary revenue (including pick-up, drop-off, handling and off-hire revenue) than term leases. The commercial terms of master leases are usually negotiated or renewed annually.
      Term leases are for a fixed quantity of containers for a fixed period of time, typically ranging from three to five years. In most cases, containers cannot be returned prior to the expiration of the lease. Some term lease agreements contain early termination penalties that apply in the event of early redelivery. Term leases provide greater revenue stability to the lessor, but usually at lower lease rates than master leases. Ocean carriers use term leases to lower their operating costs when they have a need for an identified number of containers for a specified term.
      Direct financing leases are usually long-term in nature, typically ranging from three to seven years, and require relatively low levels of customer service. They ordinarily require fixed payments over a defined period and provide customers with an option to purchase the subject containers at the end of the lease term. The per diem rates include an element for the repayment of capital and therefore are higher than rates charged under either term or master leases.
      The mix of container equipment held under master, term and direct financing leases varies widely among leasing companies.
      Lease rates depend on several factors including market conditions, equipment replacement cost, customer credit rating, type of lease, length of lease term, type and age of the equipment, competitors, interest rates and maintenance requirements.

          Lease Profile

	Percentage of Fleet (TEU) by Lease Type as of December 31, 2006

	Product Type

				Dry Freight	Total
Type of Lease	Dry Cargo	Refrigerated	Tank	Specials	Fleet

Master	49%	20%	41%	48%	48%
Term
- short-term(1)	16%	17%	14%	17%	16%
- long-term(2)	27%	57%	36%	23%	28%
Direct Financing	8%	6%	9%	12%	8%

Total	100%	100%	100%	100%	100%

(1)	Short-term leases represent term leases that are either scheduled for renegotiation or that may expire in 2007.

(2)	Long-term leases represent term leases that expire after 2007, the majority of which will expire between 2008 and 2012.
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
          Customers
      Cronos is not dependent upon any particular customer or group of customers. None of the Group’s customers accounts for 10% or more of its revenue, and the ten largest customers accounted for approximately 56% of the total leased TEU fleet. The majority of Cronos’ customers are billed and pay in United States dollars.
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
      China is the primary location for almost all types of container manufacturing. Refrigeration units, which represent approximately half of the cost of a refrigerated container, are purchased from the two primary suppliers of container refrigeration units headquartered in the United States, both of which have manufacturing plants in the Far East. These units are shipped to the container manufacturer for installation into the container.
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
      Cronos disposes of used containers in a worldwide secondary market in which buyers include wholesalers, mini-storage operators, construction companies and others. The proceeds realized on the disposition of used containers generally depends on new container prices, the location of the container at the time of disposition, foreign currency exchange rates, the lease market for marine cargo containers, the cost of new containers, the quantity of used containers being supplied to the secondary market, technological advances in container construction and in techniques of ocean transportation.
          Competition
      Competition among leasing companies is based upon several factors, including the location and availability of inventory, lease rates, lease flexibility, the type, quality and condition of the containers, the quality and flexibility of the service offered, the availability of suitable financing and the professional relationship between the customer and the lessor. Other factors include the speed with which a leasing company can prepare its equipment for lease and the ease with which a lessee believes it can do business with a lessor or its local area office. Not all container leasing companies compete in the same markets as some supply only specific container types.
      Cronos competes with various container leasing companies in the markets in which it conducts business. The container leasing companies essentially comprises three broad groups. The first group includes six of the largest leasing companies, controlling approximately 69% of the total leased fleet. The second group, which includes Cronos and five other leasing companies, controls approximately 22% of the total leased fleet. The third group controlling the remaining 9% comprises the smaller fleet operators and new entrants to the container leasing industry who have been attracted by high levels of containerized trade growth and low entry barriers.
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
      Cronos believes it has created a strategic advantage due to its product diversity, allowing it to develop a wider customer portfolio and lower risk profile.
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
          Employees
      As of December 31, 2006, Cronos had 74 employees worldwide; 43 were located in Europe, 18 in the United States and 13 in Asia and Australia combined.
      Two of Cronos’ employees based in Italy are covered by the terms of a collective bargaining agreement that exists for employees of the service industry.
          Operating Segments
      Cronos has four reportable segments, which are determined based on the source of funding for the Group’s container fleet acquisitions:
      1. Joint Venture Program (“Joint Venture Program”),
      2. US Limited Partnership Programs (“US Limited Partnership Programs”),
      3. Private Container Programs (“Private Container Programs”), and
      4. Owned Containers (“Owned Containers”).
      Lease agreements with the Joint Venture Program, US Limited Partnership Program, and Private Container Programs (collectively “Managed Container Programs”). Lease revenue that is generated by the equipment owned by the Managed Container Programs is reported on a gross basis. The majority of agreements between the Group and Managed Container Programs are in the form of a master lease, under the terms of which the Group is not liable to make any payments to the Managed Container Programs until such time as the containers have been placed on lease to an ocean carrier. The agreements also generally provide that the Group will make payments based upon the rentals collected from ocean carriers after deducting direct operating expenses and the compensation earned by the Group for managing the containers.
      Although all containers, regardless of the source of funding or ownership, are leased as part of a single global fleet, management separately monitors performance of each reportable segment.
      The following chart summarizes the composition of the Cronos fleet by segment (based on original equipment cost) at December 31 for each of the years indicated:

	2006	2005	2004	2003	2002

Joint Venture Program	40%	31%	14%	8%	4%
US Limited Partnership Programs	14%	18%	22%	25%	27%
Private Container Programs	25%	29%	32%	36%	39%
Owned Containers	21%	22%	32%	31%	30%

Total	100%	100%	100%	100%	100%

      The Group evaluates the performance of its reportable segments based on segment profit or loss. Gross lease revenue is deemed to be earned based on the physical location of the containers while on lease and, as substantially all of the Group’s lease revenue is earned on containers used in global trade routes, the Group believes that it does not possess discernible geographic reporting segments as defined in Statement of Financial Accounting Standards “SFAS” No. 131.
      Segment revenues from external customers, segment profit or loss and total assets are disclosed in Note 3 to the 2006 Consolidated Financial Statements, and are incorporated by reference herein.

          Joint Venture Program
      Cronos established the Joint Venture Program in 2002 with one of the Company’s lenders. See “Off-Balance Sheet Arrangements, Transactions and Obligations” under Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.
      The Joint Venture Program provides compensation to Cronos consisting of the following fees:

•	Acquisition fees equal to 1.25% of the original cost of equipment acquired by the Joint Venture Program. Such fees are paid on or about the date of the equipment purchase and are recognized as income for accounting purposes by Cronos, in its statement of operations, on a straight line basis over the period of the agreement to which they relate;

•	Management fees equal to 8% of net lease revenue (gross lease revenue less direct operating expenses);

•	Disposition fees equal to 5% of disposal proceeds providing that at the time of disposition the disposal proceeds exceed the net book value of the container.
          US Limited Partnership Programs
      Since 1979, Cronos has sponsored eighteen US limited partnerships and raised over $492 million from over 37,500 investors. The partnerships are all California limited partnerships. Twelve of the original eighteen partnerships have now been dissolved. The objectives of the partnerships are to invest in marine cargo containers, to generate continuing income for distribution to the limited partners, and to realize the residual value of the container equipment at the end of its useful economic life or upon the liquidation of a partnership. See “Off-Balance Sheet Arrangements, Transactions and Obligations” under Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.
      The US Limited Partnership Programs provide compensation to Cronos, the general partner, consisting of the following fees and commissions:

•	Acquisition fees equal to between 1.5% and 5% (depending on the program) of the original cost of equipment acquired by the partnerships. Such fees are paid on or about the date of the equipment purchase and are recognized as income for accounting purposes by Cronos, in its statement of operations, on a straight line basis over the period of the agreement to which they relate;

•	Management fees equal to 7% of gross lease revenue;

•	Reimbursed administrative expenses for certain overhead and operating expenses;

•	Incentive fees equal to 15% of distributable cash after the limited partners have received an amount equal to their capital contributions plus an 8% — 10% cumulative compounded annual return on their adjusted capital contributions (depending on the program);

•	General partner’s share equal to 5% of distributable cash generated by the partnerships’ operating activities and 1% of distributions from sales proceeds.
      One customer, Mediterranean Shipping Company S.A. (“MSC”), accounted for 13% of gross lease revenue of the US Limited Partnership Programs operating segment for the year ended December 31, 2006. MSC is a private company based in Switzerland and is ranked as the second largest container liner operator in the world.
      Four of the remaining partnerships have entered the liquidation phase wherein the Group will focus its attention on the retirement of the remaining equipment in each fleet.
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
      Lease revenue is deemed to be earned based on the physical location of the containers while on lease. Almost all of the Group’s lease revenue is earned on containers used by its customers in global trade routes. Accordingly, the Group believes that it does not possess discernible geographic reporting segments. See additional discussion in “Operating Segments” and in Note 3 to the 2006 Consolidated Financial Statements.

Item 1A — Risk Factors
      The principal risks that attend the Company and its business include the following:
      The market for the common shares of Cronos is not liquid
      The market for the Company’s outstanding common shares is not liquid. The Company’s four largest groups of shareholders control approximately 63% of its outstanding common shares. For 2006, the average daily trading volume in the Company’s shares was 4,047.
      Cronos is subject to the cyclicality and fluctuations in world trade
      Demand for leased containers is dependent upon levels of world trade and the supply of containers relative to demand. Future fluctuations in world trade could negatively affect the Group’s container leasing operations.
      Cronos operates in a highly competitive industry
      The Group competes with leasing companies, banks and other financial institutions and container manufacturers. Some of Cronos’ competitors have greater financial resources than Cronos and may be capable of offering lower per diem rates. In addition, the barriers to entry for the container leasing industry are relatively low. If the supply of available equipment increased significantly as a result of new companies entering the industry, demand for Cronos equipment could be adversely affected.
      Fluctuations in shipping lines’ fleet mix could have an adverse effect on the demand for leased containers
      Demand for leased containers is largely dependent on the decision of shipping lines to lease, rather than purchase, containers to supplement their own operating fleets. Any significant changes in the composition of the shipping lines’ leased and owned container fleets could adversely affect the demand for leased containers.
      Consolidation within the shipping industry could have an adverse effect on the profitability and financial condition of Cronos
      Shipping line mergers have reduced the customer base available to leasing companies and increased the level of business concentrated with the resulting merged companies. Further mergers could lead to downward pressure on lease rates and on the demand for leased containers.
      Lessee defaults could have an adverse effect on the profitability and financial condition of Cronos
      A default by a customer may result in lost revenue for past leasing services and additional operating expenses. The repossession of containers from customers that have defaulted can prove difficult and, when containers are recovered, the Group may not be able to re-lease the equipment at comparable rates and on favorable lease terms.
      A shortage of third party capital could impair the ability of Cronos to expand its fleet. Alternatively, surplus levels of third party capital seeking investments in this industry could have an adverse impact on demand and on lease rates.
      Cronos is heavily dependent upon third parties to supply it with the capital required for container acquisitions. Such capital may not be available to the Group to enable it to expand its fleet of containers.
      Periods of strong economic performance in the container leasing industry have tended to attract additional capital into the industry for the acquisition of new container equipment. Potentially, the investment of surplus capital could lead to a surfeit of container equipment and create downward pressure on the market for leased containers.
      Early termination of agreements with Managed Container Programs could have an adverse impact on the profitability and financial position of Cronos
      The agreements with Managed Container Programs generally contain provisions that permit early termination under certain conditions. If agreements were to be terminated it could have a potentially adverse effect on Cronos’ profitability and financial position.

      Fluctuations in the residual value of containers may impact profitability and the long-term returns generated by leased equipment
      The majority of containers that are at the end of their useful economic life are sold in the non-maritime secondary market for use as temporary or permanent storage facilities. The proceeds realized on the disposition of such containers depends on a variety of factors including the location of the container at the time of disposition, foreign currency exchange rates, the lease market for marine cargo containers, the cost of new containers, the quantity of used containers being supplied to the secondary market, technological advances in container construction and in techniques of ocean transportation, and developments in world trade. A reduction in container residual values could adversely affect the long-term returns generated by containers resulting in reduced profitability and reduced capital availability.
      Specialized containers could have potential mechanical, obsolescence and other risks
      Specialized containers include refrigerated containers and tanks. Refrigerated containers are subject to inherent risks of mechanical breakdown and technological obsolescence. Tanks, which can be used to transport hazardous materials, include additional risks of environmental and tort liability.
      There are political, economic & business risks inherent in the global business conducted by Cronos
      The Group may be adversely affected by additional business, economic and political risks that generally are beyond the control of the Group and include:

•	Political instability;

•	Economic conditions in the shipping and other industries;

•	Increases in maintenance expenses, taxes, insurance costs, third party fees and other expenses attributable to the operation and the maintenance of the containers that cannot be offset by increased lease revenues from the containers;

•	Fluctuations in supply and demand for containers resulting from, among other things, obsolescence, changes in the methods or economics of a particular mode of transportation or changes in governmental regulations or safety standards;

•	The supply and cost of new containers:

•	Fluctuations in inflation, interest rates and foreign exchange rates;

•	Import and export tariffs and restrictions;

•	Restrictions on the movement of capital;

•	The imposition of new direct and indirect taxes in jurisdictions in which the Group trades;

•	The risk of uninsured losses with respect to the containers or insured losses for which insurance proceeds are inadequate;

•	The effects of strikes and labor disputes; and,

•	Terrorist attacks and the risk of terrorist attack.
      Cronos is dependant on key personnel
      The senior management team at Cronos has significant industry experience. The continued growth and profitability of the Group depends on the ability to retain senior management. The loss of certain key personnel could have an adverse impact on the future of the business.
      Environmental risks could result in product obsolescence and additional costs
      Countries that are signatories to the Montreal Protocol on the environment agreed in November 1992 to restrict the use of environmentally destructive refrigerants, banning production (but not use) of chlorofluorocarbon compounds (“CFCs”) beginning in January 1996. Since then, the environmental impact of CFCs has become increasingly prominent. On January 1, 2001, it became illegal for environmentally destructive refrigerants to be handled, other than for disposal, in most of the countries that are members of the European Union. All of Cronos’ refrigerated containers purchased since June 1993 use non-CFC refrigerant gas in the operation and insulation of the containers, although a reduced quantity of CFCs are still used in the container manufacturing process. At December 31, 2006, 98 of the 18,800 refrigerated containers that were operated by the Group used the CFC refrigerant gas. Of the 98 containers, 68 are currently on lease and the Group will dispose of each unit upon its redelivery. The replacement refrigerant used in the Group’s new refrigerated containers may also become subject to similar governmental regulations. In the past, the Group has retrofitted certain refrigerated containers with non-CFC refrigerants. Cronos has decided not to retrofit any additional containers. In the unlikely event that any such further retrofitting expenses should be required, they would not be material to the financial position or results of operations of the Group.
      Any further changes in legislation could hand an adverse impact on the ability of the Company to market the products subject to such legislation and could result in additional compliance costs.
      The Group is subject to other risks in the operation of its business. For a discussion of the container leasing industry and the Group’s business, see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.
      For a discussion of the Group’s legal proceedings, see Item 3 — “Legal Proceedings” herein. For a discussion of the Group’s commitments and contingencies, see Note 16, “Commitments and Contingencies”, to the Company’s 2006 Consolidated Financial Statements. For a discussion of the market for the Company’s common shares, see Item 5 — “Market for the Company’s Common Equity and Related Stockholder Matters” herein.
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
      The containers owned and managed by Cronos are described under Item 1 — “Business” and under Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The following table summarizes the composition of the container fleet as of December 31, 2006 (based on TEUs):

		Managed
	Owned	Container	Total
	Containers	Programs	Fleet

Dry cargo containers	62,166	315,063	377,229
Specialized containers:
Refrigerated containers	4,874	13,958	18,832
Tank containers	1,610	4,495	6,105
Dry freight specials	16,722	24,880	41,602

Total	85,372	358,396	443,768

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
      The following chart summarizes the utilization of each product type as at December 31, 2006:

Dry cargo containers	93%
Specialized containers:
Refrigerated containers	89%
Tank containers	90%
Dry freight specials:	89%

Item 3 — Legal Proceedings
          TOEMT Litigation
      As the Company reported in its Form 8-K report dated June 27, 2006, the TOEMT litigation has now been settled.
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
      On June 27, 2006, the Respondents settled the TOEMT litigation. Pursuant to the settlement, the liquidator agreed to discontinue the litigation he had brought against the Respondents and to release any and all claims asserted therein and any and all additional claims that he might have against the Respondents and their affiliates. Respondents agreed to make a final payment to the liquidator of £225,000 (at then current exchange rates, approximately $409,000).
      As part of the settlement, the TOEMT liquidator withdrew his claims against the acknowledged creditors of TOEMT (UK) — MKB Bank Rt. (“MKB”). With the withdrawal of his claims against MKB, MKB cancelled a guarantee issued by CNV in favor of MKB in the amount $435,000.
      The liquidator of the two TOEMTs “discontinued” (i.e., dismissed) the proceedings brought by him against the Respondents by his notices of discontinuance filed with the High Court of Justice on June 27, 2006. The Group discharged its obligation to make a final payment to the liquidator on June 30, 2006, and the guarantee issued by CNV in favor of MKB was cancelled on June 28, 2006.
      Under the settlement, the liquidator agreed to proceed with the orderly and prompt closure of the liquidations of the two TOEMTs.

Legal Complaint
      As the Company reported in its Form 8-K report filed with the SEC on March 9, 2007, an action titled Alan Kahn v. Dennis J. Tietz et. al. was filed on March 2, 2007 in the Superior Court of the State of California in and for the County of San Francisco against the Company, the members of the Company’s board of directors, and CRX.
      The complaint alleges that the Company and its directors breached their fiduciary duties to the plaintiff and the other public shareholders of the Company, including their duties of loyalty, good faith, and independence, by entering into an asset purchase agreement, dated as of February 28, 2007, with CRX and FB Transportation Capital LLC. The plaintiff alleges that CRX aided and abetted the other defendants’ wrongdoing. The complaint is brought on behalf of the plaintiff and purportedly on behalf of the other public shareholders of the Company. The plaintiff seeks class certification and certain forms of equitable relief, including enjoining the consummation of the proposed transaction, rescissionary damages, and an accounting by the defendants of all profits and special benefits received by them as a result of their alleged wrongful conduct.
      The defendants believe that the allegations of the complaint are without merit and intend to vigorously contest the action. There can be no assurance, however, that the defendants will be successful in the defense of the action. It is not possible to estimate the possible losses that could arise were the action to be successful.
Item 4 — Submission of Matters to a Vote of Security Holders
      Not applicable.

PART II

Item 5 —	Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      The Company’s common shares are traded on the Nasdaq National Market System under the symbol “CRNS”. There is no trading market for the common shares outside the United States.
      At March 12, 2007, there were outstanding 7,645,673 common shares. They were held of record by approximately 1,100 holders. The table below shows the high and low reported closing prices for the common shares on the Nasdaq National Market System for the last two years for the quarterly periods indicated. Closing prices are market quotations and reflect inter-dealer prices, without retail mark up, mark down or commission and may not necessarily represent actual transactions.

	Price Range

	High	Low

Calendar Year 2006
First Quarter	$13.325	$12.174
Second Quarter	$13.589	$10.800
Third Quarter	$13.500	$10.800
Fourth Quarter	$16.000	$12.800
Calendar Year 2005
First Quarter	$13.879	$9.980
Second Quarter	$13.100	$10.810
Third Quarter	$12.770	$10.350
Fourth Quarter	$12.890	$10.400
      The Company declared dividends to its shareholders for the last two years for the quarterly periods indicated:

	Calendar Year

	2006	2005

First Quarter	$—	$—
Second Quarter	$0.07	$0.06
Third Quarter	$0.07	$0.07
Fourth Quarter(1)	$0.15	$0.14

(1)	Declared in respect of fourth and first quarters. See additional disclosure herein.
      On November 9, 2006, the Board of Directors declared a dividend of 15 cents per common share. Of this, 7 cents per common share was paid on January 10, 2007, for the fourth quarter of 2006 to shareholders of record as of the close of business on December 29, 2006, and 8 cents per common share is payable on April 10, 2007, for the first quarter of 2007 to shareholders of record as of the close of business on March 23, 2007.
      Under the asset purchase agreement entered into by Cronos with CRX on February 28, 2007, (see Item 1 — “Business — Proposed Sale of the Company”), Cronos is prohibited, without the consent of CRX, from declaring and paying any further dividends on its common shares, except for the 8 cents per common share dividend payable April 10, 2007, for the first calendar quarter of 2007, and, if the closing of the proposed sale of the Company’s assets to CRX has not occurred by August 15, 2007, then the Board of Directors of Cronos, in its discretion, may declare a dividend for the third calendar quarter of 2007 consistent with the dividend declared by the Board of Directors on November 9, 2006, payable not earlier than September 1, 2007 to shareholders of record not earlier than August 15, 2007.

      On August 3, 2006, the Board of Directors declared a dividend of 7 cents per common share for the third quarter of 2006, payable on October 13, 2006 to shareholders of record as of the close of business on September 22, 2006.
      In March 2006, the Board of Directors declared a dividend of 7 cents per common share for the second quarter of 2006. This dividend was approved by shareholders at the 2006 annual meeting and was paid on July 13, 2006.
      On November 11, 2005, the Board of Directors declared a dividend of 14 cents per common share. Of this, 7 cents per common share was paid on January 10, 2006, for the fourth quarter of 2005 to shareholders of record as of the close of business on December 22, 2005, and 7 cents per common share was paid on April 13, 2006, for the first quarter of 2006 to shareholders of record as of the close of business on March 23, 2006.
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
      Under present Luxembourg law, as long as the Company maintains its current status, no income tax, withholding tax (including with respect to dividends), capital gains tax or estate inheritance tax is payable in Luxembourg by shareholders in respect of the common shares, except for shareholders domiciled, resident (or, in certain circumstances, formerly resident) or having a permanent establishment in Luxembourg. The current taxation regulations will remain in force until December 31, 2010. The reciprocal tax treaty between the United States and Luxembourg limiting the rate of any withholding tax is therefore inapplicable.
      The top US federal income tax rate for dividends received by an individual subject to US taxation was reduced by the Jobs and Growth Tax Relief Reconciliation Act of 2003 to 15% (in most cases); the same rate that is applicable to capital gains. The reduced rate for dividends expires at the end of 2010. The reduced rate applies to dividends received from a domestic corporation or a “qualified foreign corporation”. The Group currently qualifies as a “qualified foreign corporation” by reason of the fact that its outstanding common shares are traded on Nasdaq. The reduced dividend rate does not apply to dividends paid on common shares owned for less than 60 days in the 120-day period surrounding the ex-dividend date, or on common shares with respect to which the taxpayer elects to include the dividends in investment income for purposes of claiming an investment interest deduction.

Performance Graph
      The following graph compares cumulative shareholder returns for the Company as compared with the S&P 500 Stock Index (“S&P 500”) and the Dow Jones Transportation Index (“Dow Transportation Index”) for the five years ended December 31, 2006. The graph assumes the investment of $100 at the end of 2001 and the reinvestment of all dividends.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among The Cronos Group, The S&P 500 Index
And The Dow Jones US Transportation Average Index

	12/01	12/02	12/03	12/04	12/05	12/06

The Cronos Group	100.00	75.63	103.51	216.78	268.80	341.00

S&P 500	100.00	77.90	100.24	111.15	116.61	135.03

Dow Jones US Transportation Average	100.00	88.52	116.71	149.08	166.45	182.78

* $100 invested on 12/31/01 in Cronos’ common shares or index-including reinvestment of dividends. Fiscal year ending December 31.
Copyright  © 2007, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm
     Equity Compensation Plan Information
      Information regarding the Group’s equity compensation plans, including both shareholder approved plans and non-shareholder approved plans, will be set forth in the section entitled “Compensation of Executive Officers and Directors” in the Group’s definitive Proxy Statement to be filed within 120 days after the Group’s fiscal year-end of December 31, 2006, which information is incorporated herein by reference.
      See Note 18 to the 2006 Consolidated Financial Statements for a description of the stock-based compensation plans.

Item 6 — Selected Financial Data
      The following table sets forth consolidated financial information for the Group as of and for the periods noted. The balance sheet and statements of operations data have been derived from the Consolidated Financial Statements of the Company. The table should be read in conjunction with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the 2006 Consolidated Financial Statements and related notes thereto included elsewhere in this Annual Report.

	Years Ended December 31,

		2005			2002
	2006	(1) (2) (3) (4)	2004 (5)	2003 (6)	(7) (8)

	(in thousands, except per share data)
Statements of Income Data:
Gross lease revenue	$141,883	$139,024	$132,096	$117,501	$113,643
Total revenues	151,842	148,290	140,508	126,263	119,323
Income before cumulative effect of change in accounting principle(8)	9,227	7,802	8,865	4,190	2,309
Basic net income per share before cumulative effect of change in accounting principle	$1.22	$1.06	$1.22	$0.57	$0.31

Diluted net income per share before cumulative effect of change in accounting principle	$1.14	$0.98	$1.14	$0.55	$0.31

Shares used in:
- basic net income per share calculations	7,535	7,359	7,261	7,322	7,365
- diluted net income per share calculations	8,119	7,962	7,749	7,602	7,425
Cash dividends declared per common share	$0.29	$0.27	$0.17	$0.08	$0.04
Balance Sheet Data (at end of period):
Cash and cash equivalents	$8,498	$15,829	$17,579	$8,432	$5,626
Total assets	263,199	271,732	271,749	238,037	236,303
Long-term debt and capital lease obligations	82,407	76,011	114,122	106,434	114,864
Total debt and capital lease obligations	95,875	87,780	127,953	119,205	128,950
Shareholders’ equity	85,487	77,537	70,359	62,033	59,082

(1)	In 2005, the Group recorded a charge of $4.1 million in connection with TOEMT related legal claims made against the Group.

(2)	In 2005, the Group recorded a gain of $1.3 million on the completion of the sale of the Amersham Estate and the distribution of the amounts due to Cronos. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.

(3)	In 2005, the Group recognized $0.8 million of income on the recovery of an amount payable to a Managed Container Program. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.

(4)	In 2005, the Group recorded a one-time after-tax expense of $0.9 million relating to the restructuring of the Group’s sales and marketing divisions. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.

(5)	In 2004, the Group reversed a $1.3 million provision that had originally been provided against a related party loan note in 1997. In December 2004, the Group concluded that the loan note was recoverable and would be repaid in full from the proceeds of the sale of the Amersham Estate. The loan note was repaid on February 2, 2005.

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

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion of the Group’s financial condition and results of operations should be read in conjunction with the 2006 Consolidated Financial Statements and the notes thereto and the other financial and statistical information appearing elsewhere in this annual report. The 2006 Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).
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

Overview of Primary Revenue and Expense Items
      Gross lease revenue is generated by leasing containers, both owned by the Group and by Managed Container Programs, to customers under operating leases. Amounts due under master leases are calculated by the Group at the end of each month and billed approximately 3 to 5 days thereafter. Amounts due under term leases are set forth in the respective lease agreements and are generally billed and payable on a monthly basis. Changes in gross lease revenue depend primarily upon changes in fleet size, utilization rates and per diem rates.
      Equipment trading revenue and expenses represent revenue earned from the sale of equipment and the cost of the equipment sold.
      In equipment trading transactions, the Group enters into an agreement in which it undertakes to supply equipment to a third party. In most transactions, Cronos enters into a separate agreement simultaneously with a container manufacturer for the acquisition of the equipment. The Group acts as principal in such transactions and accordingly the revenue and expenses are reported gross. This equipment does not enter the Cronos fleet of managed containers.
      Commissions, fees and other operating income includes:

•	acquisition fees relating to the Managed Container Programs;

•	income from direct financing leases;

•	fees earned in connection with equipment consultancy and design services;

•	licence fee income earned in connection with the patented CPCs (see Item 1 — “Business”);

•	fees earned on the disposal of containers owned by Managed Container Programs;

•	foreign exchange gains or losses; and,

•	miscellaneous other fees and income.
      Acquisition fees are generally received in cash at the inception of a Managed Container Program and are non-refundable. These are recognized in the statement of income on a straight line basis over the period of the managed container agreement to which they relate.
      Commissions, fees and other operating income is affected by the size and contracted term of each managed program and the acquisition fee agreed in each case, the quantity of consultancy and design projects undertaken and the profit margins earned in each transaction, the quantity of CPCs acquired by third parties, the quantity and value of direct financing leases, the proceeds realized on the disposition of used containers and the fee earned in each case and changes in the value of the US dollar in relation to other major currencies.

      Direct operating expenses are direct costs associated with leasing both owned and managed containers. Management analyzes direct operating expenses as a percentage of gross lease revenue. Direct operating expenses may be categorized as follows:

•	Activity-related expenses include agents costs and depot costs, such as repairs, maintenance and handling;

•	Inventory-related expenses relate to off-hire containers and comprise storage and repositioning costs. These costs are sensitive to the quantity of off-hire containers, the frequency at which containers are re-delivered and the frequency and size of repositioning moves undertaken;

•	Legal and other expenses include legal costs related to the recovery of containers, insurance and provisions for doubtful accounts.
      Payments to Managed Container Programs are the amounts due to the owners of containers in Managed Container Programs computed in accordance with the terms of the individual agreements.
      Selling, general and administrative expenses include all employee and office costs, all professional fees, business insurance and information technology costs.
      Segment profit or loss for reported segments, comprises items directly attributable to specific containers in each of the Group’s operating segments, including gross lease revenue, direct operating expenses, payments to Managed Container Programs, direct financing lease income, container interest expense, container depreciation expense and certain impairment charges.
      The segment information presented in Note 3 to the Group’s 2006 Consolidated Financial Statements relates to the containers in the Group’s fleet owned by the Group itself (Owned Containers) and by Managed Container Programs. Owned Containers include containers held for resale.
Overview of Funding Structure
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
          Owned Containers
      The primary debt facilities include financial covenants that must be met on a quarterly basis and measure minimum tangible net worth, the maximum level of debt and capital lease obligations to tangible net worth and interest expense coverage. At December 31, 2006, the Group was in compliance with these covenants. The breach of a covenant constitutes an event of default.
      At December 31, 2006, the Group had $95.9 million of container borrowing facilities under which $95.9 million was being utilized. In addition, the Group had $2.1 million of unutilized credit facilities that were available, if required, for operating activities.
      The primary source of debt funding available to the Group is its Revolving Credit Facility. The maximum commitment of the lenders under the facility is $45 million. The revolving credit period extends until July 31, 2007, and unless it is extended on that date, the balance outstanding as of that date, will be repayable over three years.
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
      In addition to the Revolving Credit Facility, the Group finances the acquisition of equipment with term debt and capital lease facilities. The Group enters into annual discussions with lenders in order to renew the amounts available under existing facilities and to add new facilities. In 2006, the Group secured $16.2 million of such funding and expects to secure a similar amount in 2007.

Managed Container Programs
      Joint Venture Program: The Joint Venture Program has been a major source of funding for the Group since its inception in September 2002. The Joint Venture Program is 50% owned by a subsidiary of the Group and 50% owned by a major international financial services provider. The purpose of the program is to acquire and lease marine cargo containers to third party lessees with the lenders providing up to 80% of the cost of acquiring the containers and the joint venture partners each providing one-half of the equity to fund the balance of the capital requirements of the program. In November 2006, the parties to the Joint Venture Program agreed to the following changes to its debt facility:

•	The revolving credit period was extended for one year until October 31, 2007;

•	The maximum debt funding commitment increased from $300 million to $350 million; and,

•	The interest rate margin over the one month London Inter-Bank Offered Rate (“Libor”) declined from 1.625% to 1.25%.
      In addition, each of the equity holders agreed to increase their maximum equity commitment to the Joint Venture Program to $35 million.
      The revolving credit facility is subject to annual review and if it is not extended on October 31, 2007, the debt balance outstanding on that date will be repaid over a period of ten years through equal payments of principal. The future growth of the Joint Venture Program may be constrained if the revolving credit facility is not renewed on an annual basis or if the Group cannot provide the 10% cash required for its equity contribution. At December 31, 2006, the Joint Venture Program had capacity for an additional $86.9 million of new equipment.
      At December 31, 2006, the Joint Venture Program had fixed assets and direct financing leases with a combined book value of $335 million, partly funded by debt of $280.5 million.
      In the twelve months ended December 31, 2006 the Group earned $4.4 million as compensation for the management of containers owned by the program, recorded $6 million in equity in earnings of the program and contributed $6.7 million of capital to the Joint Venture Program.
      In March 2007, the parties to the Joint Venture Program committed to making the following changes to the program:

•	To increase the maximum debt funding commitment from $350 million to $420 million; and,

•	To increase the maximum equity commitment of each of the equity holders in the Joint Venture Program to $42 million.
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
      See further discussion in “Off-Balance Sheet Arrangements, Transactions and Obligations” herein.

      US Limited Partnership Programs: Since 1979, Cronos has sponsored eighteen US Limited Partnerships and raised over $493 million from over 37,500 investors. Twelve of the original eighteen partnerships have been dissolved. The objectives of the partnerships are to invest in marine cargo containers, to generate continuing income for distribution to the limited partners, and to realize the residual value of the container equipment at the end of its useful economic life or upon the dissolution of the individual partnerships. In 2006 US Partnership Programs acquired approximately $6.3 million of container assets.
      Private Container Programs: Cronos manages containers pursuant to agreements negotiated directly with corporations, partnerships and private individuals located in Europe, the United States and South Africa. Cronos does not expect to target this segment for any significant equipment funding in 2007.
      Minimum lease payments on the agreements with Private Container Programs with fixed payment terms are included in Note 14 to the Group’s 2006 Consolidated Financial. Fixed payments to Private Container Programs represented 3% of total payments to all Managed Container Programs in 2006.

Market Overview
      In recent years, Cronos has focused on a number of key objectives:

•	Increasing the concentration levels of specialized containers;

•	Participating in the lease market for new dry cargo containers as market opportunities arise;

•	Funding the investment in new container equipment primarily in the Joint Venture Program and in the Owned Container segment; and,

•	Customer base diversification.

Specialized Containers
      Specialized equipment includes refrigerated containers, tanks and dry freight specials. As well as providing growth opportunities, specialized containers allow Cronos to achieve greater diversification across the industry and customer bases that it serves.
      In 2006, Cronos added $155.1 million of new container equipment to the combined fleet, comprising both owned and managed containers. Specialized containers accounted for 80% of new container additions in 2006, compared to 70% in 2005 and 34% in 2004. Funding was largely provided by the Joint Venture Program and Owned Container segments which collectively funded over 96% of additions in 2006, compared to 80% in 2005 and 85% in 2004.
      Refrigerated containers, representing the biggest category of specialized containers, were the fastest growing equipment type in the Cronos fleet in both 2006 and 2005. The demand for containerized food cargos, such as frozen fish, frozen meat and fresh fruit, continues to grow. In addition, the conversion of food cargos from non-containerized break bulk shipping methods to refrigerated containers is also contributing to the increasing demand for refrigerated containers. Cronos experienced increased competition in this market in 2006 yet expects this market to provide strong growth opportunities for future years. Cronos acquired $57.2 million of new refrigerated containers in 2006.
      Tank containers are utilized in the pharmaceutical, chemical, petrol and food industries. Demand for tank containers is strong due to increased volumes of transported bulk liquid and also changing trends in the method of transportation for bulk liquids from drums to tank containers. Tank containers offer users greater safety, reduced cargo damage and increased economies of scale. Cronos acquired $29.2 million of new tank containers in 2006.
      Increased investment in heavy equipment and project cargo for global construction projects has created growth for dry freight special products including flat racks and open tops. In addition, increased investment by major car carriers in the form of Roll On — Roll Off ships has generated demand for rolltrailers. Cronos acquired $38.1 million of new dry freight special equipment in 2006.

	Cronos Fleet Container Additions
	For the Year Ended December, 31
	(in millions)

	2006	2005	2004

Dry cargo containers	$30.6	$46.5	$81.0
Specialized containers:
Refrigerated containers	57.2	49.4	11.7
Tank containers	29.2	30.4	14.3
Dry freight specials	38.1	27.5	15.1

Total	$155.1	$153.8	$122.1

Market for New Dry Containers
      Dry containers remain an important part of the diversified Cronos fleet yet the opportunities for growth and profitability with new equipment are more limited than in the markets for specialized containers. In the past two years the market for new leased containers was characterized by intense price competition amongst all the leasing companies for lease transactions with the shipping lines.
      In 2006, shipping lines experienced rising costs, in the form of fuel prices and interest rates, In addition, shipping lines saw freight rates decline as the carrying capacity for containers increased as lines took delivery of the new generation of container ships. Industry observers report that 2007 will be the peak year for container ship deliveries and this may place further downward pressure on freight rates which in turn could result in downward pressure on lease rates.
      Some of the top ten liner operators disagree with the pessimistic outlook for 2007 and believe that the market will show volume growth and absorb enough capacity to allow rate rises. They point out that world trade grew by 12% in 2006, and believe that similar growth will be achieved in 2007. In addition, intra-Asian box traffic should remain robust as China and countries in south east Asia continue to trade with each other and the rest of the world. In 2006, the volume of intra-Asian trade was larger than the combined volume on Asia to European routes and Asia to US routes.
      Cronos believes that there will be opportunities for growth in the market for new dry leased containers in 2007 and will participate as these opportunities arise.

Customer Base Diversification
      Cronos believes that a diversified customer base produces higher profit, more growth opportunities, and allows it to broaden its business base by supplying a wider range of equipment. Domestic markets have been identified as one of the areas for future expansion. In particular, the emerging domestic markets in countries such as Brazil, Russia, India and China have strong potential for growth especially as the degree of containerization in such countries is comparatively low. Cronos is working across its network of offices and agents to increase its market presence in target domestic markets. This will result in a broader customer base beyond the traditional shipping industry focus.

Existing Container Fleet
      Overall, the Group experienced strong leasing demand for all products in its existing container fleet during 2006. Utilization for the combined Cronos fleet was 92.1% at the end of 2006 compared to 90.8% at the beginning of the year. The following table summarizes the combined utilization of the Cronos fleet:

	2006	2005	2004

Utilization at December 31	92.1%	90.8%	94.1%
Average utilization during the year	91.5%	92.4%	91.8%
      Inventories of off-hire containers declined by 18% since the beginning of 2006 and direct operating costs declined by 8% as a result.
      The lease market for the existing fleet of dry cargo containers performed well during 2006. Although, the lease rate for dry cargo containers declined by 8% during the year, as a result of the renegotiation of expiring master and term leases with existing customers and the consolidation of the leasing administration for recently merged shipping lines, inventory levels also declined as the shipping lines agreed to take more equipment on hire at the lower rates. Utilization of dry cargo containers increased to 93% by the end of 2006 compared to 91% at the end of 2005. Demand strengthened at the end of the first quarter of 2006 in response to the implementation of the renegotiated lease arrangements and also due to a sharp increase in new container prices which saw shipping lines leasing increasing quantities of existing container fleets rather than purchasing new equipment for their own fleets. In the first quarter of 2006, the price of a new twenty-foot dry cargo container increased from $1,450 to $1,900 in response to rising steel prices. The current price is approximately $1,950.

          Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
Overview
      Net income for 2006 was $9.2 million. The performance for 2006 included the continued growth and profitability of the Joint Venture Program. Increases in US interest rates impacted the profitability of both the Owned Containers and the Joint Venture Program when compared to prior year. Interest expense for the Group was $1.2 million higher than in 2005.
      Net income for 2006 also included the impact of the following items:

•	Professional fees of $1.2 million that were incurred in connection with the TOEMT litigation and the proposed transaction for the sale of the Company; and,

•	Charges of $0.4 million (net of income tax adjustments) recorded in connection with the implementation of restructuring plans.
      The overall effect of these items was to reduce net income by $1.6 million, or approximately $0.19 cents per diluted share.
Analysis and Discussion
      Gross lease revenue (“GLR”) of $141.9 million for the year ended December 31, 2006, was $2.9 million, or 2%, higher than for the prior year due primarily to the increase in the size of the specialized container fleet. GLR increased for all products with the exception of dry cargo containers where a $12.2 million decline in GLR reflected the disposition of dry containers at the end of their useful economic life.
      Direct operating expenses were $16.6 million in 2006, a decrease of $1.4 million, or 8%, compared to 2005 due primarily to the reduction in repair and other activity-related expenses in line with the decline in the level of dry cargo container off-hires in the second and third quarters of 2006.
      Operating segment information (see Note 3 to the 2006 Consolidated Financial Statements).

	Joint	US Limited	Private
	Venture	Partnership	Container	Owned
(in thousands)	Program	Programs	Programs	Containers	Total

Year Ended December 31, 2006
- gross lease revenue	$53,812	$17,613	$40,596	$29,862	$141,883
- direct operating expenses	(4,228)	(2,442)	(6,680)	(3,293)	(16,643)

- net lease revenue	49,584	15,171	33,916	26,569	125,240
- direct financing lease income	—	—	—	1,671	1,671
- payments to Managed Container Programs	(45,195)	(11,356)	(30,374)	—	(86,925)
- container depreciation	—	—	—	(11,374)	(11,374)
- container interest expense	—	—	—	(7,208)	(7,208)

Segment profit	$4,389	$3,815	$3,542	$9,658	$21,404

      Joint Venture Program: Segment profit increased to $4.4 million in 2006 from $2.5 million in 2005.

•	Net lease revenue for this segment increased by $21.1 million to $49.6 million in 2006 reflecting the significant investment in additional equipment for the program including the acquisition of $73.8 million of container fixed assets from the Group in the latter half of 2005.

•	Payments to the Joint Venture Program increased by $19.2 million, which is in line with the increase in net lease revenue for this segment.

      US Limited Partnership Programs: Segment profit decreased to $3.8 million in 2006 from $5.1 million in 2005.

•	Net lease revenue for this segment declined by $4.8 million compared to the prior year due primarily to the effect of the disposal of containers at the end of their useful economic life and the liquidation of four of the partnerships since September 2005.

•	Payments to US Limited Partnership Programs declined by $3.4 million when compared to 2005 which was in line with the change in net lease revenue.
      Private Container Programs: Segment profit decreased to $3.5 million in 2006 from $3.9 million in 2005.

•	Net lease revenue decreased by $6.2 million when compared to 2005 due primarily to the decline in the number of containers owned by these programs.

•	Payments to Private Container Programs were $5.8 million lower than in 2005. The ratio of segment profit to net lease revenue was 10% in each year.
      Owned Containers: Segment profit declined by $3.3 million to $9.7 million in 2006.

•	Net lease revenue declined by $5.8 million reflecting the decline in the size of the owned fleet.

•	Container depreciation of $11.4 million in 2006 was $3.5 million lower than in 2005. The primary factors for the decline were:

-	The effect of the sale of $73.8 million of container fixed assets to the Joint Venture Program in the third calendar quarter of 2005; and,

-	The change in estimate of useful lives for tank, rolltrailer and flat rack products on October 1, 2005.

•	Container interest expense of $7.2 million in 2006 was $0.9 million higher than in 2005. The increase in interest expense was primarily attributable to increased US interest rates. This was partially offset by the effect of the repayment of $64.2 million of debt utilizing part of the proceeds generated by the container fixed asset sale to the Joint Venture Program in August 2005.
      Equipment trading revenue of $4.7 million in 2006 represented transactions undertaken primarily in Europe and Australia for which the Group used its relationships with equipment manufacturers to assist third parties to design and acquire their own equipment and organize delivery to designated locations. Equipment trading expenses represented equipment and related costs for this activity. The Group earned $0.6 million from equipment trading activity in 2006, compared with $0.2 million in 2005, reflecting an increase in both the quantity of transactions undertaken and in the profit margins earned.
      Commissions, fees and other operating income of $4.7 million in 2006 was $0.6 million lower than the prior year. The main changes were attributable to:

•	A decrease of $0.3 million in the level of gains recorded on the disposal of fixed assets reflecting a decline in the disposal volumes of Owned Containers and a decline in the container sales price; and,

•	A $0.3 million decrease in design and consultancy fee income. This reflects the completion of a major European project in the third quarter of 2006. This project generated $0.4 million in 2006 compared to $0.7 million in 2005.
      Selling, general and administrative expenses were $20.8 million in 2006, a decrease of $1.1 million, when compared to 2005. The decrease was primarily due to:

•	A decline in the level of legal costs recorded for actions involving TOEMT and a former chairman; and,

•	A reduction in the level of charges in respect of one-time termination benefits relating to involuntary employee terminations pursuant to marketing and operations department reorganizations.

      Equity in earnings of affiliate increased to $6 million in 2006 compared to $4.3 million in 2005 due to the expansion of the container fleet in the Joint Venture Program. See additional discussion herein.
      Income Taxes for 2006 were $0.1 million higher than in 2005. The effective tax rate for 2006 was 23%. The tax rate increased in the fourth quarter of 2006 reflecting the impact of charges including restructuring costs, stock appreciation rights and professional services on earnings before income taxes.
          Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
Overview
      Cronos reported net income of $7.8 million in 2005. Net income for 2005 included the impact of:

•	A charge of $4.1 million recorded in connection with the TOEMT litigation;

•	Legal expenses of $2.4 million relating to Palatin and TOEMT litigation; and,

•	Charges of $0.9 million (including the effect of income taxes) in respect of one-time termination benefits relating to involuntary employee terminations pursuant to marketing and operations department reorganizations.
      The impact of these charges was partially offset by the following:

•	Income of $1.3 million recognized on the recovery of amounts owed by a related party;

•	The recovery of $0.8 million payable to a Private Container Program; and,

•	The reversal of a taxation provision of $0.4 million which had been provided against potential withholding taxes on the unremitted retained earnings of certain subsidiaries.
      The overall effect of these items was to reduce net income by $4.9 million, or approximately $0.63 cents per diluted share.
Analysis and Discussion
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
      Direct operating expenses were $18.1 million in 2005, a decrease of $2.5 million, or 12%, compared to 2004 due primarily to reductions in inventory-related and activity-related costs:

•	Repositioning expense declined by $1.2 million as the Group moved fewer containers from low to high demand locations reflecting the low volume of off-hire inventories and the strong market for container disposals; and,

•	Activity-related expenses declined by $1 million as the level of handling and repair work undertaken decreased in line with the reduced volumes of container redeliveries and off-hire inventories.

      Operating segment information (see Note 3 to the 2006 Consolidated Financial Statements).

	Joint	US Limited	Private
	Venture	Partnership	Container	Owned
(in thousands)	Program	Programs	Programs	Containers	Total

Year ended December 31, 2005
- gross lease revenue	$30,637	$23,512	$47,368	$37,507	$139,024
- direct operating expenses	(2,119)	(3,587)	(7,250)	(5,135)	(18,091)

- net lease revenue	28,518	19,925	40,118	32,372	120,933
- direct financing lease income	—	—	—	1,757	1,757
- payments to Managed Container Programs	(26,025)	(14,801)	(36,177)	—	(77,003)
- container depreciation	—	—	—	(14,890)	(14,890)
- container interest expense	—	—	—	(6,266)	(6,266)

Segment profit	$2,493	$5,124	$3,941	$12,973	$24,531

      Joint Venture Program: Segment profit increased to $2.5 million in 2005 from $1.3 million in 2004.

•	Net lease revenue for this segment increased to $28.5 million in 2005 reflecting the significant investment in additional equipment for the program including the acquisition of $73.8 million of container fixed assets from the Group.

•	Payments to the Joint Venture Program increased by $12.1 million, which is in line with the increase in net lease revenue for this segment.
      US Limited Partnership Programs: Segment profit increased to $5.1 million in 2005 from $4 million in 2004.

•	Net lease revenue for this segment decreased by $1.7 million compared to the prior year. GLR declined by $3.2 million due primarily to the effect of the disposal of containers at the end of their useful economic life and the liquidation of three of the partnerships. Direct operating expenses declined by $1.4 million, reflecting lower inventory-related and activity-related costs.

•	Payments to US Limited Partnership Programs declined by $2.9 million when compared to 2004. The ratio of segment profit to net lease revenue increased to 26% in 2005, from 18% in 2004, as the management fee attributable to the cash generated by the Programs increased as cash collections and disposal activity increased.
      Private Container Programs: Segment profit increased to $3.9 million in 2005 from $2.8 million in 2004.

•	Net lease revenue increased by $1 million when compared to 2004 reflecting the decline in inventory-related and activity-related expenses.

•	Payments to Private Container Programs were $0.1 million lower than in 2004. The ratio of segment profit to net lease revenue increased to 10% in 2005, from 7% in 2004. This was due to the expiration of a number of agreements with fixed payment terms.
      Owned Containers: Segment profit declined by $1.3 million to $13 million in 2005.

•	Net lease revenue declined by $3.1 million due primarily to the sale of $73.8 million of container fixed assets to the Joint Venture Program in August 2005.

•	Container depreciation of $14.9 million in 2005 was $2.8 million lower than in 2004. The primary factors for the decline were:

-	The effect of the sale of the container fixed assets to the Joint Venture Program in the third calendar quarter;

-	The effect of the disposal of equipment at the end of its useful economic life more than offset the increase in depreciation attributable to new container additions; and,

-	The effect of the change in the estimate of useful lives for tank, rolltrailer and flat rack products on October 1, 2005, resulted in a $0.1 million decline in depreciation expense.

•	Container interest expense of $6.3 million in 2005 was $1.2 million higher than in 2004. The increase in interest expense was primarily attributable to increased US interest rates. In addition, the Group incurred $0.2 million of breakage costs that resulted from the restructure of the Revolving Credit Facility. The increase in interest was partially offset by the effect of the repayment of $64.2 million of debt utilizing part of the proceeds generated by the container fixed asset sale to the Joint Venture Program.
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
      Commissions, fees and other operating income of $5.4 million in 2005 was $1.8 million higher than the prior year. The main changes were attributable to:

•	An increase of $0.7 million in the level of gains recorded on the disposal of fixed assets. This was due in part to the increased disposal proceeds realized on the sale of equipment at the end of its economic life;

•	A $0.6 million increase in design and consultancy fee income reflecting a project undertaken with a European customer;

•	A $0.4 million increase in fees earned on the disposal of containers owned by Managed Container Programs that again reflected the strong market for used containers; and,

•	A $0.2 million increase in finance lease income due to an increase in the value of direct financing leases held by the Group.
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

      Selling, general and administrative expenses were $21.9 million in 2005, an increase of $3.2 million, when compared to 2004. The increase was primarily due to:

•	An increase of $2 million in legal costs for TOEMT and Palatin litigation; and,

•	$1.7 million of charges in respect of one-time termination benefits relating to involuntary employee terminations pursuant to marketing and operations department reorganizations.
      These increases were partly offset by:

•	A $0.6 million decline in the expense recognized for a stock appreciation rights plan reflecting a smaller increase in the Group share price in 2005 than in 2004.
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
      Provision for legal claims: In 2005 the Group was involved in litigation with TOEMT as discussed in Item 3 — “Legal Proceedings”. The liquidator acting on behalf of the two TOEMT companies had made a number of claims against Cronos. The liquidator had identified two creditors (“MKB” and the “Contrin Creditors”) of the TOEMT companies and had acknowledged the claims of MKB. MKB based its claim against the TOEMT companies on one or more loan notes (the “Loan Notes”) purportedly issued by the TOEMT companies. In December 2005, the Group entered into an agreement (the “Agreement”) with an independent third party (the “Third party”) under which it contracted to pay a maximum amount of $4 million (inclusive of related transaction costs) to the Third party to acquire the Loan Notes, in the event that the Third party were to purchase the Loan Notes from MKB. The Group directed its bank to issue an irrevocable standby letter of credit with an expiry date of March 15, 2006 (subsequently extended to March 31, 2006) in favor of the Third party and placed $4 million on deposit with the bank as security for the letter of credit. The expiry date under the Agreement was March 1, 2006 (subsequently extended to March 31, 2006). In February 2006, the Third party advised the Group that MKB was prepared to enter into an agreement to sell the Loan Notes to the Third party. On March 21, 2006, the Group acquired the Loan Notes for a payment of $3.6 million (inclusive of related transaction costs) and the issuance of a guarantee by the Group, for a maximum amount of $0.4 million, under which the Group would be required to make a payment of up to $0.4 million in the event that MKB suffered a loss as a result of claims made by the liquidator of the two TOEMTs against MKB. The Group also acquired the claims of the Contrin Creditors for $0.1 million in March 2006.
      In December 2005, the Group recorded a charge of $4.1 million equal to the fair value of the costs associated with the Agreement, the related guarantee, the purchase of the claims of the Contrin Creditors and the estimated costs of establishing the position of the Group as the sole creditor of the two TOEMTs.
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
      Excluding the effect of adjustments relating to income taxes on unremitted retained earnings, income taxes for 2005 and 2004 equaled 15% of income before income taxes and equity in earnings of affiliate.
Liquidity and Capital Resources
      The following section discusses the effect on liquidity and capital resources of changes in the balance sheet and cash flows, commitments to container manufacturers and dividend declarations.
     Balance Sheet and Cash Flows

Cash and cash equivalents
      The Group uses cash from a number of sources in order to meet its operating and other cash flow commitments. The primary sources of cash generated are gross lease revenue provided by the Group’s container fleet, fee revenues from its Managed Container Programs and other parties, disposal proceeds generated by the sale of equipment and income earned on equipment trading and direct financing lease transactions.
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
      Total cash balances of $8.5 million at December 31, 2006, were $7.3 million lower than the position at the beginning of the year. Payments of $31.7 million for capital expenditures, $6.6 million for investments in the Joint Venture Program, a net reduction in debt funding of $3.3 million and dividend payments of $2.1 million more than offset cash provided by operating activities of $10.4 million, cash generated by the sale of container equipment at the end of its economic life of $21.3 million, cash generated by the issuance of common stock of $0.7 million and the release of $4 million of restricted cash.
      The cash provided by operating activities in 2006 was reduced by payments of $3.5 million in respect of the acquisition of the MKB loan notes (see Part  I, Item 3 — “Legal Proceedings”) and $1.6 million for one-time termination payments in connection with the reorganization of the marketing and operations departments in 2005 and 2006.
      The cash provided by operating activities in 2005 was increased by the receipt of $1.333 million on the distribution of proceeds from the sale of the Amersham Estate.
      The transaction involving the sale of the $73.8 million of container assets to the Joint Venture Program in August 2005 and the resulting $64.2 million debt repayment is one of the primary reasons for the decline in cash generated by operating activities between 2006 and 2005. Previously, the assets were funded by the Revolving Credit Facility and the related principal payments were reported as a deduction from cash provided by financing activities. Since the Joint Venture Program acquired ownership of the assets, the net cash flows attributable to the program in each period form part of payments to Managed Container Programs and are included as a deduction from cash provided by operating activities.

Restricted cash
      The decline in restricted cash in 2006 was primarily due to the expiry of a partially used irrevocable standby letter of credit and the reclassification of $2.9 million of cash that had been deposited by Cronos as security for the letter of credit.

Amounts due from lessees, net
      Cash flows relating to gross lease revenue are largely dependent upon the timely collections of lease revenues from shipping lines. At December 31, 2006, the amount due from lessees was $30.9 million, an increase of $2.4 million from the position at December 31, 2005. This reflects an increase in the amounts billed in 2006.
      Based on loss experience for the last fifteen years, bad debts have approximated 1% of lease revenues. The Group monitors the aging of lease receivables, collections and the credit status of existing and potential customers. There is always a risk that some shipping lines may experience financial difficulty. Any resultant material increase in the level of bad debts could potentially affect the ability of the Group to meet its operating and other commitments.

Amounts receivable from Managed Container Programs
      This balance includes the amounts receivable for direct operating costs from Managed Container Programs and the management fees receivable from the Joint Venture program and US Limited Partnership Programs. The balance at December 31, 2006 was $0.4 million lower than at the corresponding time in 2005 reflecting the reduction in the level of activity-related costs for the Managed Container Programs.

New container equipment held for resale & Amounts payable to container manufacturers
      At December 31, 2006, the Group owed container manufacturers $34.8 million for equipment. Of this equipment, $34.7 million was held as equipment for resale to Managed Container Programs and $0.1 million was held for resale to third parties under equipment trading transactions. The Group utilizes the proceeds from the transfer of equipment held for resale to Managed Container Programs to pay the related amount due to container manufacturers.

Other amounts payable and accrued expenses
      This balance declined by $4.5 million to $7.4 million in 2006. The primary reasons for this reduction were payments of $4.1 million made in connection with the TOEMT transaction and $1.3 million made in connection with the reorganization of the marketing and operations departments in 2005.

Commitments to container manufacturers
      At December 31, 2006, the Group had outstanding orders to purchase container equipment of $37.7 million. Of this amount, the Group intends to sell $37.6 million to the Joint Venture Program and the remaining $0.1 million will be acquired by the Group using existing container funding facilities or cash.

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
Off-Balance Sheet Arrangements, Transactions and Obligations
      Joint Venture Program. The Group has determined that the Joint Venture Program falls within the scope of FIN 46R; however it is not a variable interest entity. The maximum exposure for Cronos to losses as a result of its involvement with the Joint Venture Program at December 31, 2006, was $44.1 million, representing the total of its equity investment in the Joint Venture Program and the management fees due to Cronos from the program. The Joint Venture Program is accounted for under the equity method of accounting.
      Under the operative documents governing the Joint Venture Program, certain changes in control of the Group constitute an event of default, permitting the lenders to the Joint Venture Program to accelerate repayment of the Joint Venture Program’s indebtedness. In addition, whether or not a change of control constitutes an event of default, one of the agreements governing the Joint Venture Program provides that upon a change in control of the Group, the parent of the Group’s joint venture partner (and lead lender to the Joint Venture Program) may cause the Group to purchase the container assets of the Joint Venture Program at a purchase price equal to their book value plus a premium of 10%, and to purchase all other assets of the Joint Venture Program at their book value and simultaneously cause the Joint Venture Program to repay, in full, the Joint Venture Program’s outstanding indebtedness.
      A further discussion of the Group’s involvement and transactions with the Joint Venture Program is provided in Item 1 — “Business”, elsewhere in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Notes 1 and 9 to the 2006 Consolidated Financial Statements herein.
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
      The general partner is indemnified by the partnerships for any liabilities suffered by it arising out of its activities as general partner, except in the case of misconduct or negligence. As limited partnerships, the limited partners may not be assessed for additional capital contributions, and it is possible that the general partner could be liable if the assets of the partnerships are not sufficient to pay their liabilities. However, the Group considers that the risk of any such loss is not material. Therefore, the maximum exposure for Cronos to losses as a result of its involvement with the US Limited Partnership Programs at December 31, 2006, was $2.1 million, representing the total amount due to Cronos for management fees and other items from the partnerships.
      A further discussion of the Group’s involvement and transactions with US Limited partnerships is provided in Item 1 — “Business”, elsewhere in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Notes 1 and 9 to the 2006 Consolidated Financial Statements herein.
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
      At each financial statement date, the amounts due under each agreement are recorded as a liability and disclosed under amounts payable to Managed Container Programs. The amount payable at December 31, 2006 was $3.7 million. The terms of the guarantees generally obligate the Company to ensure payments and other obligations of the subsidiary companies are performed on a timely basis and in accordance with the terms of the agreement.
      The agreements with the Private Container Programs expire between 2007 and 2015. Should a default occur, the Company would be required to make the contracted payments on behalf of the subsidiary companies over the remaining term of the agreements or until such time as the default was remedied. Based on the $2.1 million earned by the Private Container Programs for the fourth quarter of 2006, the Company estimates that the maximum amount of future payments for rentals collected after deducting direct operating expenses and the income earned for managing the containers would be $23.4 million. The fair value of the estimated amount of maximum future payments is $19.9 million. No liability has been recorded for the future payments.
      Guarantees under Fixed Non-cancelable Operating Leases with Private Container Programs. Certain subsidiaries of the Group have fixed operating lease agreements for container equipment with Private Container Programs. The Company has provided parent company guarantees for the $14 million of minimum future lease payments outstanding under these agreements at December 31, 2006. The agreements provide that, in the event of a default by the subsidiary, the Company will pay all amounts due under the agreements as they fall due. The agreements contain purchase options, the majority of which allow the Group to acquire the containers after a period of ten years. See “Contractual Obligations” herein and Note 14 (c) to the 2006 Consolidated Financial Statements for the minimum amount of future lease payments due under fixed operating and other lease contracts.
      Agreements with Private Container Programs — early termination options. At December 31, 2006, approximately 53% (based on original equipment cost) of the agreements with Private Container Programs contained early termination options, under which the container owner may terminate the agreement if certain performance thresholds are not achieved. At December 31, 2006, approximately 39% (based on original equipment cost) of total agreements with Private Container Programs were eligible for early termination. On January 8, 2007, a Private Container Program, representing 6% (based on original equipment cost) of total Agreements with Private Container Programs, notified the Company that it was terminating its Agreement as certain performance thresholds had not been met. This early termination is not anticipated to have a material impact on the operating results, cash flows or net assets of the Group. Cronos believes that early termination of the remaining agreements by the Private Container Programs is unlikely.
      Agreements with Private Container Programs — change of control provisions. At December 31, 2006, approximately 41% (based on original equipment cost) of the containers subject to agreements with Private Container Programs provided that a change in ownership of the Group, or certain subsidiaries, without the prior consent of the container owner, may constitute an event of default under the agreement. In substantially all of these agreements, the consent of the container owners may not be unreasonably withheld. In the event that consent is not obtained, the container owners may require the Group, or certain subsidiaries, to transfer possession of 35% of the containers under management to another equipment manager. Such transfer of possession may result in the Group incurring certain costs. The remaining 6% of total agreements can elect for the Group, or certain subsidiaries, to purchase the equipment pursuant to the terms of their respective agreements, generally at a stipulated percentage (determined by age of the equipment) of the original cost of the equipment.
      A further discussion of the Group’s involvement and transactions with the Private Container Programs is provided in Item 1 — “Business”, elsewhere in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Notes 1,14 and 16 to the 2006 Consolidated Financial Statements herein.
      Non-Container Non-cancelable Fixed Operating Leases Obligations. Cronos, as lessee, has entered into fixed operating lease contracts for computer equipment and office space. In 2006 the rental expense was $0.9 million. See “Contractual Obligations” herein and Note 14 (c) to the 2006 Consolidated Financial Statements for the minimum amount of future lease payments due under fixed operating and other lease contracts.
      Provision for legal claims. For a discussion of the TOEMT related legal claims, see Item 3 — “Legal Proceedings” and, elsewhere in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 16 to the 2006 Consolidated Financial Statements herein.
      Joint venture with information technology company. The Group has a 50% equity interest in an information technology company that was incorporated during 2004 and is located in India. The company is engaged in the development and marketing of software products for the leasing industry. During the years ended December 31, 2006, 2005 and 2004, the Group paid the company $0.3 million, $0.3 million and $0.2 million, respectively, for software products and software development projects. The information technology company reported net income of less than $0.1 million for each of the years ended December 31, 2006, 2005 and 2004, respectively, and had total assets of $0.1 million at December 31, 2006 and 2005, respectively. See Note 20 to the 2006 Consolidated Financial Statements herein.
Contractual Obligations
      The following table sets forth the payments by period for Cronos’ contractual obligations. For a discussion of the Group’s commitments and contingencies, see Note 16 to the Company’s 2006 Consolidated Financial Statements.

		Payments Due By Period

					More than
		Less than			5 Years
		1 Year	1-3 Years	3-5 Years	(2012 and
	Total	(2007)	(2008-2009)	(2010-2011)	thereafter)

	(US dollar equivalent, in thousands)
Long-term debt obligations	$71,717	$11,904	$31,805	$24,073	$3,935
Capital lease obligations	$44,981	$7,921	$14,124	$10,319	$12,617
Fixed operating lease obligations to Managed Container Programs	$14,031	$2,494	$5,794	$5,743	—
Other operating lease payments	$3,341	$958	$1,634	$742	$7
Term lease rental obligations to Managed Container Programs	$115,997	$43,566	$53,753	$17,481	$1,197
Amounts payable to Managed Container Programs	$24,171	$24,171	—	—	—
Amounts payable to container manufacturers	$34,809	$34,809	—	—	—
Container purchase commitments	$37,704	$37,704	—	—	—

Total	$346,751	$163,527	$107,110	$58,358	$17,756

      Long-term debt obligations and capital lease obligations. The contractual payments detailed by period include actual and estimated interest for fixed and floating rate debt. Floating rate debt interest is estimated using the spot rate at December 31, 2006.

      Fixed non-cancelable operating lease obligations to Managed Container Programs. This represents the future minimum lease rentals payable to Managed Container Programs at December 31, 2006, under fixed operating lease agreements for container equipment with Private Container Programs. The Company has provided parent company guarantees for the $14,031 of minimum future lease payments outstanding under these agreements at December 31, 2006.
      Other fixed non-cancelable operating lease payments. This represents the future minimum lease rentals payable in respect of fixed operating leases for property and office equipment lease at December 31, 2006.
      Term lease rental obligations to Managed Container Programs. This represents the amounts payable to Managed Container Programs from the minimum term lease rentals receivable by the Group in future years from ocean carriers. See Note 5 and Note 14 (c) to the 2006 Consolidated Financial Statements. No amount will be payable to the Managed Container Program if the ocean carriers fail to pay the future term lease rentals to the Group.
      Amounts payable to Managed Container Programs. This represents the amounts payable to Managed Container Programs at December 31, 2006, and is calculated in accordance with the agreements with the Managed Container Programs.
      Amounts payable to container manufacturers. Cronos has outstanding obligations to pay container manufacturers for equipment that was acquired by the Group in 2006.
      Container purchase commitments. The Group has contracted with container manufacturers for the production of new equipment in 2007.
Critical Accounting Policies and Estimates
      The accounting policies affecting the Group’s financial condition and results of operations are more fully described in Note 1 to the 2006 Consolidated Financial Statements. The preparation of these financial statements requires Management to make judgments in selecting appropriate assumptions for calculating financial estimates, which inherently contain some degree of uncertainty. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the financial statements.
      Container equipment — depreciable lives. Container equipment is carried at cost, adjusted for impairment, if appropriate, less accumulated depreciation. Containers, both owned by the Group and acquired under capital leases, are depreciated on a straight line basis as follows:

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
      Based on the recent history of operating losses in its US subsidiaries, the outlook and management’s evaluation of available tax planning strategies, the Group has maintained a 100% valuation allowance for its deferred tax asset related to net operating loss carryforwards in the US since 1998. As of December 31, 2006, the Group’s valuation allowance aggregated $3.6 million. In the event the Group were to determine that it would be able to realize its deferred tax asset, a reversal of part or all of the valuation allowance would be recorded.
      Allowance for doubtful accounts. Cronos continually tracks its credit exposure to each customer using specialist third party credit information services and reports prepared by local staff to assess credit quality. Cronos’ credit committee meets quarterly to analyze the performance of existing customers and to recommend actions to be taken in order to minimize credit risks. Over the last 15 years, bad debts have approximated 1% of gross lease revenues. Based on this information, Cronos has calculated an allowance for doubtful accounts comprising specific amounts provided against known probable losses on certain customers plus an additional amount based on loss experience for other customers. However, the Group may be subject to unexpected loss in rental revenue from container lessees that default under their container lease agreements.
      Goodwill. In accordance with SFAS No. 142 — “Goodwill and Other Intangible Assets”, indefinite-lived intangible assets and goodwill must be tested at least annually for impairment. The annual impairment test uses cash flow discounting techniques to determine the fair value of respective reporting units which are then compared to the carrying value of the asset. Management discounts the projected future net cash flows to be generated by the reporting units based on historic and projected trends for per diem revenues, utilization, container disposal proceeds and funding costs over the expected remaining life of the unit. Although the projected trends are based on historical and current available information, they require subjective management judgment for projections relating to utilization rates, per diem rates, the disposal age of the containers, equipment residual values, cash collections and interest rates. As of December 31, 2006 and 2005, the Group determined the carrying value of all its goodwill and indefinite-lived assets had not been impaired.
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
New Accounting Pronouncements
      In June 2006, the Financial Accounting Standards Board (“the FASB”) issued FIN No. 48 — “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is effective for fiscal years beginning after December 15, 2006. Earlier adoption is encouraged, providing no financial statements have yet been issued during the fiscal year. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 — “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Cronos will adopt FIN 48 on January 1, 2007. Management has evaluated FIN 48 and does not expect its adoption to have a material impact on the financial position or the results of operations of the Group.
      In September 2006, the FASB issued SFAS No. 157 — “Fair Value Measurements” (“SFAS 157”). SFAS 157 is effective for financial statements for fiscal years beginning after November 17, 2007 and interim periods beginning after that date. Earlier adoption is encouraged, providing no financial statements have yet been issued during the fiscal year. SFAS 157 defines fair value, the methods used to measure fair value and will require expanded disclosures about fair value measurements. Cronos will adopt SFAS 157 on January 1, 2007 but does not expect adoption to have a material impact on the financial position or the results of operations of the Group.
      In September 2006, the FASB issued FASB Staff Position No. AUG AIR-1 (“FSP AIR-1”) which addresses the accounting for planned major maintenance activities. FSP AIR-1 is effective for fiscal years beginning after December 15, 2006, although earlier adoption is permitted as of the beginning of an entity’s fiscal year. The guidance in FSP AIR-1 shall be applied retrospectively for all financial statements presented, unless it is impracticable to do so. FSP AIR-1 amends certain provisions in the AICPA Industry Audit Guide, “Audits of Airlines” and the Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting”. FSP AIR-1 prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. Cronos will adopt FSP AIR-1 on January 1, 2007. Management has evaluated FSP AIR-1 and does not expect its adoption to have a material impact on the financial position or the results of operations of the Group.
      In September 2006, the Securities and Exchange Commission (“the SEC”) issued Staff Accounting Bulletin No. 108, Section N to Topic 1, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires the evaluation of prior year misstatements using both the balance sheet approach and the income statement approach. In the initial year of adoption, should either approach result in quantifying an error that is material in the light of quantitative and qualitative factors, SAB 108 guidance allows for a one-time cumulative effect adjustment to opening retained earnings. In years subsequent to adoption, previously undetected misstatements deemed material shall result in the restatement of previously issued financial statements in accordance with SFAS No. 154 — “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SAB 108 is effective for financial statements for fiscal years ending after November 15, 2006. Management has evaluated the impact of SAB 108 and does not expect its adoption to have a material impact on the financial position or the results of operations of the Group.
      In February 2007, the FASB issued SFAS No. 159 — “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 is effective for financial statements for fiscal years beginning after November 15, 2007, with early adoption permitted provided the entity also elects to apply SFAS 157. SFAS 159 permits all entities to choose, at specified election dates, to measure eligible items at fair value. Cronos will adopt SFAS 159 on January 1, 2008, but does not expect adoption to have a material impact on the financial position or the results of operations of the Group.
Inflation
      Management believes that inflation has not had a material adverse effect on the Group’s results of operations.

Item 7A — Quantitative and Qualitative Disclosures about Market Risk
      The following table sets forth weighted average interest rates by expected maturity dates for debt and capital lease obligations outstanding at December 31, 2006, and based on effective rates as at that same date:

	Expected Maturity Date of Debt and Capital Lease Obligations

						2012 and		Fair
	2007	2008	2009	2010	2011	thereafter	Total	Value

	(US dollar equivalent, in thousands)
Long-term debt and capital lease obligations:
Variable rate US dollar facilities	$11,156	$15,715	$17,497	$24,698	$4,375	$12,918	$86,359	$86,359
average interest rate %	7.2	7.2	7.2	7.2	7.1	7.1
Variable rate Euro facilities	$238	$249	$260	$271	$583	$469	$2,070	$2,070
average interest rate %	5.7	5.7	5.7	5.7	5.7	5.7
Fixed rate US dollar facilities	$1,916	$1,550	$1,145	$248	$267	$70	$5,196	$5,196
average interest rate %	7.1	7.2	7.3	7.2	7.2	7.2
Fixed rate Euro facilities	$158	$166	$175	$185	$245	$1,321	$2,250	$2,273
average interest rate %	5.6	5.6	5.6	5.6	5.6	5.6
      Interest rate risk: Outstanding borrowings are subject to interest rate risk. At December 31, 2006, 92% of total borrowings had floating interest rates. The Group conducted an analysis of borrowings with variable interest rates to determine their sensitivity to interest rate changes. In this analysis, the same change was applied to the balance outstanding as at December 31, 2006, leaving all other factors constant. It was found that if a 10% increase were applied to market rates, the expected effect would be to reduce annual cash flows by $0.5 million.
      Exchange rate risk: Substantially all purchases of container equipment are in US dollars. In 2006, approximately 93% of the Group’s revenues were billed and paid in US dollars and approximately 48% of expenses were incurred and paid in US dollars. For non-US dollar denominated revenues and expenses, the Group may enter into foreign currency contracts to reduce exposure to exchange rate risk. Of the non-US dollar expenses, approximately 70% are individually small and unpredictable and were incurred in various denominations. Thus, such amounts are not suitable for cost-effective hedging.
      As exchange rates are outside of the control of the Group, there can be no assurance that such fluctuations will not adversely affect its results of operations and financial condition. By reference to 2006, it is estimated that for every 10% incremental decline in value of the US dollar against various foreign currencies, the effect would be to reduce cash flows by $1 million in any given year.
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

      The table below summarizes information on transactions that are sensitive to foreign currency exchange rates including Euro (EUR) and Australian Dollar (AUD) denominated direct financing leases and Euro denominated capital lease obligations, and presents such information in US dollar equivalents. For direct financing leases the table presents net lease receivable cash flows by expected maturity dates. For capital lease obligations the table presents principal cash flows and related weighted average interest rates by expected maturity dates.

	Expected Maturity Date

						2012 and		Fair
	2007	2008	2009	2010	2011	thereafter	Total	Value

	(US dollar equivalent, in thousands)
Direct financing leases:
- net lease receivables (EUR)	$330	$320	$187	$191	$165	$1,987	$3,180	$3,527
- net lease receivables (AUD)	$356	$443	$228	$59	$43	$—	$1,129	$1,199
Capital lease obligations (EUR):
variable rate (EUR)	$238	$249	$260	$271	$583	$469	$2,070	$2,070
average interest rate %	5.7	5.7	5.7	5.7	5.7	5.7	5.7
fixed rate (EUR)	$158	$166	$175	$185	$245	$1,321	$2,250	$2,273
average interest rate %	5.6	5.6	5.6	5.6	5.6	5.6	5.6

Item 8 — Financial Statements and Supplementary Data
      Report of Independent Registered Public Accounting Firm.

The financial statements listed in this Item 8 are set forth herein beginning on page F1:

Consolidated Statements of Income for the Years Ended December 31, 2006, 2005 and 2004;
      Consolidated Balance Sheets at December 31, 2006 and 2005;

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004;

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004.
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
      The names of the executive officers of the Group, and their ages, titles, and biographies as of the date hereof, are set forth below:
          Dennis J. Tietz; age 54; Chairman and Chief Executive Officer
      Mr. Tietz was appointed Chief Executive Officer of the Company in December 1998, and Chairman of the Board of Directors in March 1999. From 1986 until his election as Chief Executive Officer of the Company, Mr. Tietz was responsible for the organization and marketing of investment programs managed by Cronos Capital Corp. (“CCC”) (formerly called Intermodal Equipment Associates), an indirect subsidiary of the Company. From 1981 to 1986, Mr. Tietz supervised container lease operations in both the United States and Europe. Prior to joining CCC in 1981, Mr. Tietz was employed by Trans Ocean Leasing Corporation, a container leasing company, as regional manager based in Houston, with responsibility for leasing and operational activities in the US Gulf.
      Mr. Tietz holds a B.S. degree in Business Administration from San Jose State University. Mr. Tietz is a licensed principal with the National Association of Securities Dealers. Mr. Tietz served as Chairman of the International Institute of Container Lessors for its 2001 fiscal year, and currently sits on the Executive Committee of the Institute’s Board of Directors.
          Peter J. Younger; age 50; President and Chief Operating Officer
      Mr. Younger was elected to the Board of Directors of the Company at the 1999 annual meeting of shareholders. Mr. Younger was appointed as President of the Company in March 2005 and as Chief Operating Officer in August 2000. Mr. Younger served as Chief Financial Officer from March 1997 to March 2005 and from 1999 to March 2005, served as Executive Vice President. From 1991 to 1997, Mr. Younger served as Vice President — Finance of Cronos. From 1987 to 1991, Mr. Younger served as Vice President and Controller of CCC in San Francisco. Prior to 1987, Mr. Younger was a certified public accountant and a principal with the accounting firm of Johnson, Glaze and Co. in Salem, Oregon.
      Mr. Younger holds a B.S. degree in Business Administration from Western Baptist College, Salem, Oregon.
          Frank P. Vaughan; age 42; Senior Vice President and Chief Financial Officer
      Mr. Vaughan was elected Senior Vice President and Chief Financial Officer of the Company in March 2005. From 2004 to 2005, Mr. Vaughan served as Senior Vice President — Finance and as Vice President — Finance from 1998 to 2004. Mr. Vaughan served as Director of Planning and Manager of Group Reporting prior to 1998. Mr. Vaughan is based in the UK. Prior to joining Cronos in 1991, Mr. Vaughan was an accountant with the Automobile Association, from 1987 to 1991.
      Mr. Vaughan holds a Bachelor of Commerce degree, with honours, from University College Cork in Ireland and is a qualified Chartered Management Accountant.
          John M. Foy; age 61; Senior Vice President
      Mr. Foy is directly responsible for Cronos’ lease marketing operations in the Asian, South American, Australian and New Zealand regions; Mr. Foy is based in San Francisco. From 1985 to 1993, Mr. Foy was Vice President — Pacific of Cronos with responsibility for dry cargo container lease marketing and operations in the Pacific Basin. From 1977 to 1985, Mr. Foy was Vice President of Marketing for Nautilus Leasing Services in

San Francisco with responsibility for worldwide leasing activities. From 1974 to 1977, Mr. Foy was Regional Manager for Flexi-Van Leasing, a container lessor, with responsibility for container leasing activities in the Western United States.
      Mr. Foy holds a B.A. degree in Political Science from University of the Pacific and Bachelor of Foreign Trade from Thunderbird Graduate School of International Management.
          John C. Kirby; age 53; Senior Vice President
      Mr. Kirby is directly responsible for Cronos’ lease marketing operations in the European, American, African and Middle Eastern regions. Mr. Kirby is also responsible for Cronos’ corporate operations including contract and billing administration, container repairs and leasing-related systems; Mr. Kirby is based in the United Kingdom. Mr. Kirby joined CCC in 1985 as European Technical Manager and advanced to Director of European Operations in 1986, a position he held with CCC, and later CCL, until his promotion to Vice President — Operations of Cronos in 1992. In January 1999, Mr. Kirby was promoted to the position of Senior Vice President — Operations. From 1982 to 1985, Mr. Kirby was employed by CLOU Containers, a container leasing company, as Technical Manager, based in Hamburg, Germany. Mr. Kirby holds a professional engineering qualification from the Mid-Essex Technical College in England.
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

      The Company intends to file its definitive Proxy Statement with the Commission no later than 120 days after the end of the Group’s fiscal year (December 31, 2006). In the event that the Company does not file its definitive Proxy Statement with the Commission on or before 120 days after the fiscal year covered by this annual report, then the Company shall provide the information required by Part III in an amendment to this annual report, filed not later than the end of the 120-day period.

PART IV
Item 15 — Exhibits and Financial Statement Schedules
(a) (1) Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets — At December 31, 2006 and 2005

Consolidated Statements of Income for the Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements
(a) (2) Financial Statement Schedules

The financial statements of CF Leasing Ltd. have been filed in accordance with Regulation S-X as a 50% entity accounted for by the equity method by the Group.
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

Number	Exhibit Description

2.1	Asset Purchase Agreement, dated February 28, 2007 (“Asset Purchase Agreement”), by and among FB Transportation Capital LLC, CRX Acquisition Ltd., and the Company (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated February 28, 2007).
2.2	Plan of Liquidation and Dissolution of the Company (incorporated by reference to Annex 1 to Asset Purchase Agreement, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated February 28, 2007).
2.3	Guarantee from Fortis Bank S.A./N.V. Cayman Islands Branch, dated February 28, 2007, in favor of the Company (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, dated February 28, 2007).
3.1	Co-ordinated Articles of Incorporation (incorporated by reference to Exhibit 1.1 to the Company’s Annual Report on Form 20-F for the year ended December 31, 1997 (File No. 0-24464)).
3.2	Policies and procedures with respect to the indemnification of directors and officers of the Company, as adopted by the Board of Directors on August 4, 1999 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-3, dated November 24, 1999).
10.1	Guarantee, dated as of July 19, 2001, by and between the Group and Fortis Bank N.V. (“Fortis”), as agent and on behalf of itself (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
10.2	Amendment No. 1 to the Guarantee, dated as of July 19, 2001, by and between the Group and Fortis, as agent and on behalf of itself (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10.3	Amendment Number 2, dated as of August 1, 2005, to the Amended and Restated Guarantee, dated as of July 19, 2001, by and among the Company, Fortis, HBU and NIB. (incorporated by reference to Exhibit 10.46 to the Company’s Current Report on Form 8-K, dated August, 2005).

Number	Exhibit Description

10.4	Loan Agreement, dated as of July 19, 2001, by and between Cronos Finance (Bermuda) Limited (“CFBL”) as issuer, and Fortis as agent on behalf of the noteholder, and itself, as the initial noteholder (incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
10.5	Amendment No. 1 to the Amended and Restated Loan Agreement dated as of August 6, 2001, by and between CFBL and Fortis (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.6	Amendment No. 2 to the Amended and Restated Loan Agreement dated as of November 20, 2001, by and between CFBL and Fortis (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.7	Amendment No. 3, dated as of September 18, 2002, to the Amended and Restated Loan Agreement, dated as of July 19, 2001, by and between CFBL and Fortis, (incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K, dated September 18, 2002).
10.8	Amendment No. 4, dated as of March 7, 2003, to the Amended and Restated Loan Agreement, dated as of July 19, 2001, by and between CFBL and Fortis, (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).
10.9	Amendment No. 5, dated as of September 23, 2003, to the Amended and Restated Loan Agreement, dated as of July 19, 2001, by and between CFBL and Fortis (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10.10	Amended and Restated Loan Agreement, dated as of March 7, 2003 (“Loan Agreement”), by and among CF Leasing Ltd., a Bermuda exempted company (“CF Leasing”), and Fortis Bank (Nederland) N.V. (“Fortis Bank”), a Naamloze Vennootschap organized and existing under the laws of The Netherlands, and BTM Capital Corporation (formerly BTMU Capital Corporation) (“BMTUCC”), a Delaware corporation, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated September, 2006).
10.11	Amendment Number 1, dated as of October 15, 2003, to Loan Agreement, by and among CF Leasing, Fortis Bank and BTMUCC, (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated September, 2006).
10.12	Amendment Number 2 to Loan Agreement, dated as of March 4, 2004, by and among CF Leasing, Fortis Bank, and BTMUCC, (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated September, 2006).
10.13	Amendment Number 3 to Loan Agreement, dated as of April 30, 2004, by and among CF Leasing, Fortis Bank, and BTMUCC, (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated September, 2006).
10.14	Amendment Number 4 to Loan Agreement, dated as of May 31, 2004, by and among CF Leasing, Fortis Bank, and BTMUCC, (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, dated September, 2006).
10.15	Amendment Number 5 to Loan Agreement, dated as of June 15, 2004, by and among CF Leasing, Fortis Bank, BTMUCC, and HSH Nordbank AG, New York Branch (“HSH”), a banking institution organized and existing under the laws of Germany, (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, dated September, 2006).
10.16	Amendment Number 6 to Loan Agreement, dated as of June 15, 2005, by and among CF Leasing, Fortis Bank, BTMUCC, HSH, and WestLB AG, a joint stock company organized and existing under the laws of Germany, acting through its New York Branch (“WestLB”), and NIB Capital Bank N.V. (“NIBC”), a Naamloze Vennootschap organized and existing under the laws of The Netherlands (Fortis Bank, BTMUCC, HSH, WestLB, and NIBC referred to hereinafter as the “Lenders”), (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, dated September, 2006).
10.17	Amendment Number 7 to Loan Agreement, dated as of January 17, 2006, by and among CF Leasing, Fortis Bank, as agent and lender, and the other lenders, (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, dated September, 2006).

Number	Exhibit Description

10.18	Amendment Number 8 to Loan Agreement, dated as of June 14, 2006, by and among CF Leasing, Fortis Bank, as agent and lender, and the other lenders, (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, dated September, 2006).
10.19	Amendment Number 9 to Loan Agreement, dated as of September 29, 2006, by and among CF Leasing, Fortis Bank, as agent and lender, and the other lenders, (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, dated September, 2006).
10.20	Amendment Number 10 to Loan Agreement, dated as of October 31, 2006, by and among CF Leasing, Fortis Bank, as agent and lender, and the other lenders, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 31, 2006).
10.21	Amendment Number 11 to Loan Agreement, dated as of November 8, 2006, by and among CF Leasing Ltd, Fortis Bank, as agent and lender, and the other lenders, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated November 8, 2006).
10.22	Management Agreement by and between CF Leasing Ltd. and Cronos Containers (Cayman) Limited, dated as of September 18, 2002, (incorporated by reference Exhibit 10.23 to the Company’s Current Report on Form 8-K, dated September 18, 2002).
10.23	Amendment No. 1, dated as of March 7, 2003 to the Management Agreement, dated as of September 18, 2002, by and between the CF Leasing Ltd. and Cronos Containers (Cayman) Limited, (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).
10.24	Amendment No. 2, dated as of October 15, 2003 to the Management Agreement, dated as of September 18, 2002, by and between the CF Leasing Ltd. and Cronos Containers (Cayman) Limited Fortis (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10.25	Members Agreement, dated September 18, 2002, by and between CF Leasing Ltd., Mees Pierson Transport & Logistics Holding B.V. and CEB, and joined by Cronos Containers (Cayman) Ltd, and by The Cronos Group (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).
10.26	Amendment No. 1, dated as of June 15, 2004, to the Members Agreement, dated as of September 18, 2002, by and between CF Leasing Ltd., FB Aviation & Intermodal Finance Holding B.V. (formerly known as Mees Pierson Transport & Logistics Holding B.V.) and CEB, and joined by Cronos Containers (Cayman) Ltd, and by The Cronos Group (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).
10.27	Amendment No. 2, dated as of July 8, 2004, to the Members Agreement, dated as of September 18, 2002, by and between CF Leasing Ltd., FB Aviation & Intermodal Finance Holding B.V., and CEB, and joined by Cronos Containers (Cayman) Ltd, and by The Cronos Group (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).
10.28	Amendment No. 3, dated as of June 15, 2005 to the Members Agreement, dated September 18, 2002, among CF Leasing Ltd, FB Aviation & Intermodal Finance Holding BV and Cronos Containers (Cayman) Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
10.29	Amendment Number 4, dated as of August 1, 2005, to Members Agreement, dated as of September 18, 2002, by and among CF Leasing, FB Aviation & Intermodal Holding B.V. and Cronos Equipment (Bermuda) Limited, and joined by The Cronos Group (the “Company”). (incorporated by reference Exhibit 10.56 to the Company’s Current Report on Form 8-K, dated August 1, 2005).
10.30	Amendment Number 5, dated as of November 8, 2006, to Members Agreement, dated as of September 18, 2002, by and among CF Leasing, FB Transportation Capital LLC and Cronos Equipment (Bermuda) Limited, and joined by The Cronos Group, (incorporated by reference Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated November 8, 2006).

Number	Exhibit Description

10.31	Amendment Number 6, dated as of November 8, 2006, to Members Agreement, dated as of September 18, 2002, by and among CF Leasing, FB Transportation Capital LLC, FB Aviation & Intermodal Finance Holding B.V. and Cronos Equipment (Bermuda) Limited, and joined by The Cronos Group, (incorporated by reference Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated November 8, 2006).
10.32	Collateral Agreement dated as of November 16, 2001, by and between CEB, CFBL and Fortis (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.33	Amendment No. 1 to the Collateral Agreement dated as of November 16, 2001, by and between CEB, CFBL and Fortis (incorporated by reference to Exhibit 10.3 to Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10.34	Grant of Security Interest (Patents) dated as of November 19, 2001, by and between CEB, CFBL and Fortis (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.35	Amended and restated Management Agreement, dated as of June 15, 2004, by and between the CF Leasing Ltd. and Cronos Containers (Cayman) Limited. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.36	Amendment No. 1, dated as of June 15, 2005 to the Amended and Restated Management Agreement, dated as of June 15, 2004, by and between CF Leasing Ltd and Cronos Containers (Cayman) Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
10.37	Third Amended and Restated Loan Agreement, dated as of August 1, 2005, among CFL, Fortis Bank (Nederland) N.V. (“Fortis”), NIB Capital Bank N.V. (“NIB”), and Hollandsche Bank-Unie N.V. (“HBU”). (incorporated by reference to Exhibit 10.57 to the Company’s Current Report on Form 8-K, dated August, 2005).
10.38	Amendment No. 1, dated as of January 17, 2006 to the Third Amended and Restated Loan Agreement, dated as of August 1, 2005, among CFL, Fortis, NIB and HBU, (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).
10.39	CFL Secured Note in favor of Fortis in the principal amount of $15,000,000, dated August 1, 2005. (incorporated by reference to Exhibit 10.46 to the Company’s Current Report on Form 8-K, dated August, 2005).
10.40	CFL Secured Note in favor of NIB in the principal amount of $15,000,000, dated August 1, 2005. (incorporated by reference to Exhibit 10.46 to the Company’s Current Report on Form 8-K, dated August, 2005).
10.41	CFL Secured Note in favor of HBU in the principal amount of $15,000,000, dated August 1, 2005. (incorporated by reference to Exhibit 10.46 to the Company’s Current Report on Form 8-K, dated August, 2005).
10.42	Assignment Declaration from MKB Bank Rt. to Centrál Workout Pénzügyi Részvénytársaság (“Central”), dated March 27, 2006, as endorsed by Central to Cronos Containers N.V. (“CNV”) (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).
10.43	Assignment of Assets from the Contrin Creditors (as defined therein), as assignors, and CNV, as assignee, dated as of March 21, 2006 (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).
10.44	Engagement letter, dated as of November 8, 2006, by and between CF Leasing and Fortis Capital Corp., (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, dated November 8, 2006).
10.45	Assignment agreement dated March 27, 2006, between MKB and Centrál Workout Pénzügyi Rt. (translated from the original Hungarian) pursuant to Exchange Rule 12b-12(d), (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

Number	Exhibit Description

10.46	Deed of release dated June 27, 2006, in respect of TOEMT litigation, (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).
10.47	Deed of Settlement dated June 27, 2006, in respect of TOEMT litigation, (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).
Executive Compensation Plans and Arrangements

10.48	Stock Appreciation Rights Agreement by and between the Company and Peter J. Younger, dated as of October 13, 1999 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-3, dated November 24, 1999).
10.49	First Amendment to Stock Appreciation Rights Agreement, dated February 28, 2007, by and between the Company and Peter J. Younger (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated February 28, 2007).
10.50	1999 Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, dated February 25, 2000).
10.51	Employment Agreement by and between Cronos Containers Inc. and John M. Foy, dated April 1, 1999, as amended on December 1, 1999 (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the period ended December 31, 1999).
10.52	Amendment, dated December 1, 2005, to the Employment Agreement between Cronos Containers Inc. and John M. Foy, dated April 1, 1999, as previously amended on December 1, 1999, December 1, 2000, December 1, 2001, October 15, 2002 and November 5, 2002 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated December 1, 2005).
10.53	Service Agreement by and between Cronos Containers Limited and John C. Kirby, dated February 29, 2000 (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2002).
10.54	Amendment, dated December 1, 2005, to the Service Agreement by and between Cronos Containers Limited and John Kirby, dated February 29, 2000, as previously amended on November 4, 2003 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated December 1, 2005).
10.55	Service Agreement by and between Cronos Containers Limited and Frank P. Vaughan, dated April 20, 2000 (incorporated by reference to Exhibit 10.49 and 10.50 to the Company’s Current Report on Form 8-K, dated July 14, 2005).
10.56	Amendment, dated December 1, 2005, to the Service Agreement by and between Cronos Containers Limited and Frank P. Vaughan, dated April 20, 2000 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated December 1, 2005).
10.57	Amendment to the 1999 Stock Option Plan, dated June 1, 2001 (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2001).
10.58	Amended and Restated Employment Agreement between Cronos and Dennis J. Tietz, dated November 8, 2001 (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2001).
10.59	Amendment, dated April 1, 2004, to the Employment Agreement between Cronos and Dennis J. Tietz, dated November 8, 2001 (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).
10.60	Amended Employment Agreement between Cronos and Peter J. Younger, dated October 1, 2003 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2003).
10.61	Amended and Restated Indemnification Agreement between Cronos and Maurice Taylor, dated November 6, 2002 (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002).

10.62	Amended and Restated Indemnification Agreement between Cronos and Dennis J. Tietz, dated November 6, 2002 (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002).
10.63	Amended and Restated Indemnification Agreement between Cronos and Peter J. Younger, dated November 6, 2002 (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002).
10.64	Indemnification Agreement between Cronos and S. Nicholas Walker, dated November 6, 2002 (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002).
10.65	Indemnification Agreement between Cronos and Robert M. Melzer, dated November 6, 2002 (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002).
10.66	Indemnification Agreement between Cronos Containers Limited and John C. Kirby, dated November 22, 2002 (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002).
10.67	Indemnification Agreement between Cronos Containers Inc. and John M. Foy, dated November 1, 2002 (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002).
10.68	Stock Option Agreement between Cronos and Maurice Taylor, dated January 10, 2003 (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002).
10.69	Stock Option Agreement between Cronos and S. Nicholas Walker, dated January 10, 2003 (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002).
10.70	Stock Option Agreement between Cronos and Robert M. Melzer, dated January 10, 2003 (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002).

Other Exhibits
21.1	List of principal subsidiaries and affiliates at December 31, 2006.
23.1	Consent of Independent Registered Public Accounting Firm dated March 16, 2007.
31.1	Rule 13a-14 Certification
31.2	Rule 13a-14 Certification
32.1	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2007	The Cronos Group

	By:	/s/ Dennis J. Tietz

Dennis J. Tietz Chairman of the Board and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By	/s/ Dennis J. Tietz Dennis J. Tietz	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 16, 2007

By	/s/ Peter J. Younger Peter J. Younger	Director, President and Chief Operating Officer	March 16, 2007

By	/s/ Frank P. Vaughan Frank P. Vaughan	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2007

By	/s/ Maurice Taylor Maurice Taylor	Director	March 16, 2007

By	/s/ Stephen Nicholas Walker Stephen Nicholas Walker	Director	March 16, 2007

By	/s/ Robert M. Melzer Robert M. Melzer	Director	March 16, 2007

FINANCIAL STATEMENTS — Item 15 (a) (1) and (a) (2)

Page

(a)(1)	The Cronos Group
	Report of Independent Registered Public Accounting Firm	F-2
	Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2006, 2005 and 2004	F-3
	Consolidated Balance Sheets — At December 31, 2006 and 2005	F-4
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004	F-6
	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004	F-8
	Notes to Consolidated Financial Statements	F-9
(a)(2)	Financial Statement Schedules
	The financial statements of CF Leasing Ltd. have been filed in accordance with Regulation S-X as a 50% entity accounted for by the equity method by the Group	F-42

THE CRONOS GROUP
Consolidated financial statements as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004
and Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of The Cronos Group
      We have audited the accompanying consolidated balance sheets of The Cronos Group and subsidiaries (collectively the “Group”) as of December 31, 2006 and 2005, and the related consolidated statements of income and comprehensive income, stockholders equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Group’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Cronos Group and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
Reading, United Kingdom
March 16, 2007

THE CRONOS GROUP
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the years ended December 31, 2006, 2005 and 2004
(US dollar amounts in thousands, except per share amounts)

	2006	2005	2004

Gross lease revenue	$141,883	$139,024	$132,096
Equipment trading revenue	4,669	2,210	4,698
Commissions, fees and other operating income:
- Related parties	721	802	953
- Unrelated parties	4,024	4,577	2,641
Gain on settlement of litigation	—	1,333	—
Interest income	545	344	120

Total revenues and other income	151,842	148,290	140,508

Direct operating expenses	16,643	18,091	20,563
Payments to Managed Container Programs:
- Related parties	56,551	40,826	31,638
- Unrelated parties	30,374	36,177	36,323
Equipment trading expenses	4,085	1,978	4,018
Amortization of intangible assets	188	188	188
Depreciation	11,648	15,141	17,993
Selling, general and administrative expenses	20,791	21,909	18,834
Interest expense	7,358	6,186	5,178
Recovery of amount payable to Managed Container Program	—	(703)	—
Recovery of related party loan note	—	—	(1,280)
Provision against legal claims	—	4,100	—

Total expenses	147,638	143,893	133,455

Income before income taxes and equity in earnings of affiliate	4,204	4,397	7,053
Income taxes provision	(954)	(864)	(1,071)
Equity in earnings of unconsolidated affiliate	5,977	4,269	2,883

Net income	9,227	7,802	8,865
Other comprehensive income (loss):
- change in fair value of forward exchange contracts	—	—	325
- change in fair value of derivatives held by affiliate	(275)	650	311

Comprehensive income	$8,952	$8,452	$9,501

Basic net income per common share	$1.22	$1.06	$1.22

Diluted net income per common share	$1.14	$0.98	$1.14

All amounts were generated by continuing activities.
The accompanying notes are an integral part of these consolidated financial statements.

THE CRONOS GROUP
CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005
(US dollar amounts in thousands, except per share amounts)

	2006	2005

Assets
Cash and cash equivalents	$8,498	$15,829
Restricted cash	250	4,200
Amounts due from lessees, net	30,913	28,540
Amounts receivable from Managed Container Programs, including amounts due from related parties of $3,025 and $3,155, respectively	3,033	3,391
New container equipment for resale	35,131	38,142
Net investment in direct financing leases, including amounts due within twelve months of $3,493 and $4,162, respectively	12,222	12,678
Investment in unconsolidated affiliates	43,710	31,358
Container equipment, net of accumulated depreciation of $58,117 and $75,493, respectively	113,081	121,988
Other equipment, net of accumulated depreciation of $2,184 and $1,999, respectively	632	1,130
Goodwill	11,038	11,038
Other intangible assets, net	157	345
Income taxes	282	—
Other assets	4,252	3,093

Total assets	$263,199	$271,732

The accompanying notes are an integral part of these consolidated financial statements.

THE CRONOS GROUP
CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005
(US dollar amounts in thousands, except per share amounts)

	2006	2005

Liabilities and shareholders’ equity
Amounts payable to Managed Container Programs, including amounts payable to related parties of $16,042 and $15,295, respectively	$24,171	$25,462
Amounts payable to container manufacturers	34,809	52,790
Direct operating expense payables and accruals	4,821	5,432
Other amounts payable and accrued expenses	7,381	11,873
Debt and capital lease obligations, including amounts due within twelve months of $13,468 and $11,769, respectively	95,875	87,780
Income taxes	—	209
Deferred income taxes	3,650	2,965
Deferred income and deferred acquisition fees	7,005	7,684

Total liabilities	177,712	194,195

Commitments and contingencies

Shareholders’ equity
Common shares, par value $2 per share (25,000,000 shares authorized; shares issued and outstanding; 2006 — 7,678,073; 2005 — 7,519,959) shares 9,158,378)	15,356	15,040
Additional paid-in capital	42,489	43,807
Common shares held in treasury, at cost (112,000)	(297)	(297)
Accumulated other comprehensive income	605	880
Restricted retained earnings	1,832	1,832
Unrestricted retained earnings	25,502	16,275

Total shareholders’ equity	85,487	77,537

Total liabilities and shareholders’ equity	$263,199	$271,732

The accompanying notes are an integral part of these consolidated financial statements.

THE CRONOS GROUP
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2006, 2005 and 2004
(US dollar amounts in thousands, except per share amounts)

	2006	2005	2004

Cash flows from operating activities
Net income	$9,227	$7,802	$8,865
Adjustments to reconcile net income to net cash provided by operating activities:
- depreciation and amortization	11,836	15,329	18,181
- increase (decrease) in unamortized acquisition fees	658	(22)	218
- provision for losses on accounts receivable	96	1,284	1,251
- recovery of related party loan note	—	—	(1,280)
- provision against legal claims	—	4,100	—
- purchase of loan note for operating purposes	(3,510)	—	—
- gain on disposal of fixed assets	(652)	(955)	(211)
- undistributed equity in earnings of affiliate	(5,977)	(4,269)	(2,883)
- increase (decrease) in current and deferred income taxes	194	(64)	257
- decrease (increase) in new container equipment for resale:
- related parties	137,162	67,740	64,937
- unrelated parties	(134,151)	(88,766)	(71,237)
- decrease (increase) in amounts receivable:
- related parties	130	203	19
- unrelated parties	2,366	(1,453)	1,089
- increase (decrease) in other amounts payable and accrued expenses:
- related parties	747	3,553	2,401
- unrelated parties	(7,732)	21,553	9,267

Net cash provided by operating activities	10,394	26,035	30,874

Cash flows from investing activities
Purchase of container equipment	(31,230)	(54,837)	(29,050)
Purchase of other equipment	(145)	(440)	(628)
Investment in direct financing leases	(266)	(4,286)	(57)
Investments in related parties	(6,650)	(11,075)	(3,600)
Proceeds from sales of container and other equipment	21,344	91,059	16,698
Decrease (increase) in restricted cash	3,950	(2,711)	(456)

Net cash (used in) provided by investing activities	(12,997)	17,710	(17,093)

The accompanying notes are an integral part of these consolidated financial statements.

THE CRONOS GROUP
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2006, 2005 and 2004
(US dollar amounts in thousands, except per share amounts)

	2006	2005	2004

Cash flows from financing activities
Proceeds from issuance of term debt	$22,509	$49,778	$21,556
Repayments of term debt and capital lease obligations	(25,802)	(95,222)	(25,391)
Dividends paid	(2,102)	(1,688)	(799)
Recovery of related party loan	—	1,280	—
Issue of common stock	717	357	—

Net cash used in financing activities	(4,678)	(45,495)	(4,634)

Net (decrease) increase in cash and cash equivalents	(7,331)	(1,750)	9,147
Cash and cash equivalents at beginning of year	15,829	17,579	8,432

Cash and cash equivalents at end of year	$8,498	$15,829	$17,579

Supplementary disclosure of cash flow information:
Cash paid during the year for:
- interest	$6,180	$5,227	$4,478
- income taxes	796	1,104	1,126
Cash received during the year for:
- interest	127	345	241
- income taxes	36	176	312
Non-cash items:
- container equipment acquired under capital leases	8,819	5,188	12,583
- container equipment transferred to direct financing leases	1,989	4,082	1,097
- direct financing lease equipment acquired under capital leases	2,217	523	—
The accompanying notes are an integral part of these consolidated financial statements.

THE CRONOS GROUP
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31, 2006, 2005 and 2004
(US dollar amounts in thousands, except per share amounts)

				Accumulated		Unrestricted
		Additional	Common	other	Restricted	retained	Total
	Common	paid-in	shares held	comprehensive	retained	(deficit)	shareholders’
	shares	capital	in treasury	(loss) income	earnings	earnings	equity

Balance, December 31, 2003	$14,744	$46,552	$(297)	$(406)	$1,832	$(392)	$62,033
Net income						8,865	8,865
Employee share grant		10					10
Declaration of dividends		(1,235)					(1,235)
Issue of common shares	20	32					52
Retirement of common shares	(1)	(1)					(2)
Other comprehensive income for year				636			636

Balance, December 31, 2004	14,763	45,358	(297)	230	1,832	8,473	70,359
Net income						7,802	7,802
Issue of common shares	277	352					629
Stock based compensation		94					94
Declaration of dividends		(1,997)					(1,997)
Other comprehensive income for year				650			650

Balance, December 31, 2005	15,040	43,807	(297)	880	1,832	16,275	77,537
Net income						9,227	9,227
Issue of common shares	316	439					755
Stock based compensation		441					441
Declaration of dividends		(2,198)					(2,198)
Other comprehensive income for year				(275)			(275)

Balance, December 31, 2006	$15,356	$42,489	$(297)	$605	$1,832	$25,502	$85,487

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
      The Group provides a worldwide service and, accordingly, has significant operations in key shipping locations, particularly in Europe, Asia and the United States.
      The Group enters into agreements (the “Agreements”) with container owners (the “Managed Container Programs”) to manage the leasing of their containers (“Managed Containers”) to ocean carriers. These Managed Container Programs have taken three principal forms.
      Under the first principal form, the Group has a 50% equity investment in a joint venture container purchase entity (the “Joint Venture Program”). The Group manages the containers held in the Joint Venture Program.
      Under the second principal form, the Group has organized limited partnerships in the United States (“US Limited Partnership Programs”) and purchases and manages containers on behalf of the US Limited Partnership Programs.
      Both the US Limited Partnership Programs and the Joint Venture Program are considered to be related parties of the Group.
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
      The Group leases containers to ocean carriers and other customers under master leases, term leases and direct financing leases.
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
      Master leases specify the maximum number of containers to be leased and the minimum term that each container will remain on-hire, but allow the customer to re-negotiate the number of containers to be leased and to pick up and drop off containers at various locations as specified in the lease agreement. Lease rentals, which are generally based upon the number of containers used by the customer at any given time and the applicable per diem rate are therefore all contingent rentals.
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
      Operating leases. The majority of Agreements with Managed Container Programs are in the form of a master lease. Under the terms of the master lease, the Group is not liable to make any payments to the Managed Container Programs until such time as the Managed Containers have been placed on lease to a customer. The Agreements also generally provide that the Group will make payments to the Managed Container Programs based upon the rentals collected from customers after deducting direct operating expenses and the compensation earned by the Group for managing the equipment.
      The terms of the Agreements vary from 1 to 15 years. Containers generally have an expected useful economic life of 12 to 20 years. The Agreements generally contain provisions, which permit earlier termination under certain conditions upon 60 to 90 days’ notice. For the US Limited Partnership Programs, a majority of the limited partners in a partnership can remove the subsidiary of the Group, which acts as general partner, thereby terminating the Agreement with the Group. For the Joint Venture Program, the Agreement with the Group may be terminated should an event of default, as stipulated in the Agreement, occur and remain unremedied for a specific

THE CRONOS GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands, except per share amounts)
period thereafter, as defined in the Agreement. Under the Agreements with Private Container Programs, certain container owners may terminate the Agreement if stipulated performance thresholds are not achieved by the Group (see Note 16). The Group believes that early termination is unlikely in normal circumstances.
      The majority of payments by the Group to Managed Container Programs are charged to the statement of income in each period based upon the amounts earned and subsequently payable under the Agreements with Managed Container Programs.
      Other operating lease rentals are expensed on a straight line basis over the lease term.
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
      Equipment trading revenue represents the proceeds generated on the sale of equipment to third parties. Equipment trading expenses are the costs of the equipment sold. In such transactions, the Group enters into agreements at the same time to supply equipment to third party buyers. Usually, the Group enters into separate agreements with container manufacturers for the acquisition of the equipment. The Group acts as principal in such transactions and accordingly the revenue and expenses are reported gross. This equipment does not enter the Cronos fleet of managed containers unless the third party buyer defaults on the agreement. Equipment trading revenue and expenses are recognized when the contracted parties meet the terms of their respective contractual agreements.

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
      Acquisition fees represent amounts paid by the Managed Container Programs when the Group enters into Agreements and begins to manage new container equipment on their behalf. Such fees are generally non-refundable and are deferred and recognized as income on a straight line basis over the term of the Agreements. Licence fees and fees earned in connection with equipment consultancy and design services are recognized on the accrual basis based on the terms of the contractual agreements.

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
      The components of basic and diluted net income per share were as follows:

	2006	2005	2004

Net income available for common shareholders	$9,227	$7,802	$8,865

Weighted average outstanding shares of common stock	7,535,227	7,358,950	7,260,852
Dilutive effect of:
- 1998 stock option	198,215	187,183	113,627
- warrants	—	—	74,757
- 1999 stock option plan	202,154	262,772	137,105
- non-employee directors’ equity plan	107,182	134,528	163,365
- 2005 equity incentive plan	76,147	18,500	—

Common shares and common share equivalents	8,118,925	7,961,933	7,749,706

Basic net income per share	$1.22	$1.06	$1.22

Diluted net income per share	$1.14	$0.98	$1.14

      For the years ended December 31, 2006, 2005 and 2004, all of the common stock equivalents were included in the computation of diluted net income per share as the average market price of Cronos’ common shares exceeded the exercise price of each stock plan.
      On February 4, 2005, 200,000 warrants to purchase 200,000 common shares of the Company were canceled in connection with the restructuring of a debt facility.
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
k)  Investments
      Investments are accounted for using the equity method and take two main forms:
      Under the first form, the Group has a 50% equity investment in the Joint Venture Program. The joint venture entity is a bankruptcy-remote, special purpose entity organized under the laws of Bermuda.
      Under the second form, investments comprise the Group’s general and limited partner interests in the US Limited Partnership Programs, in which a subsidiary, Cronos Capital Corp., acts as a general partner.
l)   Consolidation of variable interest entities
      The Group consolidates variable interest entities where it determines that it is the primary beneficiary of those variable interest entities, as required by FIN 46R.
m)  Container equipment
      Container equipment is carried at cost, adjusted for impairment, if appropriate, less accumulated depreciation. Containers, both owned by the Group and acquired under capital leases are depreciated on a straight line basis as follows:

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
n)  Other equipment
      Other equipment is carried at cost less accumulated depreciation. Depreciation for leasehold improvements is recorded on a straight line basis over the shorter of the useful life or the lease term. Depreciation for other equipment is recorded on a straight line basis over a life of four years .
o)  Restricted cash
      Restricted cash consists of balances held on deposit under the terms of lending facilities that would be utilized in the event that adequate funds were not available to meet the scheduled debt service payments.

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
      Patents will continue to be amortized on a straight line basis over their estimated useful lives, to a residual of nil in 2007.
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
      Under SFAS 123R the Group is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Compensation cost is recognized over the requisite service period. Under SFAS 123R the Group has elected to apply the ‘modified prospective application’ method of adoption. Under this method, SFAS 123R will apply to all new awards granted, and to existing awards that are modified, repurchased or cancelled.
      As discussed above, the Group accounted for stock-based compensation under APB 25 prior to January 1, 2006. Under SFAS 123R, the Group is required to disclose the effect on net income, net income per share and net income per diluted share, had the Company still applied the disclosure requirements of SFAS 123 for each period for which an income statement is presented. The Group has measured the fair value of stock options under SFAS 123, based on the Black Scholes option-pricing model and has determined that if the stock options had

THE CRONOS GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands, except per share amounts)
been accounted for under SFAS 123, the impact on the Group’s net income and net income per share would have been as:

	2005	2004

Net income:
- as reported	$7,802	$8,865
- add stock-based employee compensation included in reported net income, net of related tax effects	—	3
- deduct stock-based compensation expense computed in accordance with SFAS 123, net of related tax effects	—	(21)

- pro forma	$7,802	$8,847

Basic net income per share:
- as reported	$1.06	$1.22
- pro forma	$1.06	$1.22
Diluted net income per share:
- as reported	$0.98	$1.14
- pro forma	$0.98	$1.14
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
u)  Fair value of financial instruments
      SFAS No. 107 — “Disclosures about Fair Value of Financial Instruments” requires the disclosure of fair value, to the extent practicable for financial instruments, which are recognised or unrecognised in the balance sheet. Fair value of the financial instruments disclosed in the balance sheet is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. For certain financial instruments, including cash and cash equivalents, and trade

THE CRONOS GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands, except per share amounts)
receivables and payables, it was assumed that the carrying amount approximated fair value because of the near term maturities of such instruments.
v)   Derivative financial instruments
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
w)  New pronouncements
      In June 2006, the FASB issued FIN No. 48 — “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is effective for fiscal years beginning after December 15, 2006. Earlier adoption is encouraged, providing no financial statements have yet been issued during the fiscal year. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 — “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Cronos will adopt FIN 48 on January 1, 2007. Management has evaluated FIN 48 and does not expect its adoption to have a material impact on the financial position or the results of operations of the Group.
      In September 2006, the FASB issued SFAS No. 157 — “Fair Value Measurements” (“SFAS 157”). SFAS 157 is effective for financial statements for fiscal years beginning after November 17, 2007 and interim periods within those fiscal years. Earlier adoption is encouraged, providing no financial statements have yet been issued during the fiscal year. SFAS 157 defines fair value, the methods used to measure fair value and will require expanded disclosures about fair value measurements. Cronos will adopt SFAS 157 on January 1, 2007, but does not expect adoption to have a material impact on the financial position or the results of operations of the Group.
      In September 2006, the FASB issued FASB Staff Position No. AUG AIR-1 (“FSP AIR-1”) which addresses the accounting for planned major maintenance activities. FSP AIR-1 is effective for fiscal years beginning after December 15, 2006, although earlier adoption is permitted as of the beginning of an entity’s fiscal year. The guidance in FSP AIR-1 shall be applied retrospectively for all financial statements presented, unless it is impracticable to do so. FSP AIR-1 amends certain provisions in the AICPA Industry Audit Guide, “Audits of Airlines” and the Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting”. FSP AIR-1 prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. Cronos will adopt FSP AIR-1 on January 1, 2007. The adoption of FSP AIR-1 will not have a material impact on the financial position or the results of operations of the Group.
      In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Section N to Topic 1, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires the evaluation of prior year misstatements using both the balance sheet approach and the income statement approach. In the initial year of adoption, should either approach result in quantifying an error that is material in the light of quantitative and qualitative factors, SAB 108 guidance allows for a one-time cumulative effect adjustment to opening retained earnings. In years subsequent to adoption, previously undetected misstatements deemed material shall result in the restatement of previously issued financial

THE CRONOS GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands, except per share amounts)
statements in accordance with SFAS No. 154 — “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SAB 108 is effective for financial statements for fiscal years ending after November 15, 2006. Adoption has not had a significant impact on the financial position or the results of operations of the Group.
      In February 2007, the FASB issued SFAS No. 159 — “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 is effective for financial statements for fiscal years beginning after November 15, 2007, with early adoption permitted provided the entity also elects to apply SFAS 157. SFAS 159 permits all entities to choose, at specified election dates, to measure eligible items at fair value. Cronos will adopt SFAS 159 on January 1, 2008, but does not expect adoption to have a material impact on the financial position or the results of operations of the Group.
2.   Selling, general & administrative expenses
      Selling, general and administrative expenses for the twelve months to December 31, 2006, 2005 and 2004, included charges totalling $311, $1,666 and $0, respectively, in respect of one-off termination benefits relating to involuntary employee terminations pursuant to reorganizations of the marketing and operations departments. Management committed to the plans and communicated the plans to the employees during the years that the charges were recognized. The Group made total payments of $406 during 2005 leaving a balance payable of $1,260 at December 31, 2005. All remaining and new obligations were discharged in full in 2006. The termination charges did not form part of the calculation of segment profit for any of the reportable segments.
3.   Operating segment data
      The Group’s primary business activity is the leasing of containers to ocean carriers. The Group’s fleet of containers are either owned by the Group itself, or managed on behalf of US Limited Partnership Programs, the Joint Venture Program or Private Container Programs (see Note 1a). The Group considers that its primary business equates to one industry segment, comprising four reportable segments which are structured according to the funding source for its container fleet acquisitions. The Group’s operating performance is reviewed and managed with respect to these reportable segments each of which has a different profitability and risk profile.
      Owned containers are financed by the Group’s own capital resources, debt facilities and capital leases, and include new container equipment for resale. See Notes 1 and 9 for additional Managed Container Program related disclosures.
      All revenues and expenses that are specifically identifiable to the containers within each reportable segment have been allocated to that segment and individual product revenues have been aggregated within the reportable segments.
      No single customer accounted for 10% or more of total revenues in any of the years ended December 31, 2006, 2005 and 2004.
      The Group does not manage income taxes by reference to its reportable segments and thus the Group evaluates segment performance based on income before income taxes and equity in earnings of affiliate.

THE CRONOS GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands, except per share amounts)
      Segment information is provided in the tables below:

		US
	Joint	Limited	Private
	Venture	Partnership	Container	Owned
	Program	Programs	Programs	Containers	Total

Year ended December 31, 2006
Items directly attributable to segments:
- gross lease revenue	$53,812	$17,613	$40,596	$29,862	$141,883
- direct operating expenses	(4,228)	(2,442)	(6,680)	(3,293)	(16,643)

net lease revenue	49,584	15,171	33,916	26,569	125,240
- direct financing lease income	—	—	—	1,671	1,671
- payments to Managed Container Programs	(45,195)	(11,356)	(30,374)	—	(86,925)
- container depreciation	—	—	—	(11,374)	(11,374)
- container interest expense	—	—	—	(7,208)	(7,208)

Segment profit	$4,389	$3,815	$3,542	$9,658	$21,404

Total assets	$59,838	$6,110	$10,947	$186,304	$263,199

Expenditure for segment assets	$6,761	$36	$84	$27,580	$34,461

		US
	Joint	Limited	Private
	Venture	Partnerships	Container	Owned
	Program	Programs	Programs	Containers	Total

Year ended December 31, 2005
Items directly attributable to segments:
- gross lease revenue	$30,637	$23,512	$47,368	$37,507	$139,024
- direct operating expenses	(2,119)	(3,587)	(7,250)	(5,135)	(18,091)

net lease revenue	28,518	19,925	40,118	32,372	120,933
- direct financing lease income	—	—	—	1,757	1,757
- payments to Managed Container Programs	(26,025)	(14,801)	(36,177)	—	(77,003)
- container depreciation	—	—	—	(14,890)	(14,890)
- container interest expense	—	—	—	(6,266)	(6,266)

Segment profit	$2,493	$5,124	$3,941	$12,973	$24,531

Total assets	$43,041	$7,772	$12,504	$208,415	$271,732

Expenditure for segment assets	$11,172	$74	$150	$69,385	$80,781

THE CRONOS GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands, except per share amounts)

		US
	Joint	Limited	Private
	Venture	Partnership	Container	Owned
	Program	Programs	Programs	Containers	Total

Year ended December 31, 2004
Items directly attributable to segments:
- gross lease revenue	$16,349	$26,671	$47,442	$41,634	$132,096
- direct operating expenses	(1,058)	(5,012)	(8,359)	(6,134)	(20,563)

net lease revenue	15,291	21,659	39,083	35,500	111,533
- direct financing lease income	—	—	—	1,547	1,547
- payments to Managed Container Programs	(13,963)	(17,675)	(36,323)	—	(67,961)
- container depreciation	—	—	—	(17,716)	(17,716)
- container interest expense	—	—	—	(5,076)	(5,076)

Segment profit	$1,328	$3,984	$2,760	$14,255	$22,327

Total assets	$21,117	$8,542	$11,519	$230,571	$271,749

Expenditure for segment assets	$3,686	$120	$219	$46,648	$50,673

Reconciliation of total segment profit to income before income taxes and equity in earnings of affiliate:

	2006	2005	2004

Segment profit	$21,404	$24,531	$22,327
Equipment trading revenue	4,669	2,210	4,698
Unallocated commissions, fees and other operating income	3,074	3,622	2,047
Interest income	545	344	120
Equipment trading expenses	(4,085)	(1,978)	(4,018)
Amortization of intangible assets	(188)	(188)	(188)
Non container depreciation	(274)	(251)	(277)
Selling, general and administrative expenses	(20,791)	(21,909)	(18,834)
Non container interest credit/ (expense)	(150)	80	(102)
Gain on settlement of litigation	—	1,333	—
Recovery of amount payable to Managed Container Program	—	703	—
Provision against legal claims	—	(4,100)	—
Recovery of related party loan note	—	—	1,280

Income before income taxes and equity in earnings of affiliate	$4,204	$4,397	$7,053

THE CRONOS GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands, except per share amounts)
Reconciliation to total revenues:

	2006	2005	2004

Revenues directly attributable to segments:
- gross lease revenue	$141,883	$139,024	$132,096
- direct financing lease income	1,671	1,757	1,547

	143,554	140,781	133,643
Other revenues:
- equipment trading revenue	4,669	2,210	4,698
- unallocated commissions, fees and other operating income	3,074	3,622	2,047
- interest income	545	344	120
- gain on settlement of litigation	—	1,333	—

Total revenues	$151,842	$148,290	$140,508

      For the three years ended December 31, 2006, 2005 and 2004, the Group recorded equity in the earnings of the Joint Venture Program of $5,977, $4,269 and $2,883, respectively. The segment assets of the Joint Venture Program included the equity method investment of the Group of $43,658, $31,341 and $15,339 at December 31, 2006, 2005 and 2004, respectively.
      Each reportable segment derives its revenues from leasing different types of container equipment to ocean carriers. Total revenues for these different types of equipment were:

	2006	2005	2004

Dry cargo containers	$82,433	$94,638	$91,511
Specialized containers:
- refrigerated containers	26,225	19,890	20,613
- tank containers	14,185	10,188	8,295
- dry freight specials	19,040	14,308	11,677

Gross lease revenue	$141,883	$139,024	$132,096

      Lease revenue is deemed to be earned based on the physical location of the containers while on lease. Almost all of the Group’s lease revenue is earned on containers used by its customers in global trade routes. Accordingly, the Group believes that it does not possess discernible geographic reporting segments as defined in SFAS 131. However, based on the address of each of its customers, the Group estimates that gross lease revenue for the years ending December 31, 2006, 2005 and 2004, respectively, have been generated by customers located in the following regions:

	2006	2005	2004

Europe	46%	42%	44%
Australasia	36%	37%	33%
Other	18%	21%	23%

Total	100%	100%	100%

      The Company does not generate material revenue from external customers in its country of domicile, Luxembourg.

THE CRONOS GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands, except per share amounts)

4.	Income taxes
      Income before income taxes and equity in earnings in affiliate comprises:

	2006	2005	2004

US	$(53)	$1,159	$(1,437)
Non US	4,257	3,238	8,490

	$4,204	$4,397	$7,053

      The provision for income taxes comprises:

	2006	2005	2004

Current taxes:
US Federal	$—	$9	$11
US State	2	5	(15)
Non US	73	968	706

	75	982	702

Deferred taxes:
US Federal	119	(86)	(25)
US State	(62)	96	51
Non US	822	(128)	343

	879	(118)	369

Total provision for income taxes	$954	$864	$1,071

      The Group has measured the differences between the provision for taxes that would be computed at the US statutory rate and the actual tax provision. The Company is based in Luxembourg and is therefore not subject to income tax. However, the Group has used its US tax rate to measure these differences due to the fact that it files annual financial statements as a US filer with the Securities and Exchange Commission.

	2006	2005	2004

US Tax at 34%	$1,429	$1,495	$2,398
Difference between US statutory rate and other taxed jurisdictions	270	334	467
US state taxes (net of federal tax benefit)	(60)	101	36
Effect of non-taxed income at US federal rate of 34%	(797)	(603)	(2,305)
Valuation allowance	112	(551)	547
Other	—	88	(72)

Actual tax provision	$954	$864	$1,071

THE CRONOS GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands, except per share amounts)
      Temporary differences giving rise to the net deferred income tax liability as of the balance sheet date were:

	2006	2005

Assets
Acquisition fees	$177	$533
Losses carried forward	1,640	1,278
Partnership income taxable in different periods for book and tax purposes	475	1,038
Disallowed interest expense carried forward (no expiry date)	1,188	1,234
Alternative minimum tax credit (no expiry date)	22	22
Other	933	877
Valuation allowance	(3,587)	(3,475)

Total deferred income tax assets	848	1,507

Liabilities
Depreciation	4,498	4,472

Net deferred income tax liabilities	$3,650	$2,965

      Tax losses have arisen in certain entities. As of December 31, 2006, the deferred tax asset associated with these losses carried forward will expire as follows:

2007	$6
2008	54
2009	26
2010	172
2011	15
2012 and thereafter	1,367

Total	$1,640

      At December 31, 2006, the Group had net operating loss carryforwards available of approximately $3,213, $6,679 and $1,391 for federal, state and foreign income taxes, respectively, to offset future income tax liabilities. The expected tax effect of these losses is reflected as a deferred tax asset. A valuation allowance has been established in the US subsidiaries since the realization of tax benefits of net operating loss carryforwards is not more likely than not. The amount of the valuation allowance is reviewed on a quarterly basis.
      The Group had previously recorded a provision for potential taxation on the unremitted retained earnings of certain subsidiaries. Management considered the Group’s remittance intentions in arriving at the provision. The provision primarily related to the potential withholding taxes applicable to the remittance of retained earnings between a European based subsidiary and its European parent company. In December 2005, the status of the parent company changed. As a result of this change, the European Union (“EU”) Parent/ Subsidiary Directive will apply to future remittances between the subsidiary and its parent. This directive applies a zero tax rate to distributions from subsidiaries resident within the EU to parent companies also resident in the EU. Accordingly, in December 2005, the Group reversed the related $422 deferred tax liability.
      The Group will continue to monitor potential deferred income tax liabilities on the unremitted retained earnings of subsidiaries.

THE CRONOS GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands, except per share amounts)

5.	Amounts due from lessees

a) Group as lessor
      The Group earns rental income from leasing containers to ocean carriers under operating leases. The containers are either owned by the Group or by Managed Container Programs (see Note 1) and the rental income is included in gross lease revenue in the statements of income. The cost and net book value of Group container equipment is detailed in Note 10.
      Contingent master lease rentals approximated $72,375, $73,459, and $78,795 of gross lease revenue, respectively, in the years ended December 31, 2006, 2005 and 2004, respectively.
      As of December 31, 2006, the minimum lease rentals receivable in future years under non-cancelable term operating leases were:

2007	$60,508
2008	44,836
2009	31,266
2010	18,198
2011	6,944
2012 and thereafter	1,522

Total	$163,274

      Rental income from leasing containers owned by Managed Container Programs to ocean carriers was $112,021, $101,517 and $90,462 for the years ended December 31, 2006, 2005 and 2004, respectively (see Note 3).

b) Allowance for doubtful accounts
      The activity in the allowance for doubtful accounts was:

	2006	2005	2004

Beginning of year	$3,364	$2,246	$2,296
Provision for doubtful accounts	96	1,284	1,251
Write-offs, net of recoveries	(257)	(166)	(1,301)

End of year	$3,203	$3,364	$2,246

THE CRONOS GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands, except per share amounts)

6.	Net investment in direct financing leases
      The Group, as lessor, has entered into leases that qualify as direct financing leases. The minimum future lease rentals under these direct financing leases are due as follows:

	Net Lease	Unearned	Minimum Future
	Receivables	Lease Income	Lease Rentals

December 31, 2006:
- 2007	3,493	1,363	4,856
- 2008	3,153	902	4,055
- 2009	2,246	574	2,820
- 2010	1,075	373	1,448
- 2011	309	298	607
- 2012 and thereafter	1,946	1,007	2,953

Total	$12,222	$4,517	$16,739

7.	New container equipment for resale
      Activity during the year in new container equipment for resale was:

	2006	2005	2004

Beginning of year	$38,142	$17,116	$10,816
Container purchases	138,785	107,587	89,618
Container disposals:
- sold to US Limited Partnership Programs	(3,890)	(3,594)	(3,239)
- sold to the Joint Venture Program	(133,272)	(64,146)	(61,698)
- sold to Private Container Programs	(891)	(17,015)	(14,890)
- sold to other parties	(3,693)	(1,034)	(3,413)
Transferred to long-term ownership of container equipment	(50)	(772)	(78)

End of year	$35,131	$38,142	$17,116

      The Group purchases containers for resale to Managed Container Programs. All container equipment held for resale is held at the lower of original cost or net realizable value.

8.	Consolidation of variable interest entity
      In December 2003, the Group adopted FIN 46R and determined that it was the primary beneficiary of a variable interest entity (“VIE”) in which it held a 0.01% share, and accordingly the VIE was consolidated into the Group’s consolidated financial statements. The VIE was established as a container purchase company in 1996 and acquired $49,700 of containers from Cronos in a series of prior year transactions. The variable interests of the Group in the entity were comprised of a management fee, that Cronos earned in return for managing the containers of the entity, a non-interest bearing loan note and an option to acquire 75% of the container owning company, the exercise of which was subject to the repayment of certain of the indebtedness of the VIE.
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

THE CRONOS GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands, except per share amounts)
      In February 2005, the Group acquired 100% ownership of the VIE. The debt held by the variable interest entity was restructured on the same date. In connection with this restructuring, the Group issued a guarantee for $10,000 of the outstanding debt and the lender cancelled an option to acquire 25% of the variable interest entity. In addition, 200,000 warrants to purchase 200,000 common shares of the Company were cancelled effective February 4, 2005. The outstanding debt was repaid in full on August 1, 2005 and the VIE was subsequently dissolved in 2006.

9.	Investments in related parties

	2006	2005

Investment in Joint Venture Program	$43,658	$31,341
Other investments	52	17

Investment in unconsolidated affiliates	$43,710	$31,358

      The activity in the investment in unconsolidated affiliates was:

	2006	2005	2004

Beginning of year	$31,358	$15,364	$8,570
Investment in joint ventures	6,650	11,075	3,600
Equity in earnings of affiliates	5,977	4,269	2,883
Change in fair value of interest rate swap agreements	(275)	650	311

End of year	$43,710	$31,358	$15,364

      Investments take two primary forms:
      Under the first form, the Group has a 50% equity investment in an entity known as the Joint Venture Program, or CF Leasing Ltd. The Joint Venture Program is a container purchase entity that was established in 2002 to acquire and lease marine cargo containers to third parties. It is a bankruptcy-remote, special purpose entity organized under the laws of Bermuda. Its objective is to generate income for distribution to the equity holders or for reinvestment in additional equipment and to realise the residual value of the container equipment at the end of its useful economic life. The Joint Venture Program is accounted for using the equity method. The Group has determined that the Joint Venture Program is not a variable interest entity as defined by FIN 46R. At December 31, 2006 and 2005 respectively, the Joint Venture Program had total assets of $368,853 and $259,241, and total liabilities of $281,538 and $196,557. For the years ended December 31, 2006, 2005 and 2004, respectively, the Joint Venture Program reported total revenues of $49,746, $28,869 and $15,602, and net income of $11,883, $8,555 and $5,766. At December 31, 2006 and 2005, respectively, the carrying value of the Group’s investment in the Joint Venture Program approximated its underlying equity in the net assets of the program. The maximum exposure of Cronos to losses as a result of its involvement with the Joint Venture Program at December 31, 2006 and 2005, was $44,057 and $31,660, respectively, representing the total of its equity investment in the Joint Venture Program and the management fees due to Cronos from the program. At December 31, 2006 and 2005, the retained earnings of the Group represented by unremitted retained earnings of the Joint Venture Program were $15,261 and $9,595, respectively.
      Under the second form, the investments comprise the Group’s equity interests as a general partner in six US Limited Partnership Programs. In accordance with FIN 46R, the Company has determined that the six Limited Partnerships qualify as variable interest entities. In each case, the Company has concluded that neither the Company, nor any of its subsidiaries, is the primary beneficiary of any US Limited Partnership Program.

THE CRONOS GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands, except per share amounts)
      The partnerships are all California limited partnerships managed by Cronos Capital Corp., a subsidiary of the Company. Since 1979, sixteen public limited partnerships and two private limited partnerships have raised over $492,900 from over 37,500 investors. Twelve of the original eighteen partnerships have now been dissolved.
      These general partner investments are accounted for using the equity method. In the case of each program, the investment from the Group comprises a nominal general partner capital contribution of $1, representing total Cronos contributions of $6. Earnings in respect of the equity in the interests in the US Limited Partnership Programs attributable to the $1 general partner capital contribution were immaterial in the years ended December 31, 2006, 2005 and 2004, respectively, and were reported as a component of “Payments to Managed Container Programs” rather than “Equity in earnings of unconsolidated affiliates” due to their immateriality.
      The objectives of each of the partnerships are to invest in marine cargo containers to generate continuing income for distribution to the limited partners, and to realise the residual value of the container equipment at the end of its useful economic life or upon the dissolution of the individual partnerships. At December 31, 2006 and 2005, respectively, the US Limited Partnership Programs had total assets of $66,358 and $84,303, and total liabilities of $2,858 and $3,160. For the years ended December 31, 2006, 2005 and 2004, the US Limited Partnerships reported total revenues of $19,195, $25,590 and $24,926, and net income of $3,722, $5,661 and $198. The general partner is indemnified by the partnerships for any liabilities suffered by it arising out of its activities as general partner, except in the case of misconduct or negligence. As a limited liability partnership, the limited partners may not be assessed for additional capital contributions and it is possible that the general partner could be liable if the assets of the partnerships are not sufficient to pay their liabilities. However, the Group considers that the risk of any such loss is not material. Therefore, the maximum exposure for Cronos to losses as a result of its involvement with the US Limited Partnership Programs at December 31, 2006, and December 31, 2005, was $2,084 and $2,847, respectively, representing the total amount due for management fees and other items from the partnerships.
      At December 31, 2006, the Group had investments in the following US Limited Partnership Programs:

% Investment
US Limited Partnership Program	Holding

IEA Income Fund XII, L.P.	0.001%
Cronos Global Income Fund XIV, L.P.	0.002%
Cronos Global Income Fund XV, L.P.	0.001%
Cronos Global Income Fund XVI, L.P.	0.003%
Cronos Containers Partners I, L.P.	0.013%
Cronos Global Income Fund XVIII, L.P.	0.014%
      Four of the remaining partnerships have now entered the liquidation phase wherein the Group will focus its attention on the retirement of the remaining equipment in each fleet.

THE CRONOS GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands, except per share amounts)
10. Container and other equipment
      The activity in container equipment for the years ended December 31, 2006 and 2005, was:

Cost
Balance, December 31, 2004	$294,575
Additions	64,457
Disposals	(161,551)

Balance, December 31, 2005	197,481
Additions	25,036
Disposals	(51,319)

Balance, December 31, 2006	$171,198

Accumulated depreciation
Balance, December 31, 2004	$127,991
Depreciation expense	14,890
Disposals	(67,388)

Balance, December 31, 2005	$75,493
Depreciation expense	11,374
Disposals	(28,750)

Balance, December 31, 2006	$58,117

Book value
December 31, 2006	$113,081

December 31, 2005	$121,988

      Container depreciation expense in 2004 was $17,716.
      The Group recorded depreciation expense for other equipment of $274, $251 and $277 for the years ended December 31, 2006, 2005 and 2004, respectively.

THE CRONOS GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands, except per share amounts)
11. Goodwill and intangible assets
      The activity in the goodwill and intangible assets was:

	Goodwill	Patents	Total

Cost
Balance, December 31, 2006, 2005 and 2004	$16,231	$2,096	$18,327

Accumulated amortization
Balance, December 31, 2004	$5,193	$1,563	$6,756
Amortization expense	—	188	188

Balance, December 31, 2005	5,193	1,751	6,944
Amortization expense	—	188	188

Balance, December 31, 2006	$5,193	$1,939	$7,132

Book value
December 31, 2006	$11,038	$157	$11,195

December 31, 2005	$11,038	$345	$11,383

      The amortization expense in 2004 was $188.
i.   Goodwill
      Goodwill arose on the acquisition in 1990 of Intermodal Equipment Associates and the acquisition in 1996 of Intermodal Management AB.
      SFAS 142 addresses the initial recognition and measurement of intangible assets acquired in a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition.
      SFAS 142 provides that goodwill and intangible assets with indefinite lives will not be amortized, but will be tested annually for impairment. Cronos conducts its impairment test in December of each year, and in December 2006 concluded that the carrying value of goodwill was not impaired.
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
      At December 31, 2004, goodwill was assigned $400, $2,000, $2,400 and $2,409 to the US Limited Partnerships, Joint Venture Program, Private Container Programs and Owned Containers reportable segments, respectively. This allocation remained unchanged in 2006.
      The goodwill relating to the acquisition of Intermodal Management AB, with a book value of $3,829 at December 31, 2006, has been allocated to the Owned Containers reportable segment.

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
      In accordance with SFAS 142, patents are amortized on a straight line basis over their estimated useful life to a residual value of nil in 2007. The estimated aggregate amortization expense for 2007 is $157.
12. Hedging transactions and derivative financial instruments
      The purpose of Cronos’ foreign currency hedging activities is to reduce the risk that sales transactions that are denominated in non US dollar currencies will be affected by adverse exchange rate movements between the US dollar and the sales transaction currency. During 2003, Cronos entered into foreign currency forward contracts to reduce exposure to exchange rate risks associated with a Euro denominated sales agreement. Each forward contract was designated a fully effective cash flow hedge as the critical terms of each contract matched those of the hedged item. The changes in the fair value of the hedges were reported as a component of other comprehensive income and were reclassified into earnings as equipment trading revenue on the contracted performance dates of the sales agreement. The estimate of fair value was based on the estimated replacement cost of each hedge. The final forward contract expired in June 2004. The Group did not enter into any foreign currency forward contracts in 2005 or 2006. For the year ended December 31, 2004, $325 was reclassified from other comprehensive income to equipment trading revenue on the contracted sales agreement performance dates.
      Cronos does not enter into derivative financial instruments for trading purposes.
13. Other assets
      Other assets include the following items:

	2006	2005

Prepaid expenses	$1,175	$834
Unamortized loan origination fees	939	1,276
Computer software development costs for internal use	842	—
Deposits for leasehold properties and other items	310	286
Sales tax receivables	218	77
Amounts receivable under equipment trading transactions	—	78
Other	768	542

Total	$4,252	$3,093

14. Debt and lease obligations
      At December 31, 2006, the Group had outstanding $95,875 of container borrowing facilities. This amount included $44,498 outstanding under a revolving line of credit, $11,731 of floating rate bank loans, $3,782 of fixed rate bank loans and $35,864 of obligations under capital leases.
      At December 31, 2006, the Group had $2,088 of unutilized credit facilities. The unused portion of these facilities is available to fund the acquisition of container equipment and may require a cash contribution from the Group of up to 25% of the cost of the new containers. Fixed and floating interest rates under all facilities ranged

THE CRONOS GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands, except per share amounts)
from 5.6% to 7.4% at December 31, 2006. The terms of these facilities extend to various dates through 2016. The rate of interest for the majority of floating rate facilities is based on either a one or three month London Inter-Bank Offered Rate (“Libor”) plus a margin. The size of the margin is dependent on the financial institution and the nature, size and term of the facility.
      All of the debt and capital lease facilities involve agreements between subsidiaries of the Company and financial institutions. At December 31, 2006, the fair value of the facilities approximated their carrying value. The estimate of fair value was based on borrowing rates currently available to the Group for debt with similar terms and average maturities. The Company has provided parent company guarantees against all of the outstanding debt and capital lease facilities at December 31, 2006. The guarantees provide that, in the event of a default by the subsidiary, the Company will pay all amounts due under the agreements as they fall due. The guarantees will expire on various dates through 2016. Based on December 31, 2006 interest rates, the maximum potential amount of future payments for the guaranteed debt and capital lease facilities is $116,698. The debt and capital lease facilities are secured by container equipment. At December 31, 2006 and 2005, the cost of the collateralised equipment was $169,104 and $166,544, respectively. The Group receives free and clear title to the collateralised container equipment once all payments due under a facility have been made. In the event that the Group cannot make the guaranteed payments, the financial institutions are entitled to recover the collateralised equipment and either use the related cash flows or sell the equipment and take the sales proceeds to discharge outstanding obligations of the Company. The Company considers that the cash flows and/ or sales proceeds generated by the collateralised equipment would be sufficient to cover outstanding obligations.
      Debt and capital lease obligations are comprised of:

			Interest Rate % at
	2006	2005	December 2006/2005

Debt:
- floating rate	$56,229	$54,065	6.2-7.4/5.3-6.5
- fixed rate	3,782	4,702	7.2-7.4/6.8
Obligations under capital leases:
- floating rate	32,200	26,300	5.7-7.4/4.0-6.4
- fixed rate	3,664	2,713	5.6-6.4/6.4

Total	$95,875	$87,780

a)   Debt
      Bank loans, the majority of which have floating interest rates, have instalments payable through 2016. The weighted average interest rates for the years ended December 31, 2006, 2005 and 2004, were 7.1%, 5.2% and 3.6%, respectively.
      In September 2004, the Group negotiated an extension to a $70,000 revolving line of credit for an additional year and agreed to repay the balance outstanding under the revolving line of credit, as of September 23, 2005, over five years. In August 2005, the Group reduced the facility to $45,000 and extended the revolving credit period until July 2007, and, unless extended on that date, agreed to repay the balance outstanding over three years.
      The primary facilities include financial covenants that are tested on a quarterly basis and measure minimum tangible net worth, the maximum level of debt and capital lease obligations to tangible net worth and interest expense coverage. At December 31, 2006, the Group was in compliance with each covenant. The breach of a covenant constitutes an event of default.

THE CRONOS GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands, except per share amounts)
      As of December 31, 2006, the annual maturities of debt were:

- 2007	$7,808
- 2008	12,374
- 2009	13,665
- 2010	21,278
- 2011	1,374
- 2012 and thereafter	3,512

Total	$60,011

b)  Capital lease obligations
      The cost and net book value of assets acquired through capital leases were $50,805 and $41,227, respectively, at December 31, 2006 ($46,306 and $35,290, respectively, at December 31, 2005). In addition, the net investment in direct financing lease equipment acquired through capital leases was $3,433 and $3,147 at December 31, 2006 and 2005, respectively.
      As of December 31, 2006, the minimum lease payments under capital leases were:

	Principal	Interest	Total

- 2007	$5,660	$2,261	$7,921
- 2008	5,307	1,887	7,194
- 2009	5,412	1,518	6,930
- 2010	4,124	1,190	5,314
- 2011	4,096	909	5,005
- 2012 and thereafter	11,265	1,352	12,617

Total	$35,864	$9,117	$44,981

      At December 31, 2005, the lease payments with current maturities under capital leases were $5,979.
c)   Operating leases — Group as lessee
      The total fixed operating lease rental expense for container equipment, computer equipment and office space was $3,455, $4,454 and $6,888 for the years ended December 31, 2006, 2005 and 2004, respectively.
      The Group conducts its operations from leased facilities around the world, the terms for which extend to various dates through 2011. The leases contain provisions that enable the Company to, at the end of the initial lease term, renew the leases at the then fair rental. The Company expects that leases will be renewed in the ordinary course of business.
      Certain subsidiaries of the Group have fixed operating lease agreement (the “Agreements”) for container equipment with Private Container Programs. Under these Agreements, the fixed operating lease rental expense was $2,532, $3,664 and $6,132 for the years ended December 31, 2006, 2005 and 2004, respectively. Contingent rental expense for containers was $84,393, $73,339 and $61,829 for the years ended December 31, 2006, 2005 and 2004, respectively. These amounts are shown in the statements of income as payments to Managed Container Programs and described in Note 1. The Company has provided parent company guarantees for the $14,031 of minimum future lease payments outstanding under these Agreements at December 31, 2006. The Agreements provide that, in the event of a default by the subsidiary, the Company will pay all amounts due under the Agreements as they fall due. The Agreements contain purchase options which allow the Group to acquire the containers, usually after a period of ten years.

THE CRONOS GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands, except per share amounts)
      As described in Note 5, the Group has entered into term operating leases with ocean carriers for equipment that is owned by the Managed Container Programs. The minimum lease rentals receivable in future years under these leases is $130,071. The amounts due to the Managed Container Programs will be calculated by deducting direct operating expenses and the income due to Cronos for managing the containers in accordance with the terms of the individual Agreements. No amount will be payable to the Managed Container Programs if the ocean carrier fails to pay the future term lease rentals to the Group.
      As of December 31, 2006, the total future minimum lease payments due, both under contingent rentals and fixed operating leases were:

		Fixed	Total
	Contingent	Operating	Minimum
	Lease	Leases	Lease
	Payments	Payments	Payments

- 2007	$43,566	$3,452	$47,018
- 2008	31,999	5,367	37,366
- 2009	21,754	2,061	23,815
- 2010	12,433	6,267	18,700
- 2011	5,048	218	5,266
- 2012 and thereafter	1,197	7	1,204

Total	$115,997	$17,372	$133,369

15. Deferred income and deferred acquisition fees
      Deferred income and deferred acquisition fees comprise:

	2006	2005

Advance billings	$3,026	$4,363
Deferred acquisition fees	3,979	3,321

	$7,005	$7,684

      The recognition of deferred acquisition fees is not contingent upon the performance or continuation of any of the Agreements to which they relate. On the termination of an Agreement, any deferred fees are recognized immediately. As of December 31, 2006, deferred acquisition fees are scheduled to be recognized as follows:

- 2007	$663
- 2008	485
- 2009	411
- 2010	377
- 2011	346
- 2012 and thereafter	1,697

Total	$3,979

THE CRONOS GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands, except per share amounts)
16.  Commitments and contingencies
i.   Commitments
      At December 31, 2006, the Group had outstanding orders to purchase $37,704 of container equipment.
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
      At each financial statement date, the amounts due under the Agreements are recorded as a liability and disclosed under amounts payable to Managed Container Programs. The amount payable under the guaranteed Agreements was $3,690 at December 31, 2006. The terms of the guarantees generally obligate the Company to ensure payments and other obligations of the subsidiary companies are performed on a timely basis and in accordance with the terms of the Agreement.
      The Agreements with the Private Container Programs expire between 2007 and 2015. Should a default occur, the Company would be required to make the contracted payments on behalf of the subsidiary companies over the remaining term of the Agreements or until such time as the default was remedied. Based on the $2,103 earned by the Private Container Programs for the fourth quarter of 2006, the Company estimates that the maximum amount of future payments for rentals collected after deducting direct operating expenses and the income earned for managing the containers would be $23,370. The fair value of the estimated amount of maximum future payments is $19,855. No liability has been recorded for the future payments.
iii.  Guarantees under fixed non-cancelable operating leases
      Certain subsidiaries of the Group have fixed operating lease Agreements for container equipment with Private Container Programs. The Company has provided parent company guarantees for the $14,031 of minimum future lease payments outstanding under these Agreements at December 31, 2006. The Agreements provide that, in the event of a default by the subsidiary, the Company will pay all amounts due under the Agreements as they fall due. The Agreements contain purchase options which allow the Group to acquire the containers, usually after a period of ten years. The future minimum annual lease payments under the non-cancelable operating leases are detailed in Note 14 — “Debt and Lease Obligations” herein.
iv.  Agreements with Private Container Programs — early termination options
      Approximately 53% (based on original equipment cost) of the Agreements with Private Container Programs contain early termination options, whereby the container owner may terminate the Agreement if certain performance thresholds are not achieved. At December 31, 2006, approximately 39% (based on original equipment cost) of total Agreements with Private Container Programs were eligible for early termination. On January 8, 2007 one of the Private Container Programs, representing 6% (based on original equipment cost) of total Agreements with Private Container Programs, notified the Group that it was terminating its Agreement as certain performance thresholds had not been achieved. This early termination will not have a material impact on the financial condition or the results of operations of the Group. Cronos believes that early termination of the remaining 33% of eligible Agreements by the Private Container Programs is unlikely.

THE CRONOS GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands, except per share amounts)
v.   Agreements with Private Container Programs — change of control provisions
      Approximately 41% (based on original equipment cost) of the containers subject to Agreements with Private Container Programs provide that a change in ownership of the Group, without the prior consent of the container owner, may constitute an event of default under the Agreement. In substantially all of these Agreements, the consent of the container owners may not be unreasonably withheld. In the event that consent is not obtained, the container owners may require the Group to transfer possession of 35% of the containers under management to another equipment manager. Such transfer of possession may result in the Group incurring certain costs. The remaining 6% of total Agreements can elect for the Group to purchase the equipment pursuant to the terms of their respective Agreements, generally at a stipulated percentage (determined by age of the equipment) of the original cost of the equipment.
vi.  Joint Venture Program — change of control provisions
      Under the operative documents governing the Joint Venture Program, certain changes in control of the Group constitute an event of default, permitting the lenders to the Joint Venture Program to accelerate repayment of the Joint Venture Program’s indebtedness. In addition, whether or not a change of control constitutes an event of default, one of the agreements governing the Joint Venture Program provides that upon a change in control of the Group, the parent of the Group’s joint venture partner (and lead lender to the Joint Venture Program) may cause the Group to purchase the container assets of the Joint Venture Program at a purchase price equal to their book value plus a premium of 10%, and to purchase all other assets of the Joint Venture Program at their book value and simultaneously cause the Joint Venture Program to repay, in full, the Joint Venture Program’s outstanding indebtedness.
vii. TOEMT
      As discussed in Part I, Item 3 — “Legal Proceedings”, in June 2006 the Group reached a settlement with the Transocean Equipment Manufacturing and Trading Limited (“TOEMT”) liquidator, bringing an end to the litigation. In December 2005, the Group recorded a charge of $4.1 million equal to the fair value of the costs associated with purchase of the TOEMT creditors’ claims, the related guarantee and the estimated costs of establishing the position of the Group as the sole creditor of the two TOEMTs. A further $0.6 million of costs were incurred in the first half of 2006 with regard to the settlement of the litigation. In the first six months of 2006, the Group made TOEMT related payments totalling $4.7 million.
viii. Legal complaint
      As the Company reported in its Form 8-K report filed with the SEC on March 9, 2007, an action titled Alan Kahn v. Dennis J. Tietz et. al. was filed in the Superior Court of the State of California in and for the County of San Francisco against the Company, the members of the Company’s board of directors, and CRX in connection with a proposed transaction for the sale of the Company’s assets (see Note 21).
      The complaint alleges that the Company and its directors breached their fiduciary duties to the plaintiff and the other public shareholders of the Company, including their duties of loyalty, good faith, and independence, by entering into an asset purchase agreement, dated as of February 28, 2007, with CRX and FB Transportation Capital LLC. The plaintiff alleges that CRX aided and abetted the other defendants’ wrongdoing. The complaint is brought on behalf of the plaintiff and purportedly on behalf of the other public shareholders of the Company. The plaintiff seeks class certification and certain forms of equitable relief, including enjoining the consummation of the proposed transaction, rescissionary damages, and an accounting by the defendants of all profits and special benefits received by them as a result of their alleged wrongful conduct.

THE CRONOS GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands, except per share amounts)
      The defendants believe that the allegations of the complaint are without merit and intend to vigorously contest the action. There can be no assurance, however, that the defendants will be successful in the defense of the action. It is not possible to estimate the possible losses that could arise were the action to be successful.

17.	Common shares

	2006	2005	2004

Common shares outstanding:
At beginning of year	7,407,959	7,269,349	7,260,080
New common shares issued	158,114	138,610	9,769
Common shares retired	—	—	(500)

At end of year	7,566,073	7,407,959	7,269,349

      On December 11, 1998, an option to purchase 300,000 common shares was granted to the chief executive officer on his appointment (see Note 18).
      On June 3, 1999, the 1999 stock option plan (the “Plan”) was approved by the Board of Directors. The Plan authorized the issuance of 500,000 common shares to key employees (see Note 18). In 2006 and 2005, 135,000 and 40,000 shares, respectively, were issued under the Plan.
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
      On January 10, 2001, the non-employee director’s equity plan (the “Equity Plan”) was approved by the shareholders. The Equity Plan authorized the issuance of 275,000 common shares to non-employee directors (see Note 18). During the years ended December 2006, 2005 and 2004, 17,114, 98,610 and 9,769 shares, respectively, were issued under the Equity Plan.
      At the 2002 annual meeting of shareholders, the shareholders granted to the Board of Directors of the Company the authority to adopt and implement a share repurchase program, subject to certain restrictions. In December 2002, 12,000 shares were repurchased under the share repurchase program at $3.10 per share. In August 2003, 100,000 outstanding common shares were repurchased from a single shareholder of the Company at a purchase price of $2.60 per share, or $260 in the aggregate. At the annual meeting of shareholders of the Company held in June 2006, the shareholders approved an extension of the grant of authority to the Board to repurchase common shares both in the open market and through privately-negotiated transactions. The approval

THE CRONOS GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands, except per share amounts)
of the grant of authority was extended until December 1, 2007. The cost of the treasury shares has been disclosed separately as a deduction within shareholders’ equity.
      In December 2004, the Company retired 500 shares that were issued under the 2002 employee stock grant. The shares had been held by employees who had left the employment of the Group prior to the full vesting of the stock grant (see Note 18).
      On June 9, 2005, the 2005 equity incentive plan (the “Equity Incentive Plan”) was approved at the annual meeting of shareholders. The Equity Incentive Plan authorizes the issuance of up to 300,000 common shares, par value $2.00, which may be issued by the Company as non-vested shares or upon the settlement of director’s stock units. During the years ended December 31, 2006 and 2005, 37,000 and 48,600 non-vested shares were granted by the Company. 6,000 of these shares became fully vested during the year.
      All 7,566,073 of common shares outstanding rank equally in respect of shareholder rights.
18.  Stock-Based Compensation
      Stock-based compensation comprises:
a)     Stock Options

i.	Summary of Stock Option Activity under all Plans

	For the Years Ended December 31,

	2006		2005		2004

		Weighted		Weighted		Weighted
		Average		Average		Average
	Share	Exercise	Share	Exercise	Share	Exercise
	Options	Price	Options	Price	Options	Price

Outstanding on January 1	902,504	$4.741	980,504	$4.732	980,504	$4.732
Granted	—	—	—	—	—	—
Exercised	(147,126)	$5.041	(78,000)	$4.591	—	—

Outstanding on December 31	755,378	$4.683	902,504	$4.741	980,504	$4.732

Exercisable on December 31	755,378	$4.683	902,000	$4.741	913,918	$4.73

      The total intrinsic value of shares exercised in the years ended December 31, 2006, 2005 and 2004, was $1,001, $527 and $0, respectively. There was no material vesting of share options in 2006.
      For fully vested share options at December 31, 2006, the exercise prices ranged from $3.58 to $5.25, the aggregate intrinsic value was $8,209 and the weighted average remaining contractual life was 3 years.
      Total stock based compensation expense of $0, $0 and $3 was recognised for the years ending December 31, 2006, 2005 and 2004, respectively. There was no related tax benefit recognized during any of these years. Aggregate amounts of $717, $357 and $0 were received on the exercise of options in the years ending on December 31, 2006, 2005 and 2004, respectively.

ii.	1998 stock option
      In December 1998, the Company granted the chief executive officer of the Company, on his appointment, the option to acquire 300,000 common shares in the Company. The term of the option is ten years, and may be exercised, in whole or in part, at any time from the date of grant at an exercise price of $4.375 per share. If the option is exercised, payment for shares is to be made by cash, the surrender of the Company’s common shares

THE CRONOS GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands, except per share amounts)
already owned by the employee (valued at their fair market value on the date of the surrender), or an alternate form of payment as may be approved by the Company’s Compensation Committee (the “Committee”). The number and price of shares subject to the option will be adjusted in the event of any stock split, declaration of a stock dividend, or like changes in the capital stock of the Company. These options are fully vested.

iii.	1999 stock option plan
      The Plan authorized the issuance of 500,000 common shares and permitted the Company to award to key employees incentive options and non-qualified stock options. The number of shares may be adjusted in the event of any subdivision of the outstanding shares of the common shares of the Company, the declaration of a stock dividend or like events. A total of 500,000 options were granted under the Plan and the exercise price of each option was $4.875. The exercise price of a stock option may be paid in cash or previously owned stock or both. The options vested and became exercisable at the rate of 25% per year on the first four anniversary dates of the grant. The options became fully vested on January 10, 2005. The term of each option is ten years.

iv.	The non-employee directors equity plan
      The non-employee directors have participated in the Equity Plan in two ways: by electing to receive, in lieu of the cash compensation otherwise payable to the non-employee director, an award of “Director’s Stock Units”, and through the receipt of options (“Director’s Options”) to acquire common shares of the Company. A Director’s Stock Unit is defined as the equivalent of one common share of the Company. The Equity Plan was approved in 2000, when a total of 275,000 common shares were made available for issuance, both to supply shares for the settlement of Director’s Stock Units into common shares of the Company and for issuance upon the exercise of Director’s Options.
      A total of 274,998 Director’s Stock Units and Director’s Options have been issued under the Equity Plan. They may be exercised/ converted within 10 years of the grant date. They vest and become exercisable/ convertible over three years, with one third becoming exercisable/ convertible on each of the first three anniversary dates following the date of the grant. All Director’s Stock Units and Director’s Options became fully vested on January 10, 2006.
      The fair value of the Director’s Stock Units was calculated by multiplying the price of a share of stock of the Company on the date of grant (being the observable market value of the shares on the date of grant) by the number of units granted. The exercise price of each Director’s Option equals the average of the fair market value of the common shares for the twenty trading days immediately preceding the date of grant of the Director’s Options.
      At December 31, 2006, the weighted average remaining contractual life of the Director’s Stock Units was 5.8 years.

THE CRONOS GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands, except per share amounts)
      The summary of activity in Director’s Options is included in this Note under section a i). The summary of activity in Director’s Stock Units is shown in the following table.

	For the Years Ended December 31,

	2006		2005		2004

		Weighted		Weighted		Weighted
		Average		Average		Average
	Director’s	Grant	Director’s	Grant	Director’s	Grant
	Stock	Date Fair	Stock	Date Fair	Stock	Date Fair
	Units	Value	Units	Value	Units	Value

Outstanding on January 1	24,115	$3.47	84,725	$4.00	94,494	$4.09
Granted	—	—	—	—	—	—
Converted	(9,988)	$3.34	(60,610)	$4.21	(9,769)	$4.88

Outstanding on December 31	14,127	$3.56	24,115	$3.47	84,725	$4.00

Convertible on December 31	14,127	$3.56	24,115	$3.47	19,288	$4.89

      The intrinsic value of Director’s Stock Units converted in the years ended December 31, 2006, 2005 and 2004, was $92, $463 and $40, respectively. At December 31, 2006, the intrinsic value of convertible stock units, was $169 and the remaining weighted average contractual life was 5.8 years. There was no compensation cost recognized for Director’s Stock Units in any of the years presented.

b)	Stock appreciation rights
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
      The compensation expense incurred in respect of SARs is estimated using the price of the Company’s common shares on the balance sheet date as a surrogate for the price on the date of exercise. A liability is created for the estimated compensation expense and is adjusted up or down at each balance sheet date for changes in the price of the Company’s stock. Compensation expense of $590, $456 and $1,085 was recognized for the years ended December 31, 2006, 2005 and 2004, respectively. The intrinsic value of the SARs at December 31, 2006, was $2,235. No SARs have been redeemed since the original grant.
c)     Stock Grant
      The purpose of the Company’s restricted stock grants, under which a total of 8,000 Cronos shares have been authorized for grant, is to increase the number of shareholders of the Company and to further align the interests of the grantees with the interests of the shareholders of the Company. In December 2002, a total of 7,500 shares were granted to eligible employees of the Company and its subsidiaries. The grant vested upon the second anniversary of the grant and became fully vested in December 2004. No cash payment was required of the grantees for the shares and, once vested, the shares were no longer subject to forfeiture. A grantee was entitled to all rights of a shareholder of the Company during the time the shares are subject to forfeiture. The fair value of the grant was determined to be $21 calculated at $2.80 per share, being the market value of the shares on the date of the grant. Approximately $10 was amortized to income in the year ended December 31, 2004.

THE CRONOS GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands, except per share amounts)
d)     2005 equity incentive plan
      On June 9, 2005, the Equity Incentive Plan was approved at the annual meeting of shareholders. The Equity Incentive Plan authorizes the issuance of up to 300,000 common shares, par value $2.00, that may be issued by the Company as non-vested shares or upon the settlement of director’s stock units. No additional awards may be made under the plan after June 2012.
      The fair value of non-vested shares and director stock units is calculated by multiplying the price of a share of stock of the Company on the date of grant (being the observable market value of the shares on the date of grant) by the number of shares or director stock units granted.
i.     Non vested shares
      Non-vested shares granted to employees vest on the fourth anniversary of the date of grant. Non-vested shares granted to non-employee directors vest on the business day preceding the next annual meeting of shareholders of the Company at which the term of the respective non-employee directors is to expire. The holder of non-vested shares is not entitled to cash dividends and does not acquire voting rights until the non-vested shares have vested.
      Compensation expense of $239 and $94 was recognised for non-vested shares for the years ended December 31, 2006 and 2005, respectively. The total compensation cost related to non-vested shares not yet recognized was $705 at December 31, 2006. This will be recognized over a weighted average period of 3 years.

Summary of non-vested shares

	2006			2005

		Weighted			Weighted
		Average			Average
		Grant			Grant
	Non-	Date	Total	Non-	Date	Total
	vested	Fair	Fair	vested	Fair	Fair
	Shares	Value	Value	Shares	Value	Value

Outstanding on January 1	37,000	$11.07	$410	—	$—	$—
Granted	48,600	12.92	628	37,000	11.07	410
Converted	(6,000)	11.07	(67)	—	—	—

Outstanding on December 31	79,600	$12.20	$971	37,000	$11.07	$410

      The intrinsic value of non-vested shares that were converted during the year ended December 31, 2006 was $76. At December 31, 2006, the intrinsic value of the 79,600 outstanding non-vested shares was $1,238.
ii.     Director’s stock units
      A director’s stock unit (“2005 Director’s Stock Unit”) is defined as the equivalent of one common share of the Company. A non-employee director may elect to receive 2005 Director’s Stock Units in lieu of cash compensation payable for services rendered to the Company in their capacity as a director. The quantity of 2005 Director Stock Units awarded in lieu of the cash compensation is calculated by multiplying one hundred and twenty five per cent (125%) by the amount of cash compensation payable and dividing the resultant product by the average fair market value of a share of stock of the Company for the 20 trading days preceding the date on which the cash compensation would have been payable the non-employee director.
      The 2005 Director’s Stock Units awarded to non-employee directors vest on the business day preceding the next annual meeting of shareholders of the Company at which the term of the respective non-employee directors is to expire.

THE CRONOS GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands, except per share amounts)
      A total of 11,927 units with a weighted average grant date fair value of $12.35 were awarded to non-employee directors in 2006. No 2005 Director’s Stock Units vested, expired or were forfeited during 2006 and there were 11,927 units outstanding at December 31, 2006. The units will vest over a weighted average period of 2 years. Compensation expense of $147 was recognized during the year ended December 31, 2006, representing the grant date fair market value of the director stock units.
      At December 31, 2006, the intrinsic value of the 11,927 outstanding 2005 Director’s Stock Units was $133.
19.  Restricted retained earnings
      On an annual basis, Luxembourg law requires appropriation of an amount equal to at least 5% of net income to a legal reserve until such reserve equals 10% of the stated capital related to the outstanding common and preferred shares. This reserve is not available for dividends. At December 31, 2006 and 2005, the legal reserve exceeded the legal minimum by $296 and $328, respectively.
20.  Related party transactions
      The Group had the following transactions with related parties during the years ended December 31, 2006, 2005 and 2004, respectively:
i.   On August 1, 2005, the Group sold $73,750 of container fixed assets to the Joint Venture Program. During 2006, the Group sold a total $2,454 of container fixed assets and direct financing lease equipment to a US Limited Partnership Program.
      Other related party transactions with the Joint Venture Program and with the US Limited Partnership Programs are disclosed in the consolidated statements of income and cash flows, in the consolidated balance sheets and in Notes 3, 7 and 9 to the consolidated financial statements.
ii.  The Group has a 50% equity interest in an information technology company that was incorporated during 2004 and is located in India. During the years ended December 31, 2006, 2005 and 2004, the Group paid the company $315, $251 and $215, respectively, for software products and software development projects. The information technology company reported net income of $42 and $29 in the years ended December 31, 2006 and 2004, respectively. It reported a net loss of $39 for the year ended December 31, 2005. The company had total assets of $118 and $79 as at December 31, 2006 and 2005, respectively.
iii.  During 2005, a non-employee director entered into an agreement with the Group for the management of $110 of container equipment, all of which were disposed of during 2006. Prior to disposal, the containers formed part of the Private Container Program reportable segment.

21.	Subsequent events
      Cronos announced on February 28, 2007, the proposed sale of the Company’s assets to CRX Acquisition Ltd. (“CRX”), an affiliate of Fortis Bank S.A./ N.V. (“Fortis”). The Fortis group of companies includes the Company’s lead lender and its partner in a joint venture container funding program (the “Joint Venture Program”). The Company reported the proposed sale in its Form 8-K report of March 2, 2007, which the Company incorporates herein by this reference. Consummation of the transaction requires the approval of Cronos’ shareholders, which will be sought at the Company’s 2007 annual meeting. The proxy statement for that meeting will contain detailed disclosures regarding the transaction. As proposed, the transaction consists of the sale of all of the Company’s assets to CRX and the assumption by CRX of all of the Company’s liabilities, for a cash payment of $133,700, an amount sufficient to generate a liquidating distribution to the Company’s shareholders of $16.00 per share, without interest, and subject to any required withholding of taxes. In connection with the proposed sale, the Company will submit to its shareholders a plan of liquidation, providing for the

THE CRONOS GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands, except per share amounts)
liquidation of the Company promptly after sale of its assets to CRX and CRX’s assumption of the Company’s liabilities. If approved by the Company’s shareholders, and the transaction closes, Cronos will liquidate and dissolve, and its business will be continued by CRX as a private company. The management of Cronos will continue as the management of CRX, and members of the senior management of Cronos will acquire an equity interest in the purchaser. The Company anticipates a closing of the transaction in the summer of 2007.

22.	Quarterly financial data (unaudited)

	1st	2nd	3rd	4th

2006 quarterly financial data
Total revenues	$38,180	$38,069	$37,813	$37,780
Net income	$2,559	$2,493	$2,753	$1,422
Basic net income per common share	$0.34	$0.33	$0.36	$0.19
Diluted net income per common share	$0.32	$0.31	$0.34	$0.17

	1st	2nd	3rd	4th

2005 quarterly financial data
Total revenues	$36,534	$38,177	$36,663	$36,916
Net income (loss)	$3,629	$3,477	$2,193	$(1,497)
Basic net income (loss) per common share	$0.50	$0.47	$0.30	$(0.21)
Diluted net income (loss) per common share	$0.46	$0.44	$0.27	$(0.19)

23.	Items affecting fourth quarter results (unaudited)
      In the fourth quarter of 2006, selling, general and administrative expenses included a charge of $510 in respect of a stock appreciation rights plan resulting from an increase in the share price of the Group between the beginning and end of the quarter.
      In the fourth quarters of 2006 and 2005, respectively, the selling, general and administrative expenses included charges totalling $242 and $465 in respect of one-off termination benefits relating to involuntary employee terminations pursuant to reorganizations of the marketing and operations departments. There were no such charges in the fourth quarter of 2004.
      At the beginning of the fourth quarter of 2005, the Group changed the straight line depreciation basis for tanks, rolltrailers and flat racks from a useful life of 15 years with a 10% residual value to a useful life of 20 years with a residual value of 10%. As a result of the change, net income increased by approximately $131 for the quarter.
      In the fourth quarter of 2005, a provision of $4,100 was recorded in respect of legal claims that have been made against the Group. See Note 16 for the detailed disclosure relating to this item.
      In the fourth quarter of 2005 the Group reversed a provision of $422 that had been previously recorded as a potential deferred income tax liability on unremitted retained earnings of certain subsidiaries. See Note 4 for the detailed disclosure relating to this item.

CF LEASING LTD.
Financial statements as of December 31, 2006 and 2005
and for the years ended December 31, 2006, 2005 and 2004
and Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of CF Leasing Ltd.:
      We have audited the accompanying balance sheets of CF Leasing Ltd. as of December 31, 2006 and 2005, and the related statements of income and comprehensive income, cash flows and shareholders’ equity for each of the three years ended December 31, 2006, 2005 and 2004. These financial statements are the responsibility of CF Leasing Ltd.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. CF Leasing Ltd. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of CF Leasing Ltd.’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements present fairly, in all material respects, the financial position of CF Leasing Ltd. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years ended December 31, 2006, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche
Reading, United Kingdom
March 14, 2007

CF LEASING LTD.
BALANCE SHEETS
December 31, 2006 and 2005
(US dollar amounts in thousands)

	2006	2005

Assets
Cash and cash equivalents	$4,658	$4,143
Restricted cash	4,694	2,834
Amounts receivable from a related party	10,345	7,502
Net investment in direct financing leases, including amounts due within twelve months of $10,877 and $7,800 respectively	36,729	28,919
Container equipment, net of accumulated depreciation of $37,737 and $18,029 respectively	306,352	210,652
Other assets	6,075	5,191

Total assets	$368,853	$259,241

Liabilities and shareholders’ equity
Amounts payable to a related party	829	537
Other amounts payable and accrued expenses	226	437
Loan notes issued to affiliate and other parties	280,483	195,583

Total liabilities	281,538	196,557

Shareholders’ equity
Common shares, par value $1 per share (24,000 shares authorised, issued and outstanding)	24	24
Capital contributions	56,769	43,469
Accumulated other comprehensive income	1,209	1,761
Retained earnings	29,313	17,430

Total shareholders’ equity	87,315	62,684

Total liabilities and shareholders’ equity	$368,853	$259,241

The accompanying notes are an integral part of these financial statements.

CF LEASING LTD.
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the years ended December 31, 2006, 2005 and 2004
(US dollar amounts in thousands)

	2006	2005	2004

Container investment revenue	$45,138	$25,940	$14,042
Fees and other income	4,608	2,929	1,560

Total revenues and other income	49,746	28,869	15,602

Depreciation	21,181	11,860	5,969
Selling, general and administrative expenses	168	142	164
Interest expense	16,514	8,312	3,703

Total expenses	37,863	20,314	9,836

Net income	11,883	8,555	5,766
Other comprehensive income:
Change in fair value of interest rate swap agreements	(552)	1,299	624

Comprehensive income	$11,331	$9,854	$6,390

The accompanying notes are an integral part of these financial statements.

CF LEASING LTD.
STATEMENTS OF CASH FLOWS
For the years ended December 31, 2006, 2005 and 2004
(US dollar amounts in thousands)

	2006	2005	2004

Cash flows from operating activities
Net income	$11,883	$8,555	$5,766
Adjustments to reconcile net income to net cash provided by operating activities:
- Depreciation	21,181	11,860	5,969
- Gain on disposal of fixed assets	(717)	(406)	(185)
- (Increase) decrease in amounts receivable
- related parties	(3,395)	(4,766)	(1,386)
- unrelated parties	7,844	8,973	1,020
- Increase (decrease) in amounts payable to unrelated parties
- related parties	292	311	(47)
- unrelated parties	(211)	181	180

Net cash provided by operating activities	36,877	24,708	11,317

Cash flows from investing activities
Purchase of container equipment	(124,196)	(122,454)	(49,644)
Investment in equipment acquired for direct financing leases	(14,743)	(20,226)	(12,760)
Increase in restricted cash deposits	(1,860)	(1,888)	(525)
Proceeds from sales of container equipment	6,237	3,638	566

Net cash used in investing activities	(134,562)	(140,930)	(62,363)

Cash flows from financing activities
Proceeds from issuance of term debt	84,900	96,200	44,541
Capital contributions	13,300	22,150	7,150

Net cash provided by financing activities	98,200	118,350	51,691

Net increase in cash and cash equivalents	515	2,128	645
Cash and cash equivalents at beginning of year	4,143	2,015	1,370

Cash & Cash equivalents at end of year	$4,658	$4,143	$2,015

Supplementary disclosure of cash flow information:
Cash paid during the year for:
- interest	$15,420	$7,557	$3,380
Cash received during the year for:
- interest	$234	$49	—
Non-cash items:
- container equipment transferred to direct finance leases	$1,795	$1,216	$353
- change in fair value of interest rate swap agreements	$(552)	$1,299	$624
The accompanying notes are an integral part of these financial statements.

CF LEASING LTD.
STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31, 2006, 2005, and 2004
(US dollar amounts in thousands)

			Accumulated
			Other		Total
	Common	Capital	Comprehensive	Retained	Shareholders’
	Shares	Contributions	(Loss) Income	Earnings	Equity

Balance, December 31, 2003	$24	$14,169	$(162)	$3,109	$17,140
Capital contributions		7,150			7,150
Net income				5,766	5,766
Increase in fair value of financial derivatives			624		624

Balance, December 31, 2004	$24	$21,319	$462	$8,875	$30,680
Capital contributions		22,150			22,150
Net income				8,555	8,555
Increase in fair value of financial derivatives			1,299		1,299

Balance, December 31, 2005	$24	$43,469	$1,761	$17,430	$62,684
Capital contributions		13,300			13,300
Net income			11,883	11,883
Decrease in fair value of financial derivatives			(552)		(552)

Balance, December 31, 2006	$24	$56,769	$1,209	$29,313	$87,315

CF LEASING LTD.
NOTES TO THE FINANCIAL STATEMENTS
(US dollar amounts in thousands)
1.   Summary of significant accounting policies
      A summary of the principal accounting policies, all of which have been applied consistently throughout the year, is set out below.
a)  Nature of operations
      CF Leasing Ltd. (the “Company”) was incorporated in Bermuda on October 5, 2001. Its principal activity is the investment in and leasing of marine cargo containers. From the date of incorporation until September 17, 2002, FB Aviation & Intermodal Finance Holding B.V. (“FB Intermodal Finance”), formerly MeesPierson Transport & Logistics Holding B.V. was the sole member of the Company. On September 18, 2002, Cronos Equipment (Bermuda) Limited (“CEB”) acquired 12,000 shares in the Company becoming a 50% equity holder. On June 8, 2006, FB Intermodal Finance sold 11,976 of the 12,000 Common Shares it owned of the Company to an affiliate, FB Transportation Capital LLC (“FB Transportation”).
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
      The Company finances the acquisition of marine cargo containers through equity contributions from its members and under a syndicated loan facility for which Fortis Bank (Nederland) N.V. (“Fortis”) acts as agent. FB Intermodal Finance and Fortis are ultimately equally owned by Fortis Bank S.A./ N.V., a company incorporated in Belgium, and by Fortis N.V., a company incorporated in The Netherlands. FB Transportation is owned solely by Fortis Bank S.A./ N.V.
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

CF LEASING LTD.
NOTES TO THE FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands)
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

CF LEASING LTD.
NOTES TO THE FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands)
      On October 1, 2005, the Company changed the straight line depreciation basis for tanks, rolltrailers and flat racks from a useful life of 15 years with a 10% residual value to a useful life of 20 years with a residual value of 10%. This was in recognition of research conducted by the Company which provided additional information about the estimated future useful lives and future benefits of the assets. As a result of the change, net income in 2005 increased by approximately $141.
      Container equipment includes machines purchased for refrigerated containers prior to the purchase of the box itself and is carried at cost. On purchase of the box the refrigerated machine is transferred to and accounted for as an addition to container equipment.
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

CF LEASING LTD.
NOTES TO THE FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands)
      The Company evaluates all derivative instruments each quarter to determine that they are highly effective cash flow hedges. Any ineffectiveness would be recorded in the statements of income in interest payable.
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
m)  New Pronouncements
      In September 2006, the FASB issued SFAS No. 157 — “Fair Value Measurements” (“SFAS 157”). SFAS 157 is effective for financial statements for fiscal years beginning after November 17, 2007 and interim periods within those fiscal years. Earlier adoption is encouraged, providing no financial statements have yet been issued during the fiscal year. SFAS 157 defines fair value, the methods used to measure fair value and will require expanded disclosures about fair value measurements. C F Leasing Ltd. will adopt SFAS 157 on January 1, 2007 but does not expect adoption to have a significant impact on the financial position or result of operations of the Company.
      In February 2007, the FASB issued SFAS No. 159 — “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 is effective for financial statements for fiscal years beginning after November 15, 2007, with early adoption permitted provided the entity also elects to apply SFAS 157. SFAS 159 permits all entities to choose, at specified election dates, to measure eligible items at fair value. CF Leasing Ltd. will adopt SFAS 159 on January 1, 2008, but does not expect adoption to have a material impact on the financial position or the results of operations of the Company.

CF LEASING LTD.
NOTES TO THE FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands)
2.   Net investment in direct financing leases
      The Company, as lessor, has entered into various leases of equipment that qualify as direct financing leases. The minimum future lease rentals under these direct financing leases, net of unearned income, are due as follows:

			Minimum
	Net Lease	Unearned	Future Lease
	Receivables	Lease Income	Rentals

2007	$10,877	$3,406	$14,283
2008	8,939	2,269	11,208
2009	7,511	1,363	8,874
2010	4,450	749	5,199
2011	3,104	368	3,472
2012 and thereafter	1,848	29	1,877

Total	$36,729	$8,184	$44,913

3.	Container investment revenue
      Container investment revenue included $14,874, $5,596 and $1,376 of contingent revenue for the years ended December 31, 2006, 2005 and 2004, respectively.
      As of December 31, 2006, the minimum container rentals receivable in future years on term operating leases were:

2007	$32,793
2008	25,046
2009	17,874
2010	11,300
2011	4,899
2012 and thereafter	1,170

Total	$93,082

CF LEASING LTD.
NOTES TO THE FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands)
4.   Container equipment

Cost
Balance, December 31, 2004	$114,451
Additions	122,454
Disposals	(8,224)

Balance, December 31, 2005	228,681
Additions	116,146
Disposals	(8,788)

Balance, December 31, 2006	$336,039

Accumulated depreciation
Balance, December 31, 2004	$9,945
Depreciation expense	11,860
Disposals	(3,776)

Balance, December 31, 2005	18,029
Depreciation expense	21,181
Disposals	(1,473)

Balance, December 31, 2006	$37,737

Book value
December 31, 2006	$298,302

December 31, 2005	$210,652

      Container depreciation expense in 2004 was $5,969. Container equipment includes items carried at cost of $8,050 in relation to refrigeration units to be added to subsequent container purchases.
5.   Other assets
      Other assets include the following items:

	2006	2005

Unamortised loan origination fees	$4,605	$3,418
Fair value of financial derivatives	1,209	1,761
Other	261	12

Total	$6,075	$5,191

6.   Debt
      As of December 31, 2006, the maximum available to the Company through it’s revolving credit facility was $350,000 under which $280,483 was outstanding in fixed and floating rate debt. The unused portion is available to fund the acquisition of container equipment and may require a cash contribution from each of the Company’s equity holders of up to 10% of the cost of the new container. The rate of interest on this facility is based on an adjusted London Inter Bank Offered Rate (“Libor”) plus a margin. The size of the margin is dependent on the length of time the facility has been in use and on the amount outstanding. The terms of the facility require the Company to enter into interest rate swap agreements (see note 7) upon any subsequent acquisition of containers,

CF LEASING LTD.
NOTES TO THE FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands)
having aggregate notional principal balances of not less than seventy-five percent and not more than one hundred percent of advances allocated (on a Net Book Values basis) to containers subject to finance leases and term leases with a then expiry date of longer than one year and having an original notional value of not less than $5,000. Such Interest Rate Hedge Agreements shall convert floating interest rates into fixed rates and thereby manage its exposure to fluctuations in future interest rates.
      In August 2005, the Company amended its revolving line of credit and increased the maximum commitment of the lenders from $150,000 to $300,000 and extended the revolving credit period to July 31, 2006 and unless extended on that date, agreed to repay the balance outstanding over ten years. During 2006 the Company was granted a temporary extension of the Conversion Date to allow the Company and Fortis Bank, as agent and lender, to negotiate further modifications to the revolving line of credit. On November 8, 2006, the Company increased the maximum commitment of the lenders from $300,000 to $350,000 and extended the revolving credit period to October 31, 2007, and unless extended on that date, agreed to pay the balance outstanding over ten years. Amounts due under this facility are secured against container equipment. At December 31, 2006 and 2005 the Company had collateralised equipment at a cost of $336,039 and $228,681 and receivables from investments in direct finance leases of $36,729 and $28,919 respectively, against its debt. The average interest rate under this facility was 6.2% and 5.3% for the year ended December 31, 2006 and 2005, respectively. At December 31, 2006, the carrying value of the facility exceeded the fair value by $1,209. The estimate of fair value was based on borrowing rates currently available to the Company for debt with similar terms.
      Debt is comprised of:

			Interest Rate % at
	2006	2005	December 31, 2006/ 2005

Floating rate debt	$137,447	$98,372	6.9/ 6.0
Fixed rate debt (see note 7)	143,036	97,211	4.8-7.3/ 3.9-6.3

Total debt	$280,483	$195,583

      As of December 31, 2006, the annual maturities of debt were:

2007	$25,560
2008	25,924
2009	25,924
2010	25,924
2011	25,924
2012 and thereafter	151,227

Total	$280,483

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

CF LEASING LTD.
NOTES TO THE FINANCIAL STATEMENTS (continued)
(US dollar amounts in thousands)
      The Company’s risk management strategy includes utilising derivative financial instruments (in the form of interest rate swap agreements), which effectively convert floating interest rates into fixed rates and thereby manages its exposure to fluctuations in future interest rates.
      As of December 31, 2006, the Company had entered into 22 interest rate swap agreements with a financial institution for which the notional balance was $143,036. These agreements are used by the Company to manage interest rate risks created by its variable interest rate loan facility. These agreements terminate at various dates during the period 2007 to 2013. The Company has concluded that these agreements meet the criteria set by SFAS 133 and therefore no ineffectiveness has been recorded.
      At December 31, 2006, the unrealised gain on these cash flow hedges of $1,209 was recorded as other comprehensive income. Management estimates that approximately $634 of the accumulated other comprehensive income will be reclassified into the statement of income within the next twelve months.
8.   Related party transactions
      The Company had the following transactions with related parties during the years ended December 31, 2006, 2005 and 2004, respectively:

	2006	2005	2004

CAY:
Container acquisitions	$134,009	$63,260	$61,698
Other container related costs	3,240	886	—

Total	$137,249	$64,146	$61,698

      On August 1, 2005 the Company acquired $73,750 of container fixed assets from Cronos Finance (Bermuda) Limited, an affiliate of CEB.
      During the years ended December 31, 2006, 2005 and 2004, the statements of income of the Company included the following transactions with related parties:

	2006	2005	2004

Container investment revenue earned from CAY	$45,138	$25,940	$14,042
Fortis interest expense (acting as agent for the loan facility)	16,514	8,312	3,703
9.   Amounts receivable from a related party
      The Company had amounts receivable for container investment revenue from CAY of $10,345 and $7,502 at December 31, 2006 and 2005, respectively.
10. Amount payable to a related party
      The Company has issued loan notes to Fortis and to other banks under the loan facility for which Fortis acts as agent (see Note 6). The amount outstanding under the loan notes held by Fortis was $110,190 and $57,045 at December 31, 2006 and 2005, respectively.
      In addition, the Company had amounts payable to Fortis for interest expense of $829 and $537 at December 31, 2006 and 2005, respectively.