Form 10-K/A
period 2006-12-31
CRONOS GROUP
filed 2007-04-27
CIK 919869

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐    No ☒
The aggregate market value of common shares held by non-affiliates of the Registrant calculated by reference to the closing price on June 30, 2006 (the last business day of the Registrant’s second fiscal quarter in 2006), was approximately $68,815,562.
          The number of Common Shares outstanding as of March 30, 2007:

Class	Number of Shares Outstanding
Common	7,645,673

The Cronos Group

i

EXPLANATORY NOTE
          This Amendment No. 1 on Form 10-K/A (this “Amendment”) is being filed to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2007 (the “Original Filing”). The Original Filing indicated that the information required by Part III of Form 10-K would be included in our definitive proxy statement. Since we will not file our definitive proxy statement within 120 days of the end of our fiscal year, we are filing this Amendment to include the information required by Part III of Form 10-K. Additionally, Item 5 of Part II of the Original Filing indicated that certain information regarding our equity compensation plans would be included in the definitive proxy statement. Such information is instead included in this Amendment under Item 12 of Part III. In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment currently dated certifications under Item 15 of Part IV.
          Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated disclosures therein to reflect any events which have occurred at a date subsequent to the filing of the Original Filing. In this Amendment, unless the context indicates otherwise, the “Company” means The Cronos Group excluding its subsidiaries, and “Cronos” or the “Group” means The Cronos Group including its subsidiaries.

ii

PART III
Item 10 — Directors, Executive Officers and Corporate Governance
A.	Directors of the Company
     The names of the directors of the Company, and their ages and biographies as of the date hereof, are set forth below:
Dennis J. Tietz
          Mr. Tietz, age 54, was appointed Chief Executive Officer of the Company on December 11, 1998, and Chairman of the board of directors on March 30, 1999. From 1986 until his election as Chief Executive Officer of the Company, Mr. Tietz was responsible for the organization and marketing of investment programs managed by Cronos Capital Corp. (“CCC”) (formerly called Intermodal Equipment Associates), an indirect subsidiary of the Company. From 1981 to 1986, Mr. Tietz supervised container lease operations in both the United States and Europe. Prior to joining CCC in 1981, Mr. Tietz was employed by Trans Ocean Leasing Corporation, San Francisco, California, a container leasing company, as regional manager based in Houston, with responsibility for leasing and operational activities in the U.S. Gulf. Mr. Tietz holds a B.S. degree in Business Administration from San Jose State University. Mr. Tietz is a licensed principal with the National Association of Securities Dealers. Mr. Tietz served as Chairman of the International Institute of Container Lessors for its 2001 fiscal year, and currently sits on the Executive Committee of the Institute’s Board of Directors.
Peter J. Younger
          Mr. Younger, age 50, was elected to the board of directors of the Company at the 1999 annual meeting held on January 13, 2000. Mr. Younger was appointed as President and Chief Operating Officer of the Company by the board of directors on March 17, 2005. He previously served as Chief Operating and Financial Officer of the Company (having been appointed as Chief Financial Officer in March 1997 and as Chief Operating Officer in August 2000). From 1991 to 1997, Mr. Younger served as Vice President of Finance of Cronos Containers Limited (“CCL”), a subsidiary of the Company located in the United Kingdom. From 1987 to 1991, Mr. Younger served as Vice President and Controller of CCC in San Francisco. Prior to 1987, Mr. Younger was a certified public accountant and a principal with the accounting firm of Johnson, Glaze and Co. in Salem, Oregon. Mr. Younger holds a B.S. degree in Business Administration from Western Baptist College, Salem, Oregon.
Maurice Taylor
          Mr. Taylor, age 46, was appointed to the board of directors of the Company as an independent director in 1998. Mr. Taylor is currently serving as a director for a term expiring at the conclusion of the annual meeting to be held in 2009. Mr. Taylor, a resident of Geneva, Switzerland, is an independent consultant in international trade finance. He serves on the boards of numerous privately-held trading companies in Europe. Mr. Taylor holds a B.A. degree in Mathematical Economics from Brown University.
S. Nicholas Walker
          Mr. Walker, age 52, was appointed to the board of directors of the Company as an independent director in 1999, and was elected to the board by the shareholders at the 1999 annual meeting. Mr. Walker is currently serving as a director for a term expiring at the conclusion of the annual meeting to be held in 2008. In August 2000, Mr. Walker organized the York Group Limited (“York”). York, with offices in London, New York and Nassau, Bahamas, provides securities brokerage and investment management services to institutional and high net worth individual clients in Europe, the United States, and Latin America. Mr. Walker has served as Chief Executive Officer of York since 2000. From 1995 until he organized York, Mr. Walker served as Senior Vice President of Investments of PaineWebber Inc. From 1982 until he joined PaineWebber, he served as Senior Vice President of Investments of Prudential Securities Inc. Mr. Walker holds an M.A. degree in Jurisprudence from Oxford University, England.
Robert M. Melzer
          Mr. Melzer, age 66, was elected to the board of directors of the Company as an independent director at the 1999 annual meeting. Mr. Melzer is currently serving as a director for a term expiring at the conclusion of the annual meeting to be held in 2008. Mr. Melzer served as President and Chief Financial Officer of Property Capital Trust, a publicly-traded real estate investment trust, from 1990 to 1996, and as President and Chief Executive Officer from 1992 until May 1999, when the company completed its plan to dispose of its investments and distributed the proceeds to its shareholders. Since May 1999, Mr. Melzer has devoted his business activities to consulting and to serving as a director or trustee of various business and charitable organizations. In 2001, Mr. Melzer served as interim Chief Executive Officer of Beth Israel Deaconess Medical Center in Boston, Massachusetts. Mr. Melzer currently serves as a director of Genesee & Wyoming, Inc., a short-line and regional railroad holding company (NYSE: GWR). Mr. Melzer holds a B.A. degree in Economics from Cornell University and an M.B.A. from the Harvard Business School.
B.	Executive Officers of the Group
          The names of the executive officers of the Group, other than Messrs. Tietz and Younger, and their ages and biographies as of the date hereof, are set forth below:
Frank P. Vaughan
          Mr. Vaughan, age 42, was elected Senior Vice President and Chief Financial Officer of the Company in March 2005. From 2004 to 2005, Mr. Vaughan served as Senior Vice President – Finance and as Vice President – Finance from 1998 to 2004. Mr. Vaughan served as Director of Planning and Manager of Group Reporting prior to 1998. Mr. Vaughan is based in the UK. Prior to joining Cronos in 1991, Mr. Vaughan was an accountant with the Automobile Association, from 1987 to 1991. Mr. Vaughan holds a Bachelor of Commerce degree, with honours, from University College Cork in Ireland and is a qualified Chartered Management Accountant.

John M. Foy
          Mr. Foy, age 61, is a Senior Vice President and is directly responsible for Cronos’ lease marketing operations in the Asian, South American, Australian and New Zealand regions; Mr. Foy is based in San Francisco. From 1985 to 1993, Mr. Foy was Vice President — Pacific of Cronos with responsibility for dry cargo container lease marketing and operations in the Pacific Basin. From 1977 to 1985, Mr. Foy was Vice President of Marketing for Nautilus Leasing Services in San Francisco with responsibility for worldwide leasing activities. From 1974 to 1977, Mr. Foy was Regional Manager for Flexi-Van Leasing, a container lessor, with responsibility for container leasing activities in the Western United States. Mr. Foy holds a B.A. degree in Political Science from University of the Pacific and Bachelor of Foreign Trade from Thunderbird Graduate School of International Management.
John C. Kirby
          Mr. Kirby, age 53, is a Senior Vice President and is directly responsible for Cronos’ lease marketing operations in the European, American, African and Middle Eastern regions. Mr. Kirby is also responsible for Cronos’ corporate operations including contract and billing administration, container repairs and leasing-related systems; Mr. Kirby is based in the United Kingdom. Mr. Kirby joined CCC in 1985 as European Technical Manager and advanced to Director of European Operations in 1986, a position he held with CCC, and later CCL, until his promotion to Vice President - Operations of Cronos in 1992. In January 1999, Mr. Kirby was promoted to the position of Senior Vice President — Operations. From 1982 to 1985, Mr. Kirby was employed by CLOU Containers, a container leasing company, as Technical Manager, based in Hamburg, Germany. Mr. Kirby holds a professional engineering qualification from the Mid-Essex Technical College in England.
C.	Section 16(a) Beneficial Ownership Reporting Compliance
          The Company’s directors and executive officers, and beneficial owners of more than ten percent of the Company’s common shares, must file reports with the SEC indicating the number of the Company’s common shares they beneficially own and any changes in their beneficial ownership. Copies of these reports must be provided to the Company. Based on our review of the copies of beneficial ownership reports received by us, we believe that, during the fiscal year ended December 31, 2006, all filing requirements applicable to our officers, directors, and greater than ten percent beneficial owners were complied with, except that each of Messrs. Melzer, Taylor, and Walker filed a late Form 4 reporting the July 13, 2006 credit of director’s stock units to his director’s account.
D.	Code of Ethics
          The Group has adopted a Code of Ethics for its directors, officers (including the Company’s principal executive and principal financial officers), and employees. The Code of Ethics is available at the Company’s website at www.cronos.com. Shareholders may request a free copy of the Code of Ethics from:
The Cronos Group
c/o Cronos Capital Corp.
One Front Street, Suite 925
San Francisco, California, 94111
Attention: Investor Relations

E.	Audit Committee
          The board of directors has an audit committee, comprised entirely of the independent directors of the Company. The members of the Audit Committee are Robert M. Melzer (Chair), Maurice Taylor and S. Nicholas Walker. The Board of Directors has determined that the Chair of the audit committee qualifies as an audit committee financial expert.
Item 11 — Executive Compensation
A.	Compensation Discussion and Analysis
          In this section we give an overview and analysis of our compensation policies and the material factors that underlie our compensation policies. More detailed information can be found in the tables below containing specific information about the compensation earned and paid in 2006 to the following individuals, whom we refer to as our “named executive officers” or “NEOs”:
•	Dennis J. Tietz, Chairman and Chief Executive Officer

•	Peter J. Younger, President and Chief Operating Officer

•	Frank P. Vaughan, Chief Financial Officer and Senior Vice President

•	John C. Kirby, Senior Vice President

•	John M. Foy, Senior Vice President

1.	Compensation Objectives.
          We pride ourselves on the stability of our senior management team. We believe one of Cronos’ competitive strengths is the stability and cohesion of its management team. The following sets forth the year in which our NEOs first joined the Group:

NEO	Year of Hire
Dennis J. Tietz	1981

Peter J. Younger	1987

Frank P. Vaughan	1991

John C. Kirby	1985

John M. Foy	1985

          Much of 2006 was devoted to pursuing a transaction, resulting in the proposal to sell all of the assets of the Company pursuant to the Asset Purchase Agreement, dated as of February 28, 2007, between the Company, FB Transportation Capital LLC, and CRX Acquisition Ltd. (the “Assets Sale”). FB Transportation Capital LLC and CRX Acquisition Ltd. are referred to together as the “Purchaser Parties.” The Assets Sale is discussed in more detail in the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2007. No new compensation plans or programs were developed or implemented in 2006. Our compensation programs were established in prior years. These programs were designed to retain and reward our employees and to align, insofar as possible, the interests of our key employees with the interests of the Company’s shareholders.
          The compensation programs we have adopted and followed since 2000 were shaped, in large part, by the turmoil created by the tenure of a former Chairman, Stefan M. Palatin, who was ousted as Chairman and CEO of the Company in the summer of 1998. Litigation spawned by Mr. Palatin’s tenure did not finally conclude until June 2006, with the settlement of the TOEMT litigation, previously disclosed in the Company’s periodic reports and filings with the SEC. To retain our key personnel, we entered into written employment agreements with our senior officers, granted stock options that vested over a period of years, and provided severance of up to two years for our senior officers, payable upon a termination without cause or a failure to renew the term of the officer’s employment agreement without cause.
          With respect to our executive officers, our current compensation programs are centered on (a) base compensation, (b) annual bonuses, and (c) long-term incentive compensation represented by awards of restricted shares under our 2005 Equity Incentive Plan (“2005 Plan”), which our shareholders approved at the 2005 annual meeting.
          2.   Overview of Executive Compensation Components.
          Our compensation program consists of the following elements, as illustrated in the table below.

Pay Element	Purpose and Description
Base Salary	Provide fixed compensation.
Annual Cash Bonus	Provide incentive to achieve the Company’s business plan.
Long-Term Incentives	Align the interests of our executive officers with our shareholders by providing compensation in the form of restricted shares, vesting over time.
Severance Benefits	Promote stability and loyalty to the Company by providing severance benefits. Messrs. Tietz and Younger are entitled to up to two years’ severance of base and bonus compensation if

Pay Element	Purpose and Description
they are terminated without cause or they resign “for good reason.” Our other NEOs are entitled to up to two years severance of base salary if they are terminated without cause.
Retirement Benefits	Provide financial security in retirement through tax-deferred retirement savings programs whereby the Company contributes a percentage of contributions made by participants to the programs.
Welfare Benefits	Our NEOs participate in employee benefit plans generally available to our employees, including medical, health, life insurance, and disability plans.

A continuation of medical benefits may occur as a part of severance upon certain terminations of employment.
Change in Control Benefits	Messrs. Tietz and Younger are entitled to change in control payments (“transaction bonuses”) in the event of a change in control.

          The compensation components payable to each of our NEOs are described in more detail in the tables below.
          3.   Establishment of Base and Bonus Compensation.
          The current base and bonus compensation payable to our five NEOs were established in their employment agreements, which have been in place since 1999 for Mr. Tietz, 2001 for Mr. Younger, and 2000 for Messrs. Vaughan, Kirby, and Foy. The base compensation payable to our NEOs was initially established based upon what we believed at the time were competitive pay levels for executives in the container leasing industry. Each employment agreement provides for base salary increases, determined at the discretion of the compensation committee for Messrs. Tietz and Younger (but no less than cost of living increases) and, in the case of Messrs. Vaughan, Kirby, and Foy, as determined by the board of directors of their employer and approved by the compensation committee. For 2006, each of our NEOs received cost of living increases in their base salaries.
          Maximum bonuses are established by their employment agreements (in the case of Messrs. Tietz and Younger) or by practice (in the case of the other NEOs because their employment agreements provide for bonuses as determined in the discretion of the board of directors of their employer). Under their employment agreements, Messrs. Tietz and Younger are entitled to annual bonuses, as determined by the compensation committee, not to exceed 50% of their base salary. For the other NEOs, the maximum annual bonus is set at 30% of their base salary. During its March regular meeting each year, the compensation committee establishes bonus objectives for the NEOs and for the employees as a group for the year. The objectives are designed to provide incentives to the Group’s management to meet the targets established by the Company’s annual business plan and other objectives set by the compensation committee. The Company’s annual business plan is developed by management and reviewed with and approved by the board of directors each year at the March regular meeting of the board of directors. The bonus objectives vary from year to year, but typically include achieving projected earnings per share, meeting targets for the purchase of containers (which we refer to as “CAPEX”), and other non-quantitative objectives.
          After the conclusion of each year, the compensation committee meets and assesses management’s performance for the year against the objectives established the prior March. The committee determines the bonuses for each of the NEOs and the size of the bonus pool for all other officers and employees of the Company.
          For 2006, our compensation committee, at its March 9, 2006 regular meeting, established performance objectives of earnings per share (primary) (with a weighted value of 30%); the securitization of CF Leasing Ltd.’s (“CF Leasing”) funded debt by December 31, 2006 (with a weighted value of 20%); cooperation with the transaction committee in exploring a transaction (with a weighted value of 20%); the achievement of targeted levels of CAPEX, both for the Group as a whole (with a weighted value of 10%) and for the Company directly (with a weighted value of 10%); and achievement of a targeted level of capital to be raised by a private placement partnership offering (with a weighted value of 10%).
          The actual bonuses awarded for 2006 were determined based upon the compensation committee’s assessment of management’s achievement of the 2006 performance objectives. The committee exercised its discretion with respect to the award of 2006 bonuses to take into account that the transaction committee’s pursuit of a transaction precluded achievement of the securitization of CF Leasing’s funded debt by December 31, 2006 and the targeted partnership offering, and therefore accorded a relative weight of 50% to the level of fund raising for the objective of cooperating with the transaction committee in the pursuit of a transaction. The committee’s scoring of management’s performance against the objectives set for 2006 totaled 75% of the maximum bonus targets, resulting in the bonuses awarded to the NEOs as set forth under “Summary Compensation Table.”
          4.   2006 Long-Term Incentives.
          There were 300,000 of our common shares available for grant under our 2005 Plan. The 2005 Plan is administered by our compensation committee. A participant may receive multiple awards under the 2005 Plan, with a limit of no more than 15,000 restricted shares available for grant to any one individual in any one calendar year. Restricted share awards to our independent directors are limited to 1,500 shares per year. No more than 75,000 restricted shares may be granted to all participants in any one calendar year. These limitations are subject to adjustment to reflect stock splits and similar events. The term of the 2005 Plan is seven years.

          All awards of restricted shares under the 2005 Plan are determined by the compensation committee, with the exception of the annual 1,500 restricted share awards made to our independent directors, which are made automatically each year.
          The restrictions on transfer and vesting requirements with respect to restricted share grants are determined by the compensation committee. To date, the restricted share awards made to our officers and employees, including to our NEOs, all vest on the fourth anniversary of the date of grant, assuming continued service by the participant with the Company. Restricted share awards made to our independent directors vest on the day prior to the next annual meeting at which the director’s term of office expires. Unless otherwise determined by the committee, cash dividends are only paid on restricted shares that have vested, and participants do not have the right to vote with respect to restricted shares until the shares have vested. Upon a change in control of the Company, the committee has the discretion to accelerate the vesting of restricted shares. The committee has done so with respect to the proposed transaction with the Purchaser Parties.
          Under our 2005 Plan, we may also make awards to our independent directors of director’s stock units in lieu of all or a specified portion of the director’s cash compensation. The number of director’s stock units awarded is equal to the compensation the director elects not to receive, multiplied by 125%, with the resultant product divided by the average of the fair market value of our common shares for the 20 trading days preceding the date on which such compensation otherwise would have been payable to the independent director. Director’s stock units are settled into our common shares, on a one-to-one basis. Prior to settlement, the independent director has no rights of a shareholder in any common shares corresponding to the directors’ stock units. Director’s stock units vest, in full, on the business day preceding the next annual meeting of shareholders at which the term of the director is to expire. If, however, an independent director’s service on the board terminates by reason of resignation, removal, death, disability, or a change in control of the Company, then all of the director’s stock units immediately vest.
          Each of our three independent directors has elected to defer all of his cash compensation and receive director’s stock units. In the event of a closing of the proposed sale of our assets to the Purchaser Parties, all of the director’s stock units granted to our independent directors shall automatically settle into our common shares.
          At its March 2006 meeting, the compensation committee made the following awards of restricted shares to our NEOs:

NEO	Restricted Share Award
Dennis J. Tietz	12,000 shares

Peter J. Younger	12,000 shares

Frank P. Vaughan	5,000 shares

John C. Kirby	5,000 shares

John M. Foy	5,000 shares

     In light of the pending transaction with the Purchaser Parties, no restricted share awards have been made by the compensation committee in 2007. In addition, the deferral of director cash compensation into director’s stock units ceased, under the terms of the Asset Purchase Agreement with the Purchaser Parties, effective for all cash compensation earned by our independent directors from January 1, 2007. For their services as directors of the Company since that date our independent directors have been in paid cash. See “Independent Director Compensation,” beginning on page 21.
     5. Stock Ownership Requirements.
     We have not adopted stock ownership guidelines for our directors or NEOs.
     6. Impact of Accounting and Tax Treatment of Compensation.
     The accounting and tax treatment of compensation generally has not been a factor in determining the amounts of compensation for our NEOs. However, the employment agreements with Messrs. Tietz and Younger contain so-called “cutback” provisions designed to ensure that the excise tax provisions of Section 4999 of the Internal Revenue Code do not apply to any transaction bonus payable to Messrs. Tietz and Younger as a result of a change in control of the Company. The effect of these provisions is to require a reduction in the compensation otherwise payable to Messrs. Tietz and Younger to avoid imposition of an excise tax under Section 4999.
     Internal Revenue Code Section 162(m) generally disallows a tax deduction under U.S. federal income tax law to public companies for compensation in excess of $1 million paid to the company’s chief executive officer or to any of the four other most highly compensated officers. Certain performance-based compensation is specifically exempt from the deduction limit if it otherwise meets the requirements of Section 162(m). Historically, Internal Revenue Code Section 162(m) has not limited the deductibility of compensation paid to any of our executive officers. Internal Revenue Code Section 162(m) may apply to limit the deductibility of the transaction bonuses payable to Messrs. Tietz and Younger under their employment agreements.
     7. Role of Executive Officers in Determining Compensation.
     Our Chairman and Chief Executive Officer, Mr. Tietz, recommends to the compensation committee performance objectives at each year’s March meeting of the committee, and recommends bonus payouts and restricted share awards for our senior officer group (including himself). The committee selects performance objectives from those recommended by the Chairman and those suggested by members of the committee. The setting of performance objectives, the award of bonuses, and the award of restricted shares under the 2005 Plan are determined and made by the compensation committee, in executive session, without the presence of Mr. Tietz or any other member of management.

B. Summary Compensation Table
     The following table sets forth certain information concerning the cash and non-cash compensation received for services rendered for the fiscal year ended December 31, 2006 by the Company’s NEOs.

							Change in
							Pension
							Value and
						Non-	Nonqualified	All
				Stock	Option	Equity	Deferred	Other
Name and		Salary	Bonus	Awards	Awards	Incentive	Comp.	Comp.
Principal Position	Year	($)	($)	($)	($)	Plan Comp. ($)	Earnings ($)	($) (1)	Total ($)
Denis J. Tietz (2) Chief Executive Officer and Chairman of the Board	2006	414,750	155,531	54,640	—	—	—	91,060	718,981

Peter J. Younger President, Chief Operating Officer and Director	2006	397,551	149,081	54,640	—	—	—	27,569	628,841

Frank P. Vaughan Chief Financial Officer and Senior Vice President	2006	303,956	80,000	21,844	—	—	—	12,470	418,270

John M. Foy Senior Vice President	2006	275,551	80,000	21,844	—	—	—	28,635	406,030

John C. Kirby Senior Vice President	2006	322,377	80,000	21,844	—	—	—	32,122	456,343

(1) This column represents retirement plan contributions made by the Company on behalf of the named officer, health insurance contributions and other benefits.

(2) The amount reported under All Other Comp. for Mr. Tietz in 2006 includes $55,846 representing his share of fees and distributions payable to Cronos Capital Corp. (“CCC”), an indirect subsidiary of the Company, as general partner of the U.S. limited partnerships managed by CCC.

C. Grants of Plan-Based Awards
     The following table sets forth information regarding grants that were made under the Company’s incentive plans to the NEOs during 2006.

									All Other
									Option
								All Other	Awards:		Grant
								Stock	Number		Date Fair
		Estimated Future Payouts			Estimated Future Payouts			Awards:	of	Exercise or	Value of
		Under Non-Equity			Under Equity			Number of	Securities	Base Price	Stock
		Incentive Plan Awards			Incentive Plan Awards			Shares of	Under-	of Option	and
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	Stock or	lying	Awards	Option
Name	Date	($)	($)	($)	(#)	(#)	($)	Units (#)	Options (#)	($/Sh)	Awards
Dennis J. Tietz	3/9/06	—	—	—	—	—	—	12,000 (1)	—	—	156,000

Peter J. Younger	3/9/06	—	—	—	—	—	—	12,000 (1)	—	—	156,000

Frank P. Vaughan	3/9/06	—	—	—	—	—	—	5,000 (1)	—	—	65,000

John M. Foy	3/9/06	—	—	—	—	—	—	5,000 (1)	—	—	65,000

John C. Kirby	3/9/06	—	—	—	—	—	—	5,000 (1)	—	—	65,000

(1)	Restricted shares awarded under the Company’s 2005 Plan with a zero purchase price.
     Each of the awards reported above was a grant of restricted shares under the Company’s 2005 Plan. The selection of participants in the 2005 Plan (other than automatic grants to independent directors and the award of director’s stock units), the level of participation, and the terms and conditions of all awards are determined by the compensation committee, subject to the terms of the Plan. A restricted share award represents common shares of the Company that are issued subject to restrictions on transfer and vesting requirements determined by the compensation committee. No purchase price was payable for the restricted shares. Each of the awards reported above vest on the fourth anniversary of the date of grant, assuming continued service by the officer with the Company. Cash dividends are only paid on restricted shares that have vested, and the officer does not have the right to vote with respect to the restricted shares until the shares have vested. The officer may not sell, transfer, pledge, assign, or otherwise encumber the restricted shares until they have vested.
D. Outstanding Equity Awards at Fiscal Year-End
     The following table sets forth information on outstanding option and stock awards held by the NEOs as of December 31, 2006, including the number of shares underlying both exercisable and unexercisable portions of each stock option as well as the exercise price and expiration date of each outstanding option.

	Option Awards					Stock Awards
									Equity
									Incentive
								Equity	Plan
								Incentive	Awards:
								Plan	Market or
			Equity					Awards:	Payout
			Incentive					Number of	Value of
			Plan					Unearned	Unearned
			Awards:				Market	Shares,	Shares,
	Number of	Number of	Number of			Number of	Value of	Units or	Units or
	Securities	Securities	Securities			Shares or	Shares or	Other	Other
	Underlying	Underlying	Underlying			Units of	Units of	Rights	Rights
	Unexercised	Unexercised	Unexercised	Option	Option	Stock That	Stock That	That Have	That Have
	Options (#)	Options (#)	Unearned	Exercise	Expiration	Have Not	Have Not	Not	Not
Name	Exercisable	Unexercisable	Options (#)	Price ($)	Date	Vested (#)	Vested ($)	Vested (#)	Vested ($) (1)
Dennis J. Tietz	300,000	—	—	4.375	12/10/2008	—	—	8,000 (2)	124,400
								12,000 (3)	186,600
Peter J. Younger	—	—	—	—	—	—	—	8,000 (2)	124,400
								12,000 (3)	186,600
Frank P. Vaughan	25,000	—	—	5.250	2/3/2010	—	—	3,000 (2)	46,650
	10,000	—	—	4.875	1/8/2011	—	—	5,000 (3)	77,750
John M. Foy	80,000	—	—	5.250	2/3/2010	—	—	3,000 (2)	46,650
	15,000	—	—	4.875	1/8/2011	—	—	5,000 (3)	77,750
John C. Kirby	80,000	—	—	5.250	2/3/2010	—	—	3,000 (2)	46,650
	15,000	—	—	4.875	1/8/2011	—	—	5,000 (3)	77,750

(1)	Calculated based on the closing sale price of the Company’s common shares on December 29, 2006 of $15.55 per share.

(2)	These restricted shares vest on July 15, 2009.

(3)	These restricted shares vest on March 9, 2010.
E. Option Exercises and Stock Vested Table
     None of the named executive officers exercised stock options, stock appreciation rights (“SARs”) or similar instruments during 2006, and no restricted stock, restricted stock units, or similar instruments held by the named executive officers vested in 2006.
F. Pension Benefits
     The Company does not sponsor any defined benefit pension plans.
G. Non-qualified Deferred Compensation
     The Company does not offer any non-qualified deferred compensation plans.

H. Employment Agreements
     Dennis J. Tietz. Under the 2001 Amended and Restated Employment Agreement, dated as of November 8, 2001, as amended as of April 1, 2004 and July 8, 2005 (the “Agreement”), between the Company and Mr. Tietz, the term of his employment is for a perpetual two-year term, but is terminable at any time by the Company. Mr. Tietz is paid a base salary ($414,750 for 2006), and is entitled to an annual bonus in an amount of up to 50% of his annual base salary. Mr. Tietz is entitled to annual increases in his base salary, to be determined in the discretion of the board, but not less than the increase in the U.S. Consumer Price Index. Mr. Tietz’s bonus is calculated on the basis of performance goals established by the compensation committee. In addition, Mr. Tietz is entitled to receive a lump-sum cash bonus upon any “Change in Control” of the Company (as defined below). The bonus is payable no later than 30 days after the date of any such change in control, and is equal to Mr. Tietz’s average annual compensation for the five years ended the December 31 prior to the date of the event constituting a change in control, times three, minus one dollar. Average annual compensation for this purpose includes base salary, bonus, and incentive distributions (described in the next paragraph). The bonus is subject to reduction if it would otherwise be subject to a golden parachute excise tax.
     Mr. Tietz is also entitled to three percent of the fees and distributions payable by certain U.S. limited partnerships sponsored by the Company to Cronos Capital Corp., an indirect subsidiary of the Company and the general partner of the U.S. limited partnerships, for the life of the partnerships. The Agreement provides for Mr. Tietz to be nominated to the Company’s board of directors and as the Chairman of the board for the term of the Agreement.
     Mr. Tietz’s Agreement provides for a severance payment to him upon his termination without “Cause,” upon his resignation for “Good Reason,” or upon his resignation, with or without Good Reason, within the 30-day period commencing one year following an “Equity Change in Control” of the Company (all as defined below). Mr. Tietz’s severance payment is payable within 30 days following his last day of active service and includes the payment of a lump sum equal to his then-current annual base salary and his then-current annual performance bonus target or, if not yet established, his most recent annual bonus payment as well as a lump sum that represents a pro-rated annual bonus for the year of termination. Mr. Tietz’s severance benefits also include health and group term-life insurance benefits for a period of one year. In addition, if Mr. Tietz agrees not to solicit or interfere with any relationship between the Company and any customer, supplier, investor, or limited partner of the Company or its affiliates for a period of 24 months following his last day of active service, and agrees not to solicit any existing employee of the Company to accept any position with any other company that currently engages in business with the Company, then Mr. Tietz shall be entitled to receive the health insurance benefits for an additional year and an additional lump sum payment equal to his then-current annual base salary and his then-current annual performance bonus target or, if not yet established, his most recent annual bonus payment (the “Non-Solicitation Payment”).
     The Agreement also provides that if Mr. Tietz is terminated without Cause, resigns for Good Reason, or resigns, with or without Good Reason, within the 30-day period commencing one year following an Equity Change in Control of the Company, all of Mr. Tietz’s awards of stock options and restricted shares that have not already vested will immediately vest in full.

     The following definitions apply to the Agreement:
•	A “Change in Control” is defined as the occurrence of any of the following events: (i) any “person” as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is or becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 50% or more of the combined voting power of the Company’s then outstanding securities; (ii) the closing of an agreement and plan of merger or consolidation of the Company with any other corporation is approved, other than a merger or consolidation (a) in which the outstanding voting securities of the Company hold more than 50% of the voting power of the surviving entity, or (b) effected to implement a recapitalization of the Company (or similar transaction) in which no person acquires more than 25% of the combined voting power of the Company’s outstanding securities; or (iii) the closing of an agreement for the sale or disposition by the Company of all or substantially all of the Company’s assets, other than to a person or persons who beneficially own, directly or indirectly, at least 50% or more of the combined voting power of the outstanding voting securities of the Company.
•	“Cause” is defined as the employee’s (i) willful dishonesty toward, fraud upon, or deliberate injury or attempted injury to, the Company, or (ii) willful material breach of the Agreement which results in a material injury to the Company; provided that “Cause” is not deemed to exist as a result of any act or omission believed by the employee, in good faith, to have been in the interest of the Company.
•	“Good Reason” for the employee to resign exists if the Company does any of the following without the employee’s consent: (i) fails to provide required compensation; (ii) materially reduces the employee’s titles, position, duties, and/or authority; (iii) fails to nominate the employee to serve on the board or to serve as Chairman of the board; or (iv) materially breaches the terms of the Agreement.
•	An “Equity Change in Control” is defined as one of the following events: (i) a Schedule 13D or 13G is filed pursuant to the Exchange Act indicating that any person or group has become the holder of 20% or more of the outstanding voting shares of the Company; (ii) as a result of or in connection with any cash tender offer, merger, or other business combination, sale of assets or contested election, or combination of the foregoing, the persons who were directors of the Company just prior to such event cease within one year to constitute a majority of the board; (iii) the Company’s stockholders approve a definitive agreement providing for a transaction in which the Company will cease to be an independent publicly owned corporation; (iv) the stockholders of the Company approve a definitive agreement to sell or otherwise dispose of all or substantially all of the Company’s assets or to merge or consolidate the Company with or into another corporation in which the holders of the Company’s voting shares immediate before such merger or reorganization will not, immediately following such merger or reorganization, hold both the ability to elect at least a majority of the directors of the surviving corporation and at least a majority in value of the surviving corporation’s outstanding equity securities; or (v) a tender or exchange offer is made by a person or group (as such terms are defined in Section 13(d)(3) of the Exchange Act) and such offer resulted in such person or group holding an aggregate of 20% or more of the outstanding voting shares of the Company.
     Peter J. Younger. Under the 2001 Amended and Restated Employment Agreement, dated as of December 1, 2001, as amended as of October 1, 2003 and July 8, 2005 (the “Agreement”), between the Company and Mr. Younger, the term of his employment is for a perpetual two-year term, but is terminable at any time by the Company.
     Mr. Younger’s Agreement generally contains the same terms and provisions as set forth in Mr. Tietz’ Agreement, subject to the following material differences. Mr. Younger is entitled to an annual base salary ($397,551 for 2006), subject to increases, determined in the discretion of the board, but not less than the increase in the U.S. Consumer Price Index. Mr. Younger also is eligible to receive a bonus in an amount of up to 50% of his base salary, calculated on the basis of the achievement of performance goals established by the compensation committee. Mr. Younger’s Agreement provides for the same severance payment, health benefits, and accelerated vesting of stock options and restricted shares upon his termination without Cause, his resignation for Good Reason, or his resignation, with or without Good Reason, within the 30-day period commencing one year following an Equity Change in Control of the Company as Mr. Tietz’s Agreement, with the exception that (i) “Good Reason,” for purposes of Mr. Younger’s Agreement, does not include failure of the Company to nominate Mr. Younger to serve as Chairman of the board, and (ii) the “average annual compensation” used to calculate the lump-sum cash bonus payable to Mr. Younger upon any “Change in Control” of the Company includes only base salary and bonus, and not incentive distributions, as in Mr. Tietz’s Agreement.
     Frank P. Vaughan. A subsidiary of the Company (the “Employer”) and Mr. Vaughan entered into an Employment Agreement, effective April 20, 2000. The Employment Agreement has been periodically extended, most recently on December 1, 2005, to a term ending November 30, 2007 (the Employment Agreement, as amended, is referred to below as the “Agreement”).
     The Employer may not cancel Mr. Vaughan’s Agreement prior to its expiration except for illness or other incapacity that continues for a period of more than six months or the non-performance of or willful misconduct by Mr. Vaughan in the performance of his duties. The Employer pays Mr. Vaughan a base salary (£165,000 for 2006, equivalent to $303,956 at 2006 exchange rates), which may be increased in the discretion of the Employer. Mr. Vaughan is entitled to bonus compensation at such times, and in such amounts, as the Employer may determine. Under the Agreement, if Mr. Vaughan is terminated without “Cause” (as defined below) or if the Employer fails to extend the term of the Agreement without Cause, he is entitled to severance, payable within 30 days following his termination, in an amount equal to the greater of the salary payable to him for the balance of the term of his Agreement or his monthly salary times the number of years (not to exceed 24) that he has worked for the Employer (or any other affiliate of the Company). No severance is payable if Mr. Vaughan is terminated with Cause or voluntarily terminates his employment, or if the Employer fails to extend the term of the Agreement with Cause. If Mr. Vaughan is entitled to a severance payment under the Agreement, then he is also entitled to continued health insurance benefits for up to two years. Mr. Vaughan’s right to receive such continued health insurance benefits terminates if at any time he is eligible to receive health benefits from another company or entity.
     A termination for “Cause” is defined in the Agreement as a termination based upon: (i) the non-performance of, or willful misconduct in the performance of, the employee’s duties to the Employer, or the willful misconduct of the employee amounting to moral turpitude, so as to affect his ability to adequately perform services on behalf of the Employer; (ii) the employee’s act of gross misconduct or repeated or continuous (after written warning) material breach of his obligations under the Agreement; (iii) the employee being found guilty of any conduct which in the reasonable opinion of the board of directors of the Employer brings him, the Employer, or any of its affiliates into disrepute; (iv) the employee is convicted of any criminal offense (excluding minor traffic offenses); (v) the commission of any act of dishonesty by the employee, whether relating to the Employer, its affiliates, any of its or their employees or otherwise; (vi) the employee’s bankruptcy or other arrangement or composition with his creditors generally; or (vii) the determination by the directors of the Employer in their reasonable opinion that the employee is incompetent in the performance of his duties.
     As a condition to the receipt of the severance payment and health benefits described above, Mr. Vaughan must execute and comply with a “Compromise Agreement” with the Employer, pursuant to which Mr. Vaughan releases all claims against the Employer and its affiliates and agrees not to make any statements that are disparaging to the Employer or any of its affiliates.
     John M. Foy. A subsidiary of the Company (the “Employer”) and Mr. Foy entered into an Employment Agreement, effective April 1, 1999. The Employment Agreement has been periodically extended, most recently on December 1, 2005, to a term ending November 30, 2007 (the Employment Agreement, as amended, is referred to below as the “Agreement”).
     The Employer may not cancel Mr. Foy’s Agreement prior to its expiration except for illness or other incapacity that continues for a period of more than six months or the non-performance of or willful misconduct by Mr. Foy in the performance of his duties. The Employer pays Mr. Foy a base salary ($275,551 for 2006), which may be increased in the discretion of the Employer. Mr. Foy is entitled to bonus compensation at such times, and in such amounts, as the Employer may determine. Under his Agreement, if Mr. Foy is terminated without “Cause” (as defined below), or if the Employer fails to extend the term of the Agreement without Cause, he is entitled to severance, payable within 30 days following his termination, in an amount equal to the greater of the salary payable to him for the balance of the term of his Agreement or his monthly salary times the number of years (not to exceed 24) that he has worked for the Employer (or any other affiliate of the Company). No severance is payable if Mr. Foy is terminated with Cause or voluntarily terminates his employment, or if the Employer fails to extend the term of the Agreement with Cause. If Mr. Foy is entitled to a severance payment under the Agreement, then he is also entitled to continued health insurance benefits for up to two years. Mr. Foy’s right to receive such continued health insurance benefits terminates if at any time he is eligible to receive health benefits from another company or entity.

     A termination for “Cause” is defined as a termination based upon the non-performance or willful misconduct in the performance of Mr. Foy’s duties to the Employer, or the willful misconduct of Mr. Foy amounting to moral turpitude, so as to affect his ability to adequately perform services on behalf of the Employer.
     As a condition to the receipt of the severance payment and health benefits described above, Mr. Foy must execute and comply with a “Release of Claims” with the Employer, pursuant to which Mr. Foy (i) releases all claims against the Employer and its affiliates, (ii) agrees not to make any statements that are disparaging to the Employer or any of its affiliates, and (iii) agrees not to solicit any employee of the Employer or its affiliates to terminate such person’s employment, or to assist any person or entity in the recruitment of any such person.
     John C. Kirby. A subsidiary of the Company (the “Employer”) and Mr. Kirby entered into an Employment Agreement, effective April 1, 1999. The Employment Agreement has been periodically extended, most recently on December 1, 2005, to a term ending November 30, 2007 (the Employment Agreement, as amended, is referred to below as the “Agreement”).
     The Employer may not cancel the Agreement prior to its expiration except for illness or other incapacity that continues for a period of more than six months or the non-performance of or willful misconduct by Mr. Kirby in the performance of his duties. The Employer pays Mr. Kirby a base salary (£175,000 for 2006, equivalent to $322,377 at 2006 exchange rates), which may be increased in the discretion of the Employer. Mr. Kirby is entitled to bonus compensation at such times, and in such amounts, as the Employer may determine. Under his Agreement, if Mr. Kirby is terminated without Cause or if the Employer fails to extend the term of the Agreement without Cause, he is entitled to severance, payable within 30 days following his termination, in an amount equal to the greater of the salary payable to him for the balance of the term of his Agreement or his monthly salary times the number of years (not to exceed 24) that he has worked for the Employer (or any other affiliate of the Company). “Cause,” as used in the Agreement, has the same definition as in Mr. Vaughan’s Agreement. No severance is payable if Mr. Kirby is terminated with Cause or voluntarily terminates his employment, or if the Employer fails to extend the term of the Agreement with Cause. If Mr. Kirby is entitled to a severance payment under the Agreement, then he is also entitled to continued health insurance benefits for up to two years. Mr. Kirby’s right to receive such continued health insurance benefits terminates if at any time he is eligible to receive health benefits from another company or entity.
     As a condition to the receipt of the severance payment and health benefits described above, Mr. Kirby must execute and comply with a “Compromise Agreement” with the Employer, pursuant to which Mr. Kirby releases all claims against the Employer and its affiliates and agrees not to make any statements that are disparaging to the Employer or any of its affiliates.
I. Potential Payments Upon Termination or Change in Control
     1. Payments Pursuant to Employment Agreements.
        Severance Payments and Benefits. Assuming the employment of the Company’s NEOs had been terminated on December 29, 2006, due to either the officer’s termination without

Cause (in the case of any named executive officer), the officer’s resignation for Good Reason (in the case of Messrs. Tietz and Younger), or the officer’s resignation with or without Good Reason, within the 30-day period commencing one year following an Equity Change in Control of the Company (in the case of Messrs. Tietz and Younger), as such terms are defined in the executive officers’ respective employment agreements (see “Employment Agreements,” beginning on page 13), the following individuals would have been entitled to cash payments in the following amounts, payable on the terms set forth in their respective employment agreements:

Name	Cash Severance ($)
Dennis J. Tietz	570,281
Peter J. Younger	546,632
Frank P. Vaughan	395,187
John M. Foy	505,177
John C. Kirby	614,736
     In addition, if Mr. Tietz or Mr. Younger had elected to receive the Non-Solicitation Payment (see “Employment Agreements” beginning on page 13), he would have been entitled to receive an additional $570,281 in cash severance, in the case of Mr. Tietz, or an additional $546,632 in cash severance, in the case of Mr. Younger.
     Also assuming that the employment of the NEOs had been terminated on December 29, 2006, due to either the officer’s termination without Cause (in the case of any named executive officer), the officer’s resignation for Good Reason (in the case of Messrs. Tietz and Younger), or the officer’s resignation with or without Good Reason within the 30-day period commencing one year following an Equity Change in Control of the Company (in the case of Messrs. Tietz and Younger), as such terms are defined in the executive officers’ respective employment agreements, the following individuals would have been entitled to continued health (in the case of each named executive officer) and group term-life (in the case of Messrs. Tietz and Younger) insurance benefits with the following estimated value, on the terms set forth in their respective employment agreements:

Name	Value of Insurance Benefits ($)
Dennis J. Tietz	20,214
Peter J. Younger	16,319
Frank P. Vaughan	3,795
John M. Foy	24,998
John C. Kirby	8,329
     In addition, if Mr. Tietz or Mr. Younger had elected to receive the Non-Solicitation Payment, each would have been entitled to receive continued health and group-term life insurance benefits for an additional year, with an estimated value of $20,214, in the case of Mr. Tietz, or $16,319, in the case of Mr. Younger.

     Payments Upon a Change in Control. Each of Mr. Tietz and Mr. Younger is also entitled to receive a lump-sum cash bonus upon any Change in Control of the Company, as defined in their employment agreements. The bonuses are payable no later than 30 days after the date of any Change in Control, and are equal to the officer’s average annual compensation for the five years ended the December 31 prior to the date of the event constituting a Change in Control, times three, minus one dollar. Average annual compensation for this purpose includes base salary, bonus, and, for Mr. Tietz only, certain incentive distributions. The bonus is subject to reduction if it or any other Change of Control payment or benefit would otherwise be subject to a golden parachute excise tax under Section 4999 of the Internal Revenue Code.
     Assuming that there had been a Change in Control of the Company that closed on December 29, 2006, Mr. Tietz would have been entitled to a transaction bonus of $1,747,870, and Mr. Younger would have been entitled to a transaction bonus of $1,383,495. Each of these bonuses was determined before any reduction required by their employment agreements to avoid imposition of an excise tax under Internal Revenue Code Section 4999.
     Accelerated Vesting. Each of Mr. Tietz’s and Mr. Younger’s employment agreements provides for accelerated vesting of unvested stock options and restricted shares in the event of an “Equity Change in Control,” as defined in the agreement (see “Employment Agreements” beginning on page 13) or in the event the employee qualifies for severance benefits under the agreement (see “Severance Payments and Benefits,” beginning on page 17). Assuming such a triggering event had occurred as of December 29, 2006, then each of Mr. Tietz and Mr. Younger would have been entitled to accelerated vesting of 20,000 restricted shares granted under the Company’s 2005 Equity Incentive Plan, which had a value as of such date of $311,000 (based on the December 29, 2006 closing sale price of the Company’s common shares of $15.55 per share).
     2. Accelerated Vesting of Awards Granted under the 2005 Equity Incentive Plan.
     The 2005 Plan provides that awards granted thereunder may be accelerated in certain circumstances. As of December 29, 2006, each of Messrs. Tietz and Younger had 20,000 restricted shares granted under the 2005 Plan that were unvested, and each of Messrs. Vaughan, Foy, and Kirby had 8,000 restricted shares granted under the Plan that were unvested. Pursuant to the Plan, if the employee’s employment is terminated by reason of death, “Disability,” or by the Company for reasons other than “Cause,” all such restricted shares vest, and all restrictions on the shares lapse, on the date of termination. If the employee’s employment terminates due to a “Qualified Retirement,” a portion of the unvested restricted shares held by the employee will vest, and all restrictions on such portion of shares lapse, with the portion determined by multiplying the number of unvested restricted shares awarded to the employee by a percentage, the numerator of which is equal to the number of full months of services since the date of grant and the denominator of which is 48, rounded down to the nearest whole share.
     “Disability” is defined as a mental or physical condition which, in the opinion of the compensation committee of the board, renders the employee unable or incompetent to carry out his job responsibilities held at the time such condition was incurred, and which is expected to be permanent or for an indefinite duration. “Cause” is defined as a felony conviction of the employee or the failure of the employee to contest prosecution for a felony, or the employee’s willful misconduct or dishonesty, any of which, in the judgment of the compensation committee, is harmful to the business or reputation of the Company or any of its subsidiaries or affiliates; or any material violation of the Company’s Code of Ethics or any agreement between the employee and the Company. “Qualified Retirement” is defined as any termination of employment for any reason (other than death, Disability, or an involuntary termination for Cause) if, at or immediately prior to the date of such termination, the employee is 55 years or older and the sum of the employee’s age and completed years of service as an employee of the Company or its subsidiaries or affiliates (disregarding fractions in both cases) totals 70 or more.
          If Mr. Tietz’s or Mr. Younger’s employment had been terminated on December 29, 2006 by reason of death, Disability, or by the Company for reasons other than Cause, each would have been entitled to accelerated vesting of the 20,000 restricted shares awarded to him under the 2005 Plan, which had a value as of such date of $311,000 (based on the December 29, 2006 closing sale price of the Company’s common shares of $15.55 per share). If Messrs. Vaughan’s, Foy’s, or Kirby’s employment had been terminated on December 29, 2006 by reason of death, Disability, or by the Company for reasons other than Cause, each would have been entitled to accelerated vesting of the 8,000 restricted shares awarded to him under the 2005 Plan, which had a value as of such date of $124,400. If Mr. Foy’s employment had been terminated on December 29, 2006 by reason of a Qualified Retirement, he would have been entitled to accelerated vesting of 1,936 restricted shares, with a value as of such date of $30,104.80. Messrs. Tietz, Younger, Vaughan, and Kirby would not have met the age threshold for a Qualified Retirement on December 29, 2006.
          In addition, the 2005 Plan provides that in the event of a “Change in Control” or “Potential Change in Control,” accelerated vesting of any of the restricted shares held by any of Messrs. Tietz, Younger, Vaughan, Foy, or Kirby may occur in the discretion of the compensation committee of the board. Assuming there had been a “Change in Control” or “Potential Change in Control” of the Company on December 29, 2006 and the compensation committee had elected to accelerate the vesting of all of the restricted shares awarded to such officers, the value of such restricted shares as of such date would have been $311,000, for each of Messrs. Tietz and Younger, and $124,400, for each of Messrs. Vaughan, Foy, and Kirby. For these purposes:
•	A “Change in Control” is defined as any of the following: (i) when any “person” as defined in Section 3(a)(9) of the Exchange Act and as used in Sections 13(d) and 14(d) thereof, including a “group” as defined in Section 13(d) of the Exchange Act, but excluding the Company and any subsidiary and any employee benefit plan sponsored or maintained by the Company or any subsidiary, directly or indirectly, becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), of securities of the Company representing 50% or more of the combined voting power of the Company’s then outstanding securities; provided, however, that the terms “person” and “group” shall not include any “Excluded Director,” defined as any director who, on the effective date, is the beneficial owner of or has the right to acquire an amount of stock equal to or greater than 5% of the number of shares of stock outstanding on the effective date; and provided further, however, that, unless otherwise determined by the board or any committee thereof, the terms “person” and “group” shall not include any entity or group of entities which has acquired stock of the Company in the ordinary course of business for investment purposes only and not with the purpose or effect of changing or influencing the control of the Company, or in connection with or as a participant in any transaction having such purpose or effect, as demonstrated by the filing by such entity or group of a statement on Schedule 13G (including amendments thereto) pursuant to Regulation 13D under the Exchange Act, as long as such entity or group continues to hold such stock with such investment intent; (ii) when, during any period of 12 consecutive months during the existence of the Plan, a majority of the individuals who, at the beginning of such period constitute the board, are replaced by directors whose appointment or election is not endorsed by a majority of the directors prior to the date of appointment or election; or (iii) the occurrence of a transaction requiring shareholder approval for the acquisition, consolidation, or merger of the Company by an entity other than the Company or a subsidiary, through purchase of stock or assets, by merger or otherwise, other than a transaction in which the holders of stock immediately before such transaction will, immediately following such transaction, hold both the ability to elect at least a majority of the directors of the surviving corporation and a majority of the voting power in the surviving corporation.

•	A “Potential Change in Control” means the acquisition of beneficial ownership, directly or indirectly, by any entity, person or group (other than the Company or a subsidiary or any Company employee benefit plan) of securities of the Company representing 35% or more of the combined voting power of the Company’s outstanding securities and the adoption by the board of a resolution to the effect that a Potential Change in Control of the Company has occurred for purposes of the 2005 Plan; provided, however, that a Potential Change in Control shall not be deemed to occur as a result of the acquisition of securities by the Company which, by reducing the outstanding securities of the Company, increases the securities beneficially owned by such entity, person or group to an amount representing 35% or more of the voting power of the Company’s outstanding securities (as long as such entity, person or group does not thereafter acquire any additional stock (or securities convertible or exchangeable into stock)).
J. Independent Director Compensation
     The following table sets forth information regarding the compensation received by each of the Company’s independent directors during the year ended December 31, 2006.

					Change in
					Pension Value
					and
	Fees				Nonqualified
	Earned			Non-Equity	Deferred
	or Paid in	Stock	Option	Incentive Plan	Compensation	All Other
Name	Cash ($)	Awards ($)	Awards ($)	Compensation ($)	Earnings	Compensation ($)	Total ($)
S. Nicholas Walker (1)	13,750	56,811	—	—	—	—	70,561

Robert M. Melzer (1)	16,250	66,172	—	—	—	—	82,422

Maurice Taylor (1)	13,750	57,814	—	—	—	—	71,564

Charles Tharp (2)	12,500	8,303	—	—	—	—	20,803

(1) Each of Messrs. Walker, Melzer, and Taylor earned fees for the fourth calendar of 2006. They elected to receive director’s stock units under the 2005 Plan in lieu of this cash compensation and were awarded the director’s stock units in January 2007.

(2) Mr. Tharp retired from his position as a director of the Company at the conclusion of the Company’s annual meeting held on June 8, 2006.
     Cash Compensation. For the year 2006, the Company paid each of its independent directors a $25,000 annual fee, $3,000 per board meeting attended in person ($1,000 for each board meeting attended via telephone conference facility), and an additional $1,500 per calendar quarter for serving on a committee of the board (but in no event is payment made for serving on more than three committees of the board). An additional $10,000 annual fee was paid to the Chair of the board’s audit committee. Directors are also reimbursed for the expenses they incur in attending the meetings of the board and committees thereof. Each of Messrs. Walker, Melzer, and Taylor elected to receive director’s stock units under the 2005 Plan in lieu of the cash compensation otherwise payable to him in 2006.
     Non-Employee Directors’ Equity Plan. At the 2000 annual meeting of shareholders, held January 10, 2001, the shareholders approved the Company’s Non-Employee Directors’ Equity Plan (the “Directors’ Equity Plan”). Our non-employee directors participated in the Directors’ Equity Plan in two ways, through the receipt of nonqualified stock options (“director’s options”) to acquire common shares of the Company, and by electing, in their discretion, to receive, in lieu of all or a portion of the cash compensation otherwise payable to them, an award of director’s stock units.
     The shareholders approved the reservation of 275,000 common shares for issuance upon exercise of director’s options and the settlement of director’s stock units under the Directors’ Equity Plan. The Directors’ Equity Plan expired on June 5, 2003, at the close of the 2003 annual shareholders meeting. As of June 5, 2003, 274,998 of the 275,000 common shares reserved for issuance under the terms of the Directors’ Equity Plan had been reserved for issuance upon exercise of director’s options and settlement of director’s stock units granted through that date to our independent directors.
     2005 Equity Incentive Plan. At the 2005 annual meeting of the shareholders, held April 20, 2005, the shareholders approved the 2005 Plan. Our non-employee directors participate in the 2005 Plan in two ways, through the receipt of restricted share awards and by electing, in their discretion, to receive, in lieu of all or a portion of the cash compensation otherwise payable to them, an award of director’s stock units. A restricted share award represents common shares that are issued subject to restrictions on transfer and vesting requirements as determined by the compensation committee. Unless otherwise determined by the compensation committee, no purchase price is payable for restricted shares.
     The shareholders approved the reservation of 300,000 common shares for awards under the 2005 Plan. Restricted share awards to our independent directors are limited to 1,500 shares per year. As of December 31, 2006, 9,000 (3,000 to each of our independent directors) of the 300,000 common shares reserved for issuance under the terms of the 2005 Plan had been granted as restricted share awards to our independent directors. No purchase price was payable for the restricted shares. Restricted shares awarded to an independent director vest in full on the business day next preceding the annual meeting of shareholders of Cronos at which the term of the director is to expire. Vesting is accelerated upon termination of service by reason of death, disability, or by Cronos for reasons other than cause. Accelerated vesting will also occur upon a change in control or potential change in control of Cronos, in the discretion of the compensation committee of the board. The compensation committee may also accelerate or waive restricted share awards to our independent directors based on service, performance, or such other factors and criteria as the committee may determine, in its sole discretion. Cash dividends are only paid on the restricted shares that have vested, and the director does not have the right to vote with respect to the restricted shares until the shares have vested. The director may not sell, transfer, pledge, assign or otherwise encumber the restricted shares until they have vested.
K. Compensation Committee Interlocks and Insider Participation
     Until the conclusion of the Company’s 2006 annual meeting held on June 8, 2006, the compensation committee was composed of Charles Tharp, Chairman, and Maurice Taylor and S. Nicholas Walker. Mr. Tharp was an independent director of the Company who retired from the board at the conclusion of the 2006 annual meeting. Upon Mr. Tharp’s retirement, Maurice Taylor became Chairman of the compensation committee and Robert M. Melzer joined the committee. Each of the current members of the compensation committee, Maurice Taylor, Chairman, and Robert M. Melzer and S. Nicholas Walker, are independent directors. None of the current members of the compensation committee have, or members of the committee during 2006 had, compensation committee interlocks within the meaning of Item 407(e)(4) of the SEC’s Regulation S-K.
L. Compensation Committee Report
     The following Compensation Committee Report does not constitute soliciting materials and is not considered to be filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates the Report by reference therein.
COMPENSATION COMMITTEE REPORT
     The compensation committee has reviewed and discussed the Compensation Discussion and Analysis appearing under “Executive Compensation” included in this amendment to Annual Report on Form 10-K/A with management and, based on such review and discussions, the compensation committee has recommended to the board of directors that the Compensation Discussion and Analysis be included in this amendment to Annual Report on Form 10-K/A for the year ended December 31, 2006 and the Company’s proxy statement for its 2007 annual meeting.
Respectfully submitted,
Maurice Taylor, Chairman
Robert M. Melzer
S. Nicholas Walker

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
A. Security Ownership of Certain Beneficial Owners and Management
     As of March 30, 2007, there were 7,645,673 common shares of the Company, $2 par value, issued and outstanding. The following table sets forth certain information with respect to the beneficial ownership of the Company’s common shares as of March 30, 2007, by:
-	Each person who we know beneficially owns more than 5% of our common shares;

-	Each director;

-	Each NEO; and

-	The directors and NEOs as a group.
     Unless otherwise indicated, each of the persons listed in the table has sole voting and investment power with respect to the shares shown.

	Number of		Percent of
	Shares	Right to	Shares
Name	Owned (1)	Acquire (2)	Outstanding
Blavin Parties (3)	1,529,136	0	20.0%
Steel Partners II, L.P. (4)	1,440,971	0	18.9%
GM Investment & Co Limited (5)	640,000	0	8.4%
S. Nicholas Walker (6)(7)(8)(9)(10)(11)	1,408,820	49,993	19.0%
Dennis J. Tietz (12)(13)	52,145	300,000	4.4%
Peter J. Younger(13)	24,950	0	*
Frank P. Vaughan(14)(15)	8,000	35,000	*
Robert M. Melzer (6)(7)(16)	55,371	65,086	1.6%
Maurice Taylor (6)(7)(11)	74,498	49,993	1.6%
John M. Foy (15)(17)	8,000	95,000	1.3%
John C. Kirby (15)(17)	8,000	95,000	1.3%
All directors and executive officers as a group (8 persons)	1,639,784	690,072	30.0%

*	Less than one (1) percent.

(1)	Includes common shares held beneficially by spouses, minor children or grandchildren and excludes shares that may be acquired under options, warrants or rights.

(2)	Consists of all options, warrants or rights under which persons could acquire common shares currently and within 60 days following March 30, 2007. Any securities not

(2)	outstanding which are subject to such options, warrants or rights shall be deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person, but shall not be deemed to be outstanding for the purpose of computing the percentage of the class by any other person.

(3)	According to the Schedule 13D, dated September 24, 1999, of Blavin & Company, Inc., the general partner of PWB Value Partners, L.P. (“PWB”) and Paul W. Blavin, as principal for Blavin & Company, Inc., as well as the Form 3, dated November 24, 2003, as amended November 25, 2003, of Preservation of Capital Management LLC (“PCM”), the general partner of PWB and of PWB Value Partners II, L.P. (“PWB II”), these shares are held of record by PWB, PWB II and advisory clients of Blavin & Company, Inc. Blavin & Company, Inc. is located at 7025 North Scottsdale Road, Suite 230, Scottsdale, Arizona, 85253. Mr. Blavin’s business address is 7025 North Scottsdale Road, Suite 230, Scottsdale, Arizona, 85253. PCM and Mr. Blavin, as a member of PCM, disclaim all beneficial ownership of any shares of Cronos owned by PWB or PWB II.

(4)	According to Amendment No. 5 to their Schedule 13D, dated July 1, 2004, as well as the Form 4, dated February 17, 2004, of Steel Partners II, L.P., Steel Partners, L.L.C. and Warren G. Lichtenstein, as Chairman of the Board, Chief Executive Officer, Secretary and Managing Member of Steel Partners, L.L.C., the general partner of Steel Partners II, L.P., these shares are held of record by Steel Partners II, L.P. The principal business address of Steel Partners II, L.P., Steel Partners, L.L.C. and Mr. Lichtenstein is 590 Madison Avenue, 32nd Floor, New York, New York 10022.

(5)	According to the Schedule 13G, dated December 12, 2005, of GM Investment & Co Limited and GML Limited, these shares are held of record by GM Investment & Co Limited. The principal business address of GM Investment & Co Limited and GML Limited is Suite 975, Europort, PO Box 714, Gibraltar.

(6)	Each of Messrs. Taylor, Walker, and Melzer has the right to acquire 15,000 common shares by exercising outstanding vested options on or before October 12, 2009, an additional 15,000 common shares by exercising outstanding vested options on or before January 9, 2011, an additional 15,000 common shares by exercising outstanding vested options on or before January 9, 2012, and an additional 126 common shares by exercising outstanding options on or before the date of the annual shareholder meeting in 2013.

(7)	Includes 3,000 restricted shares granted to each of Messrs. Taylor, Walker, and Melzer under The Cronos Group’s 2005 Equity Incentive Plan.

(8)	Includes 1,087,070 common shares owned directly by The Lion Fund Limited, a Cayman Islands exempted company (“LFL”) and owned indirectly by Mr. Walker. LFL is managed by York Asset Management Limited (“YAML”). Mr. Walker is the Managing Director of YAML. Mr. Walker is also a potential beneficiary of two trusts which collectively own 5% of the outstanding capital stock of LFL. Other than for his potential beneficial interest in said trusts, Mr. Walker disclaims beneficial ownership of the common shares of the Company owned by LFL except to the extent of his pecuniary interest in LFL by reason of his position as Managing Director of YAML.

(9)	Includes 249,152 common shares of the Company owned directly by York Lion Fund, L.P., a Cayman Islands limited partnership (“York Lion Fund”) and owned indirectly by Mr. Walker. The general partner of York Lion Fund is York GP, Ltd., a Cayman Islands exempted company (“York GP”). Mr. Walker is the Managing Director of York GP. Mr. Walker’s IRA owns a 0.75% interest in York Lion Fund. Mr. Walker is a beneficiary of a trust which owns an 84% interest in York Lion Fund. Other than for his beneficial interest in said IRA and said trust, Mr. Walker disclaims beneficial ownership of the common shares of the Issuer owned by York Lion Fund except to the extent of his pecuniary interest in York Lion Fund by reason of his position as Managing Director of York GP.

(10)	Includes 38,000 common shares of the Company owned directly by YorkProp Limited, a company organized under the laws of the British Virgin Islands (“YorkProp Ltd.”). Mr. Walker is a potential beneficiary of a trust which owns the parent of YorkProp Ltd. Other than for his beneficial ownership in said trust, Mr. Walker disclaims beneficial ownership in the common shares of the Company owned by YorkProp Ltd. except to the extent of his pecuniary interest in YorkProp Ltd. by reason of his position as Managing Director of YorkProp Ltd. and Managing Director of YAML (the investment manager of YorkProp Ltd.).

(11)	Includes 4,867 common shares issuable to each of Messrs. Walker and Taylor upon the settlement of director’s stock units granted under The Cronos Group’s 2005 Equity Incentive Plan.

(12)	Mr. Tietz may purchase 300,000 common shares by exercising outstanding options on or before December 10, 2008.

(13)	Includes 20,000 restricted shares granted to each of Messrs. Tietz and Younger under The Cronos Group’s 2005 Equity Incentive Plan.

(14)	Mr. Vaughan may purchase 25,000 common shares by exercising outstanding options on or before February 3, 2010 and an additional 10,000 common shares by exercising outstanding options on or before January 8, 2011.

(15)	Includes 8,000 restricted shares granted to each of Messrs. Vaughan, Foy, and Kirby under The Cronos Group’s 2005 Equity Incentive Plan.

(16)	Includes 14,127 common shares issuable upon the settlement of director’s stock units granted to Mr. Melzer under The Cronos Group’s Non-Employee Directors’ Equity Plan and 5,833 common shares issuable upon the settlement of director’s stock units granted to Mr. Melzer under The Cronos Group’s 2005 Equity Incentive Plan.

(17)	Messrs. Foy and Kirby may each purchase 80,000 shares by exercising outstanding options on or before February 3, 2010, and an additional 15,000 shares by exercising outstanding options on or before January 8, 2011.
B. Equity Compensation Plan Information
     The following table provides information, as of December 31, 2006, concerning our common shares that may be issued upon exercise of options, settlement of stock units, or vesting of restricted share awards granted to the Company’s officers, employees, and independent directors under our existing equity compensation plans, including the Company’s 1999 Stock Option Plan, the Directors’ Equity Plan, the 2005 Plan, and individual compensation plans. Both the 1999 Stock Option Plan and Directors’ Equity Plan have been fully implemented; no further grants of options or stock units may be made thereunder.

(a)
	Number of Common		(b)
	Shares to be		Weighted-Average
	Issued Upon		Exercise/Conversion
	Exercise/Conversion		Price of	(c)
	of Outstanding		Outstanding	Number of Securities
	Options, StockUnits,		Options, Stock	Remaining Available for
	Warrants		Units, Warrants and	Issuance under Equity
Plan Category	and Rights (1)(2)		Rights (1)(2)	Compensation Plans (3)
Equity Compensation Plans Approved by Shareholders	561,032	(4)	$4.318	202,473 (5)

Equity Compensation Plans Not Approved by Shareholders	500,000	(6)(7)	$4.375	0

Total:	1,061,032			202,473 (5)

(1) Includes outstanding SARs on “share units,” which are described in note (7) below.

(2) Under the Company’s Directors’ Equity Plan and 2005 Plan, participating non-employee directors could elect to convert their cash compensation, as director, into “director’s stock units.” The number of director’s stock units received by a director under the Directors’ Equity Plan or the 2005 Plan equals the cash compensation he elected to receive in the form of director’s stock units, multiplied by 125%, with the resultant product divided by the average of the fair market value of a share of the Company’s common shares, determined for the 20 trading days immediately preceding the date that the cash compensation would otherwise have been payable to the director. Column (a) includes the number of common shares into which electing directors’ stock units are convertible, and column (b) includes the weighted-average price of the common shares awarded to participating directors at the time of grant of their director’s stock units.
(3) Excluding common shares reflected in column (a).
(4) Includes options to purchase 320,000 common shares granted under the Company’s 1999 Stock Option Plan, 149,505 shares reserved for issuance upon exercise of director’s options and the settlement of director’s stock units granted under the Directors’ Equity Plan, and 91,527 restricted shares awarded under the 2005 Plan.
(5) 202,473 common shares remain available for future issuance as either restricted shares, or, for our independent directors, director’s stock units, under the Company’s 2005 Plan as of December 31, 2006.
(6) Includes 300,000 common shares reserved for issuance upon exercise of an option granted to Dennis J. Tietz in December 1998 upon his appointment as the Chief Executive Officer of the Company. The option vested upon grant. The exercise price of the shares subject to the option is $4.375 per share, the closing price of the common shares of the Company on December 11, 1998, the date of the grant. The term of the option is ten years, and may be exercised, in whole or in part, at any time from the date of grant. As of December 31, 2006, the option had not been exercised.
(7) Includes SARs on 200,000 “share units” granted to Peter J. Younger, the President and Chief Operating Officer of the Company, on October 13, 1999. A “share unit” is defined as the equivalent of one common share of the Company. The share units are redeemable only for cash, not for common shares of the Company. The share units were granted to Mr. Younger at a grant price of $4.375 per share unit, the equivalent exercise price of the common shares subject to the option granted to Mr. Tietz, described in note (6) above. The share units expire if not exercised on December 10, 2009. The grant of share units to Mr. Younger does not entitle him to exercise any rights as a shareholder of the Company. As of December 31, 2006, no share units had been redeemed.
Item 13 — Certain Relationships and Related Transactions
     None.
Item 14 — Principal Accountant Fees and Services
     Audit Fees. The aggregate fees charged by Deloitte and its affiliate, Deloitte & Touche LLP (collectively, “Deloitte & Touche”), for professional services required for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2006 and 2005 and the reviews of the interim financial statements included in the Company’s Forms 10-Q for 2006 and 2005 were $648,000 (2006) and $550,000 (2005).

     Audit-Related Fees. The aggregate audit related fees charged by Deloitte & Touche for the fiscal years ended December 31, 2006 and 2005 were $28,000 (2006) and $148,000 (2005).
     Tax Fees. The aggregate fees charged by Deloitte & Touche for tax compliance, tax advice, and tax planning services for the fiscal years ended December 31, 2006 and 2005 were $64,497 (2006) and $73,000 (2005). The services rendered included tax advisory and tax preparation services.
     All Other Fees. The aggregate fees charged by Deloitte & Touche for services provided in connection with the Assets Sale process were $87,000 for the fiscal year ended December 31, 2006. No other services were provided to the Company by Deloitte & Touche for the fiscal year ended December 31, 2005.
     Fiduciaire Probitas. The fee charged by Fiduciaire Probitas for its statutory auditing services required for its report on the Company’s unconsolidated financial statements for the fiscal years ended December 31, 2006 and 2005 was €7,600 (at 2006 exchange rates, approximately $9,600) (2006) and €6,800 (at 2005 exchange rates, approximately $8,364) (2005).
     As set forth in the charter of the audit committee of the board, the audit committee is to pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent auditors, subject to certain permitted de minimis exceptions for non-audit services. The audit committee followed such procedures with respect to the approval of the audit and permitted non-audit services described above, without reliance on the de minimis exceptions for non-audit services. A copy of the audit committee charter is also available at www.cronos.com.
PART IV
Item 15 — Exhibits and Financial Statement Schedules
Other Exhibits
31.1	Rule 13a-14 Certification

31.2	Rule 13a-14 Certification

32.1	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CRONOS GROUP

Date: April 27, 2007	By:	/s/ DENNIS J. TIETZ
Dennis J. Tietz
Chairman of the Board and
Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

By	/s/ DENNIS J. TIETZ	Chairman of the Board and	April 27, 2007
	Dennis J. Tietz	Chief Executive Officer
(Principal Executive Officer)

By	/s/ PETER J. YOUNGER	Director, President and	April 27, 2007
	Peter J. Younger	Chief Operating Officer

By	/s/ FRANK P. VAUGHAN	Chief Financial Officer	April 27, 2007
	Frank P. Vaughan	(Principal Financial and
Accounting Officer)

By	/s/ MAURICE TAYLOR	Director	April 27, 2007
Maurice Taylor

By	/s/ STEPHEN NICHOLAS WALKER	Director	April 27, 2007
Stephen Nicholas Walker

By	/s/ ROBERT M. MELZER	Director	April 27, 2007
Robert M. Melzer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Rule 13a-14 Certification
31.2	Rule 13a-14 Certification
32.1	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002