Form 10-Q
period 2007-03-31
CRONOS GROUP
filed 2007-05-09
CIK 919869

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2007
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
Large accelerated filer ☐                    Accelerated filer ☐                    Non- accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) YES ☐ NO ☑
     The number of Common Shares outstanding as of May 7, 2007:

Class	Number of Shares Outstanding

Common	7,645,673

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
     The December 31, 2006, balance sheet was derived from audited financial statements but does not include all disclosures required by US GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading.
     These condensed unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K.
     The information in this Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the securities laws. These forward-looking statements reflect the current view of the Group with respect to future events and financial performance and are subject to a number of risks and uncertainties, many of which are beyond the Group’s control. All statements, other than statements of historical facts included in this report, regarding the Group’s strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of the Group are forward-looking statements. When used in this report, the words “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. All forward-looking statements speak only as of the date of this report. The Group does not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

The Cronos Group
Condensed Unaudited Consolidated Statements of Income and Comprehensive Income
(US dollar amounts in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2007	2006

Gross lease revenue	$35,722	$35,264
Equipment trading revenue	925	1,726
Commissions, fees and other income:
- Related parties	160	203
- Unrelated parties	1,266	987

Total revenues	38,073	38,180

Direct operating expenses	3,909	5,107
Payments to Managed Container Programs:
- Related parties	15,314	12,459
- Unrelated parties	6,947	7,799
Equipment trading expenses	750	1,572
Depreciation and amortization	2,964	2,950
Selling, general and administrative expenses	5,658	5,134
Interest expense	1,808	1,644

Total expenses	37,350	36,665

Income before income taxes and equity in earnings of affiliate	723	1,515
Income taxes	(145)	(227)
Equity in earnings of unconsolidated affiliate	1,725	1,271

Net income	2,303	2,559
Other comprehensive (loss) income:
- change in fair value of derivatives held by affiliate, net of tax	(285)	516

Comprehensive income	$2,018	$3,075

Basic net income per common share	$0.30	$0.34

Diluted net income per common share	$0.28	$0.32

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

The Cronos Group
Condensed Unaudited Consolidated Balance Sheets
(US dollar amounts in thousands, except per share amounts)

	March 31,	December 31,
	2007	2006
Assets
Cash and cash equivalents	$8,789	$8,498
Restricted cash	—	250
Amounts due from lessees, net	32,189	30,913
Amounts receivable from Managed Container Programs	2,224	3,033
New container equipment for resale	42,041	35,131
Net investment in direct financing leases	11,482	12,222
Investments in unconsolidated affiliates	46,900	43,710
Container equipment, net	111,562	113,081
Other equipment, net	582	632
Goodwill	11,038	11,038
Other intangible assets, net	111	157
Current and deferred income taxes	447	282
Other assets	3,913	4,252

Total assets	$271,278	$263,199

Liabilities and shareholders’ equity
Amounts payable to Managed Container Programs	24,792	24,171
Amounts payable to container manufacturers	43,767	34,809
Direct operating expense payables and accruals	3,965	4,821
Other amounts payable and accrued expenses	6,427	7,381
Debt and capital lease obligations	93,651	95,875
Deferred income taxes	3,656	3,650
Deferred income and unamortized acquisition fees	7,449	7,005

Total liabilities	183,707	177,712

Shareholders’ equity
Common shares issued (7,678,073 shares)	15,356	15,356
Additional paid-in capital	42,555	42,489
Common shares held in treasury (112,000 shares)	(297)	(297)
Accumulated other comprehensive income	320	605
Restricted retained earnings	1,832	1,832
Retained earnings	27,805	25,502

Total shareholders’ equity	87,571	85,487

Total liabilities and shareholders’ equity	$271,278	$263,199

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

The Cronos Group
Condensed Unaudited Consolidated Statements of Cash Flows
(US dollar amounts in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2007	2006 (restated)

Net cash provided by (used in) operating activities	$4,383	$(1,968)

Cash flows from investing activities
Purchase of container and other equipment	(1,039)	(11,948)
Investment in unconsolidated affiliate	(1,750)	(2,000)
Investment in equipment acquired for direct financing lease	—	(134)
Proceeds from sales of container and other equipment	1,264	1,825
Restricted cash	250	3,515

Net cash used in investing activities	(1,275)	(8,742)

Cash flows from financing activities
Proceeds from issuance of term debt	—	14,417
Repayments of term debt and capital lease obligations	(2,287)	(3,721)
Dividend paid	(530)	(518)
Proceeds from issuance of common stock	—	519

Net cash (used in) provided by financing activities	(2,817)	10,697

Net increase (decrease) in cash and cash equivalents	291	(13)
Cash and cash equivalents at beginning of period	8,498	15,829

Cash and cash equivalents at end of period	$8,789	$15,816

Supplementary disclosure of cash flow information:
Cash paid during the period for:
- interest	$1,672	$1,375
- income taxes	256	328
Cash received during the period for:
- interest	24	5
Non-cash activities:
- container equipment acquired under capital lease	—	4,025
- container equipment transferred to direct financing leases	28	—
The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

The Cronos Group
Condensed Unaudited Consolidated Statement of Shareholders’ Equity
(US dollar amounts in thousands, except per share amounts)
Three months ended March 31, 2007

				Accumulated
		Additional	Common	other	Restricted		Total
	Common	paid-in	shares held	comprehensive	retained	Retained	shareholders’
	shares	capital	in treasury	income	earnings	earnings	equity
Balance, January 1, 2007	$15,356	$42,489	$(297)	$605	$1,832	$25,502	$85,487
Net income						2,303	2,303
Other comprehensive loss				(285)			(285)
Stock based compensation		66					66

Balance, March 31, 2007	$15,356	$42,555	$(297)	$320	$1,832	$27,805	$87,571

Three months ended March 31, 2006

				Accumulated
		Additional	Common	other	Restricted		Total
	Common	paid-in	shares held	comprehensive	retained	Retained	shareholders’
	shares	capital	in treasury	income	earnings	earnings	equity
Balance, January 1, 2006	$15,040	$43,807	$(297)	$880	$1,832	$16,275	$77,537
Net income						2,559	2,559
Issue of common shares	227	325					552
Declaration of dividend		(8)					(8)
Other comprehensive income			516				516
Stock based compensation		40					40

Balance, March 31, 2006	$15,267	$44,164	$(297)	$1,396	$1,832	$18,834	$81,196

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
     The condensed unaudited consolidated statement of cash flows for the three months ended March 31, 2006, has been restated to reflect a reclassification of $3.5 million from investing activities to operating activities. During the period ended March 31, 2006, Cronos classified a $3.5 million payment to purchase loan notes, acquired in connection with a litigation settlement, as an investing activity. In the second calendar quarter of 2006, the Group determined that the payment to acquire the loan notes should be stated as an operating cash flow rather than as an investing cash flow. This change was made to the condensed unaudited consolidated statement of cash flows for the six months ended June 30, 2006, and was reflected as such in all other periods in 2006.
     The following is a reconciliation between the restated condensed unaudited consolidated statement of cash flows for the three months ended March 31, 2006, and the statement as previously reported.

	Three Months Ended
	March 31, 2006
	Operating	Investing
US dollar amounts in thousands	activities	activities

Previously reported	$1,542	$(12,252)
Reclassification	(3,510)	3,510

Restated	($1,968)	$(8,742)

     All references contained herein to currency amounts are in US dollars unless specifically stated otherwise.
1. Proposed sale of the Company’s assets
     Cronos announced on February 28, 2007, the proposed sale of the Company’s assets to CRX Acquisition Ltd. (“CRX”), an affiliate of Fortis Bank S.A. / N.V. (“Fortis”). The Fortis group of companies includes the Company’s lead lender and partner in a joint venture container funding program (the “Joint Venture Program”). The Company reported the proposed sale in its Form 8-K report of March 2, 2007. Consummation of the transaction requires the approval of Cronos’ shareholders, which will be sought at the Company’s 2007 annual meeting. The proxy statement for that meeting will contain detailed disclosures regarding the transaction. As proposed, the transaction consists of the sale of all of the Company’s assets to CRX and the assumption by CRX of all of the Company’s liabilities, for a cash payment of $133,700,000, an amount sufficient to generate a liquidating distribution to the Company’s shareholders of $16.00 per share, without interest, and subject to any required withholding of taxes. In connection with the proposed sale, the Company proposes to submit to its shareholders a plan of liquidation, providing for the liquidation of the Company promptly after sale of its assets to CRX and CRX’s assumption of the Company’s liabilities. If approved by the Company’s shareholders, and the transaction closes, the Company intends to liquidate and dissolve, and its business will be continued by CRX as a private company. The management of Cronos intend to continue as the management of CRX, and members of the senior management of Cronos plan to acquire an equity interest in the purchaser. The Company anticipates a closing of the transaction in the summer of 2007.

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
Segment information is provided in the tables below:

		US
	Joint	Limited	Private
	Venture	Partnership	Container	Owned
US dollar amounts in thousands	Program	Programs	Programs	Containers	Total
Three months ended March 31, 2007
Items directly attributable to segments:
- gross lease revenue	$15,627	$3,771	$9,063	$7,261	$35,722
- direct operating expenses	(1,285)	(537)	(1,427)	(660)	(3,909)

net lease revenue	14,342	3,234	7,636	6,601	31,813
- direct financing lease income	—	—	—	395	395
- payments to Managed Container Programs	(13,124)	(2,190)	(6,947)	—	(22,261)
- container depreciation	—	—	—	(2,847)	(2,847)
- container interest expense	—	—	—	(1,808)	(1,808)

Segment profit	$1,218	$1,044	$689	$2,341	$5,292

Segment assets at end of period	$63,660	$5,659	$10,715	$191,244	$271,278

		US
	Joint	Limited	Private
	Venture	Partnership	Container	Owned
US dollar amounts in thousands	Program	Programs	Programs	Containers	Total
Three months ended March 31, 2006
Items directly attributable to segments:
- gross lease revenue	$11,507	$4,854	$10,859	$8,044	$35,264
- direct operating expenses	(1,053)	(825)	(2,173)	(1,056)	(5,107)

net lease revenue	10,454	4,029	8,686	6,988	30,157
- direct financing lease income	—	—	—	402	402
- payments to Managed Container Programs	(9,559)	(2,900)	(7,799)	—	(20,258)
- container depreciation	—	—	—	(2,832)	(2,832)
- container interest expense	—	—	—	(1,643)	(1,643)

Segment profit	$895	$1,129	$887	$2,915	$5,826

Segment assets at end of period	$46,994	$9,182	$11,395	$205,516	$273,087

The Cronos Group
Notes to the Condensed Unaudited Consolidated Financial Statements
Reconciliation of total segment profit to income before income taxes and equity in earnings of unconsolidated affiliate:

	Three Months Ended
	March 31,
US dollar amounts in thousands	2007	2006

Segment profit	$5,292	$5,826
Equipment trading revenue	925	1,726
Unallocated commissions, fees and other operating income	989	685
Interest income	42	103
Equipment trading expenses	(750)	(1,572)
Amortization of intangible assets	(47)	(47)
Non container depreciation	(70)	(71)
Selling, general and administrative expenses	(5,658)	(5,134)
Non container interest expense	—	(1)

Income before income taxes and equity in earnings of affiliate	$723	$1,515

Reconciliation to total revenues:

	Three Months Ended
	March 31,
US dollar amounts in thousands	2007	2006

Revenues directly attributable to segments:
- gross lease revenue	$35,722	$35,264
- direct financing lease income	395	402

	36,117	35,666
Other revenues:
- equipment trading revenue	925	1,726
- unallocated commissions, fees and other operating income	989	685
- other interest income	42	103

Total revenues	$38,073	$38,180

The Group recorded equity in the earnings of the Joint Venture Program of $1.7 million and $1.3 million for the three month periods ended March 31, 2007 and 2006, respectively.

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
4.	Stock-Based Compensation
     Under Statement of Financial Accounting Standards (“SFAS”) No. 123R — “Share-Based Payment” (“SFAS 123R”) the Group is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Compensation cost is recognized over the requisite service period. Under SFAS 123R the Group elected to apply the ‘modified prospective application’ method of adoption. Under this method, SFAS 123R will apply to all new awards granted, and to existing awards that are modified, repurchased or cancelled.
     In the three months ended March 31, 2007, the Group had the following stock based compensation activity:
     i. In January 2007, a total of 3,586 directors stock units were awarded to non-employee directors under the 2005 equity incentive plan (“Equity Incentive Plan”) in lieu of compensation that had been earned by the non-employee directors for the fourth calendar quarter of 2006.
     ii. Compensation expense of $0.1 million was recognized for non-vested shares that had been awarded under the Equity Incentive Plan in prior periods.
5.	Income taxes
     On January 1, 2007, the Group adopted FIN No. 48 — “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 — “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement methodology for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.
     At March 31, 2007, the total amount of unrecognized tax benefits were immaterial. The total amount of unrecognized tax benefits would have no impact on the effective tax rate if they were to be recognized. There were no unrecognized tax benefits as a result of tax positions taken during prior periods.
     The Group does not believe that it has taken tax positions where it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within twelve months of the reporting date.
     Tax years that remain subject to examination by major tax jurisdictions are as follows:
•	United Kingdom — 2005 and 2006;

•	Sweden — 2006; and,

•	USA — 2003 to 2006.
     The Group has elected to classify any penalties or interest arising because of an underpayment of taxes as a component of interest expense and the potential amount of such charges was not material for the three months ending March 31, 2007.

The Cronos Group
Notes to the Condensed Unaudited Consolidated Financial Statements
6.	Earnings per common share
The components of basic and diluted net income per share were as follows (US dollar amounts are in thousands, except per share amounts):

	Three Months Ended
	March,
	2007	2006

Net income available for common shareholders	$2,303	$2,559

Average outstanding shares of common stock	7,566,073	7,486,714
Dilutive effect of:
- 1998 stock option	216,223	197,344
- 1999 stock option plan	214,799	212,562
- non-employee directors’ equity plan	112,693	109,247
- 2005 equity incentive plan	95,167	48,700

Common stock and common stock equivalents	8,204,955	8,054,567

Basic net income per share	$0.30	$0.34

Diluted net income per share	$0.28	$0.32

The Cronos Group
Notes to the Condensed Unaudited Consolidated Financial Statements
7.	Container and other equipment
The activity in container equipment for the three months ended March 31, 2007, and the year ended December 31, 2006, was:
US dollar amounts in thousands

Cost
Balance, December 31, 2005	$197,481
Additions	25,036
Disposals	(51,319)

Balance, December 31, 2006	$171,198
Additions	2,619
Disposals	(3,093)

Balance, March 31, 2007	$170,724

Accumulated depreciation
Balance, December 31, 2005	$75,493
Depreciation expense	11,374
Disposals	(28,750)

Balance, December 31, 2006	$58,117
Depreciation expense	2,847
Disposals	(1,802)

Balance, March 31, 2007	$59,162

Book value
March 31, 2007	$111,562

December 31, 2006	$113,081

     The Group reviews the carrying value of its Owned Container equipment when changes in circumstances require consideration as to whether the carrying value of the equipment may have become impaired, pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Management considers assets to be impaired if the carrying value of the asset exceeds the future projected cash flows from use and eventual disposition (undiscounted and without interest charges). When impairment is deemed to exist, the assets are written down to fair value. The Group periodically evaluates future cash flows and potential impairment of its fleet by container type rather than for each individual container. Therefore, future losses could result for individual container dispositions due to various factors including age, condition, suitability for continued leasing, movements in foreign exchange rates, as well as geographic location of the containers. In addition, management judgment is required in estimating future cash flows from container operations. Accordingly, the estimates may not be indicative of the amounts that may be realized in future periods. No impairment was deemed to exist at March 31, 2007.
     Other equipment was net of accumulated depreciation of $2.3 million and $2.2 million on March 31, 2007, and December 31, 2006, respectively. The Group recorded depreciation expense for other equipment of $70 and $71 for the three months ended March 31, 2007 and 2006, respectively.

The Cronos Group
Notes to the Condensed Unaudited Consolidated Financial Statements
8.	Investments in related parties
     Investments take two primary forms:
     Under the first form, the Group has a 50% equity investment in an entity known as the Joint Venture Program, or CF Leasing Ltd. The Joint Venture Program is a container purchase entity that was established in 2002 to acquire and lease marine cargo containers to third parties. It is a bankruptcy-remote, special purpose entity organized under the laws of Bermuda. Its objective is to generate income for distribution to the equity holders or for reinvestment in additional equipment and to realize the residual value of the container equipment at the end of its useful economic life. The Joint Venture Program is accounted for using the equity method. The Group has determined that the Joint Venture Program is not a variable interest entity as defined by Interpretation No. 46 Revised — “Consolidation of Variable Interest Entities” (“FIN 46R”). At March 31, 2007 and December 31, 2006, respectively, the Joint Venture Program had total assets of $403.8 million and $368.9 million, and total liabilities of $310.1 million and $281.5 million. For the three month periods ended March 31, 2007 and 2006, the Joint Venture Program reported total revenues of $14.4 million and $10.6 million and net income of $3.5 million and $2.5 million, respectively. At March 31, 2007 and December 31, 2006, the carrying value of the Group’s investment in the Joint Venture Program approximated its underlying equity in the net assets of the program. The maximum exposure for Cronos to losses as a result of its involvement with the Joint Venture Program at March 31, 2007 and December 31, 2006, was $47.3 million and $44.1 million, respectively, representing the total of its equity investment in the Joint Venture Program and the management fees due to Cronos from the program.
     At March 31, 2007 and December 31, 2006, the retained earnings of the Group represented by unremitted retained earnings of the Joint Venture Program were $16.7 million and $15.3 million, respectively. The unremitted retained earnings attributable to Cronos are included in the carrying value of the investment in the Joint Venture Program at each balance sheet date.
     Under the second form, the investments comprise the Group’s equity interests as a general partner in six US Limited Partnership Programs at the balance sheet date. In accordance with FIN 46R, Cronos has determined that the six Limited Partnerships qualify as variable interest entities. In each case, Cronos has concluded that neither the Company, nor any of its subsidiaries, is the primary beneficiary of any US Limited Partnership Program.
     The partnerships are all California limited partnerships managed by Cronos Capital Corp., the general partner and a subsidiary of the Company. Since 1979, sixteen public limited partnerships and two private limited partnerships raised $493 million from over 37,500 investors. Twelve of the original eighteen partnerships have been dissolved at the balance sheet date.
     These general partner investments are accounted for using the equity method. In the case of each program, the investment from the Group comprises a nominal general partner capital contribution of one thousand US dollars, representing total Cronos contributions of six thousand dollars. Earnings in respect of the equity interests in the US Limited Partnership Programs attributable to the one thousand dollar general partner capital contribution were immaterial at March 31, 2007, and December 31, 2006, respectively, and were reported as a deduction from “Payments to Managed Container Programs” rather than “Equity in earnings of unconsolidated affiliates” due to their immateriality.
     The objectives of the partnerships are to invest in marine cargo containers, to generate continuing income for distribution to the limited partners, and to realize the residual value of the container equipment at the end of its useful economic life or upon the dissolution of the individual partnerships. At March 31, 2007 and December 31, 2006, respectively, the US Limited Partnership Programs had total assets of $61 million and $66.4 million, and total liabilities of $2.2 million and $2.9 million. For the three month periods ended March 31, 2007 and 2006, the US Limited Partnership Programs reported total revenues of $4.4 million and $5.4 million, and net income of $0.6 million and $1 million, respectively. The general partner is indemnified by the partnerships for any liabilities suffered by it arising out of its activities as general partner, except in the case of misconduct or negligence. As a limited partnership, the limited partners may not be assessed for additional capital contributions, and it is possible that the general partner could be liable if the assets of the partnerships are not sufficient to pay their liabilities. However, the Group considers that the risk of any such loss is not material. Therefore, the maximum exposure for Cronos to losses as a result of its involvement with the US Limited Partnership Programs at March 31, 2007 and December 31, 2006, was $1.8 million and $2.1 million, respectively, representing the total amount due for management fees and other items from the partnerships.

The Cronos Group
Notes to the Condensed Unaudited Consolidated Financial Statements
9.	Other intangible assets
     Other intangible assets were net of accumulated amortization of $2 million and $1.9 million at March 31, 2007, and December 31, 2006, respectively.
10.	Debt and capital lease obligations
     Debt and capital lease obligations are secured by container equipment and include amounts due within twelve months of $17.4 million and $13.5 million at March 31, 2007 and December 31, 2006, respectively. Interest rates under these facilities range from 5.6% to 7.4%, and they extend to various dates through to 2016.
     All of the debt and capital lease facilities involve agreements between subsidiaries of the Company and financial institutions. The Company has provided parent company guarantees for all $93.7 million of the outstanding debt and capital lease facilities which provide that, in the event of a default by the subsidiary, the Company will pay all amounts due under the agreements as they fall due. Based on March 2007 interest rates, the maximum potential amount of future payments for the guaranteed debt and capital lease facilities is $112.8 million. At March 31, 2007, the fair value of the debt approximated the carrying value. The estimate of fair value was based on borrowing rates currently available to the Group for debt with similar terms and average maturities. The debt and capital lease facilities are secured by container equipment. The Group receives free and clear title to the collateralized container equipment once all payments due under a facility have been made. In the event that the Group cannot make the payments due under a debt or capital lease obligation facility, the financial institution is entitled to recover the collateralized equipment and either use the related cash flows or sell the equipment and take the sale proceeds to discharge outstanding obligations of the Company. The Company considers that the cash flows and / or sales proceeds that would be generated by the collateralized equipment would be sufficient to cover outstanding obligations.
11.	Commitments and contingencies
i.	Commitments
     At March 31, 2007, the Group had outstanding orders to purchase $60.8 million of container equipment.
ii.	Parent Guarantee under Agreements with Private Container Programs
     The Company has provided parent guarantees for certain agreements between wholly-owned subsidiaries of the Company and Private Container Programs. The agreements are in the form of a master lease and provide that the subsidiary companies will make payments to the Private Container Programs based on rentals collected after deducting direct operating expenses and the income earned by the subsidiary company for managing the containers. The subsidiary company is not liable to make payments to the Private Container Program if the containers are not placed on a lease or if a lessee fails to pay the lease rentals.
     At each financial statement date, the amounts due under each such agreement are recorded as a liability and disclosed under amounts payable to Managed Container Programs. The aggregate amount payable at March 31, 2007, was $3.9 million. The terms of the guarantees generally obligate the Company to ensure payments and other obligations of the subsidiary companies are performed on a timely basis and in accordance with the terms of the agreement.
     The agreements with the Private Container Programs expire between 2007 and 2015. Should a default occur, the Company would be required to make the contracted payments on behalf of the subsidiary companies over the remaining term of the agreements or until such time as the default was remedied. Based on the $2 million earned by the relevant Private Container Programs in the first quarter of 2007, the Company estimates that the maximum amount of future payments for rentals collected after deducting direct operating expenses and the income earned for managing the containers would be $21.2 million. The fair value of the estimated amount of maximum future payments is $18.5 million. No liability has been recorded for the future payments.

The Cronos Group
Notes to the Condensed Unaudited Consolidated Financial Statements
iii.	Guarantees under fixed non-cancellable operating leases
     Certain subsidiaries of the Group have fixed operating lease agreements for container equipment with Private Container Programs. The Company has provided parent company guarantees for the $13.4 million of minimum future lease payments outstanding under these agreements at March 31, 2007. The agreements provide that, in the event of a default by the subsidiary, the Company will pay all amounts due under the agreements as they fall due. The agreements contain purchase options which allow the Group to acquire the containers, usually after a period of seven to ten years. As of March 31, 2007, the future minimum annual lease payments under the non-cancellable operating leases were:
US dollar amounts in thousands

April 1 to December 31, 2007	$1,871
2008	4,496
2009	1,298
2010	5,743

Total	$13,408

iv.	Agreements with Private Container Programs — early termination options
     Approximately 53% (based on original equipment cost) of the agreements with Private Container Programs contain early termination options, whereby the container owner may terminate the agreement if certain performance thresholds are not achieved. At March 31, 2007, approximately 39% (based on original equipment cost) of total agreements with Private Container Programs were eligible for early termination. On January 8, 2007, one of the Private Container Programs, representing 6% (based on original equipment cost) of total Agreements with Private Container Programs, notified the Group that it was terminating its Agreement as certain performance thresholds had not been achieved. This early termination is not expected to have a material impact on the financial condition or the results of operations of the Group. Cronos believes that early termination of the remaining 33% of eligible Agreements by the Private Container Programs is unlikely.
v.	Agreements with Private Container Programs — change of control provisions
     Approximately 41% (based on original equipment cost) of the containers subject to agreements with Private Container Programs provide that a change in ownership of the Group, or certain subsidiaries, without the prior consent of the container owner, may constitute an event of default under the agreement. In substantially all of these agreements, the consent of the container owners may not be unreasonably withheld. In the event that consent is not obtained, the container owners may require the Group, or certain subsidiaries, to transfer possession of 34% of the containers under management to another equipment manager. Such transfer of possession may result in the Group incurring certain costs. The remaining 7% of total agreements can elect for the Group, or certain subsidiaries, to purchase the equipment pursuant to the terms of their respective agreements, generally at a stipulated percentage (determined by age of the equipment) of the original cost of the equipment.
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
     As the Company reported in its Form 8-K report filed with the SEC on March 9, 2007, an action titled Alan Kahn v. Dennis J. Tietz et. al. was filed on March 2, 2007, in the Superior Court of the State of California in and for the County of San Francisco against the Company, the members of the Company’s board of directors, and CRX.
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
12.	Related party transactions
     The Group had the following related party transactions:
     i. In the three months ended March 31, 2007, the Group sold $0.1 million of container equipment to a US Limited Partnership Program.
     ii. In the three months ended March 31, 2007, the Group sold $42.8 million of container equipment to the Joint Venture Program.
     iii. Amounts receivable from Managed Container Programs includes amounts due from related parties of $2.2 million and $3 million at March 31, 2007 and December 31, 2006, respectively.
     iv. Amounts payable to Managed Container Programs include amounts payable to related parties of $16.7 million and $16 million at March 31, 2007 and December 31, 2006, respectively.
     Other related party transactions with the Joint Venture Program and with the US Limited Partnership Programs are disclosed in the condensed unaudited consolidated statements of income and comprehensive income herein.
13.	Significant accounting policies and estimates
     Significant accounting policies are those that reflect significant judgments or uncertainties, and potentially may lead to materially different results under different assumptions and conditions. Management has identified the following significant accounting policies that should be read in conjunction with the Group’s 2006 consolidated financial statements on Form 10-K:
•	Container equipment — depreciable lives;

•	Container equipment — valuation;

•	Deferred taxation;

•	Allowance for doubtful accounts;

•	Goodwill; and,

•	Reporting lease revenue on a gross basis for Managed Container Programs.

The Cronos Group
Notes to the Condensed Unaudited Consolidated Financial Statements
14.	New accounting pronouncements
     In September 2006, the FASB issued SFAS No. 157 — “Fair Value Measurements” (“SFAS 157”). SFAS 157 is effective for financial statements for fiscal years beginning after November 17, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged, providing no financial statements have yet been issued during the fiscal year. SFAS 157 defines fair value, the methods used to measure fair value and will require expanded disclosures about fair value measurements. Cronos will adopt SFAS 157 on January 1, 2008, and adoption is not expected to have a significant impact on the financial position or result of operations of the Group.
     In September 2006, the FASB issued FASB Staff Position No. AUG AIR-1 (“FSP”) which addresses the accounting for planned major maintenance activities and is effective for fiscal years beginning after December 15, 2006, although earlier adoption was permitted as of the beginning of an entity’s fiscal year. The guidance in the FSP shall be applied retrospectively for all financial statements presented, unless it is impracticable to do so. This FSP amends certain provisions in the AICPA Industry Audit Guide, “Audits of Airlines” and APB Opinion No. 28, “Interim Financial Reporting”. The FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. Cronos adopted the FSP on January 1, 2007, and adoption has not had a significant impact on the financial position or result of operations of the Group.
     In February 2007, the FASB issued SFAS No. 159 — “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 is effective for financial statements for fiscal years beginning after November 15, 2007, with early adoption permitted provided the entity also elects to apply SFAS 157. SFAS 159 permits all entities to choose, at specified election dates, to measure eligible items at fair value. Cronos will adopt SFAS 159 on January 1, 2008, and does not expect adoption to have a material impact on the financial position or the results of operations of the Group.

The Cronos Group
     Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of the Group’s financial condition and results of operations should be read in conjunction with the Company’s latest Annual Report on Form 10-K and the financial statements and the notes thereto appearing elsewhere in this report.
     Introduction
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
     Funding Overview
     The ability of the Group to add new equipment to both its owned and managed fleets was one of the main reasons for its growth and profitability in recent years. Cronos recognizes that the structure of its funding base and its ability to secure competitively priced funding from third parties in order to expand its container fleet is crucial to its future growth and profitability.
     Owned Containers
     The primary debt facilities include financial covenants that must be met on a quarterly basis and measure minimum tangible net worth, the maximum level of debt and capital lease obligations to tangible net worth and interest expense coverage. At March 31, 2007, the Group was in compliance with these covenants. The breach of a covenant constitutes an event of default.
     At March 31, 2007, the Group had $93.7 million of container borrowing facilities under which $93.7 million was being utilized. In addition, the Group had $2.1 million of unutilized credit facilities that were available, if required, for operating activities.
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
     In addition to the Revolving Credit Facility, the Group finances the acquisition of equipment with term debt and capital lease facilities and secured $16.2 million of such funding in 2006.

The Cronos Group
     Managed Container Programs
     Joint Venture Program: The Joint Venture Program has been a major source of funding for the Group since its inception in September 2002. The Joint Venture Program is 50% owned by a subsidiary of the Group and 50% owned by a member of the Fortis group of companies, a major international financial services provider. The purpose of the program is to acquire and lease marine cargo containers to third-party lessees with the lenders providing up to 80% of the cost of acquiring the containers and the joint venture partners each providing one-half of the equity to fund the balance of the capital requirements of the program. In March 2007, the parties to the Joint Venture Program made the following changes to the program:
•	The maximum debt funding commitment increased from $350 million to $420 million;

•	The interest rate margin over the one month London Inter-Bank Offered Rate (“Libor”) decreased from 125 basis points to 75 basis points until October 31, 2007; and,

•	The maximum equity commitment of each of the equity holders in the Joint Venture Program increased to $42 million.
     The debt funding is in the form of a revolving credit facility and is subject to an annual review. The next review date (the “Review Date”) is October 31, 2007. If the facility is extended on the Review Date the interest rate margin over the one month Libor rate will increase from 75 basis points to 125 basis points. If the facility is not extended on the review date, the debt balance outstanding on that date will be repaid over a period of ten years through equal payments of principal and the interest rate margin over the one month Libor rate will increase from 75 basis points to 162.5 basis points. The future growth of the Joint Venture Program may be constrained if the revolving credit facility is not renewed on an annual basis or if the Group cannot provide the 10% cash required for its equity contribution. At March 31, 2007, the Joint Venture Program had capacity for an additional $138.5 million of new equipment.
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
     US Limited Partnership Programs: Since 1979, Cronos has sponsored eighteen US Limited Partnerships and raised $493 million from over 37,500 investors. Twelve of the original eighteen partnerships have been dissolved. The objectives of each partnership is to invest in marine cargo containers, to generate continuing income for distribution to the limited partners, and to realize the residual value of the container equipment at the end of its useful economic life or upon the dissolution of the partnership.
     Four of the existing partnership programs have entered their liquidation phase whereby the general partner will consider the disposal of the equipment in each program as suitable opportunities arise. The general partner will consider the ultimate disposal of the remaining equipment in each program after taking into account the prevailing market conditions, as well as the impact of a diminishing fleet size on the level of lease revenue generated relative to the cost base for each partnership.
     Private Container Programs: Cronos manages containers pursuant to agreements negotiated directly with corporations, partnerships and private individuals located in Europe, the United States and South Africa. Cronos does not expect to target this segment for any significant equipment funding in 2007.
     Minimum lease payments on the agreements with Private Container Programs with fixed payment terms are included in Note 11 to the condensed unaudited consolidated financial statements herein. In the first three months of 2007 fixed payments to Private Container Programs represented 3% of total payments to all Managed Container Programs.

The Cronos Group
     Product Overview
     The Group operates a fleet of dry cargo and specialized containers. Specialized containers include refrigerated, tank and dry freight special containers.
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
     Tank containers are constructed and maintained in accordance with strict international codes for the worldwide transport and storage of bulk liquids on both land and sea. The fleet comprises both T4 and T11 type tanks, which can carry highly flammable, corrosive, toxic and oxidizing substances as well as non-hazardous cargoes such as food and oils. Tank containers range in capacity from 17,500 litres to 26,000 litres and are generally insulated and equipped with a heating system.
     Dry freight specials include palletwide containers, rolltrailers, flat racks, bulkers and open tops:
•	Cronos owns a series of patents for Cellular Palletwide Containers (“CPCs”), a specialized container of extra interior width designed specifically for the carriage of cargo on metric pallets. CPCs allow for the side-by-side stowage of metric pallets, which is not possible in a standard ISO container, thereby increasing the pallet load capacity per container. In addition to its leasing activity, Cronos earns CPC licence fee income on the sale of CPCs to third parties.

•	A rolltrailer is a heavy-duty chassis used for moving heavy cargo or containers onto and off of Roll On — Roll Off ships. Cronos entered the rolltrailer market in 1996 when it acquired a Swedish company with an existing fleet of rolltrailers.

•	Flat racks are typically used for the transportation of heavy machinery and can be folded flat for inexpensive and efficient repositioning and storage.

•	Bulkers are containers designed for the carriage of granular cargoes, including plastics, certain chemicals and agricultural products. The cargo carried by bulkers can be loaded and shipped in a loose state without the need for any other packaging.

•	Open tops are primarily used to enable loading of heavy machinery from above the container and for the carriage of certain over-height cargoes that would be unsuitable for a standard container.

The Cronos Group
     Overview of Operating Performance
     The size of the combined container fleet increased by approximately 3% in the first quarter of 2007 as the Group added a total of $48.7 million of new container equipment to the owned and managed fleets. Specialized equipment, comprising refrigerated, tank and dry freight special containers, accounted for 82% of total additions. This is in line with the Group’s growth strategy for its leased container fleet which focuses on:
•	Increasing the concentration levels of specialized containers in its fleet; and,

•	Participating in the lease market for new dry cargo containers as market opportunities arise.
     Market conditions for new specialized equipment continue to be favourable and at March 31, 2007, the Group had commitments with container manufacturers for an additional $60.8 million of new container equipment for delivery in the second and third quarters of this year.
     Overall, the combined utilization of the Cronos container fleet at the end of the first quarter was almost 92% reflecting the continuing strong demand for all categories of its existing fleet of leased containers. This reflects the high volumes of containerized trade on almost all of the major trade routes. The following table summarizes the combined utilization of the Cronos container fleet at each of the dates indicated:

	March 31,	December 31,	March 31,
	2007	2006	2006

Utilization at end of period	91.6%	92.1%	90%
     Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
     Net income for the first quarter of 2007 was $2.3 million compared to $2.6 million for the corresponding period of 2006.
     The decline in net income for the first three months of 2007 was primarily due to the impact of $0.6 million of professional fees that were recorded in selling, general and administrative expenses in connection with the proposed transaction for the sale of the Company’s assets (see Note 1 to the Condensed Unaudited Consolidated Financial Statements herein).
     Analysis & Discussion
     Gross lease revenue (“GLR”) of $35.7 million for the first quarter of 2007 was $0.5 million, or 1%, higher than for the same period in 2006. A $3.4 million, or 25%, increase in GLR due to the increase in the size of the specialized container fleet was partially offset by a decline of $2.9 million, or 14%, in dry container GLR as the Group disposed of older dry container equipment at the end of its useful economic life.
     Direct operating expenses of $3.9 million for the three month period ended March 31, 2007, were $1.2 million lower than the same period of 2006. This was due primarily to a reduction in repair and other activity-related expenses reflecting lower volumes of both dry cargo container redeliveries and inventories in the first quarter of 2007.

The Cronos Group
     Operating segment information

		US
	Joint	Limited	Private
US dollar amounts in thousands	Venture	Partnership	Container	Owned
	Program	Programs	Programs	Containers	Total
Three months ended March 31, 2007
Items directly attributable to segments:
- gross lease revenue	$15,627	$3,771	$9,063	$7,261	$35,722
- direct operating expenses	(1,285)	(537)	(1,427)	(660)	(3,909)

net lease revenue	14,342	3,234	7,636	6,601	31,813
- direct financing lease income	—	—	—	395	395
- payments to Managed Container Programs	(13,124)	(2,190)	(6,947)	—	(22,261)
- container depreciation	—	—	—	(2,847)	(2,847)
- container interest expense	—	—	—	(1,808)	(1,808)

Segment profit	$1,218	$1,044	$689	$2,341	$5,292

     Joint Venture Program: Segment profit increased to $1.2 million for the first quarter of 2007 from $0.9 million for the same period in 2006.
•	Net lease revenue increased by $3.9 million in the first quarter of 2007 reflecting the significant investment in additional equipment for the program; and,

•	Payments to the Joint Venture Program increased by $3.6 million in the first quarter of 2007, in line with the increase in net lease revenue for this segment.
     US Limited Partnership Programs: Segment profit of $1 million for the three months ended March 31, 2007, was $0.1 million lower than for the same period in 2006.
•	Net lease revenue declined by $0.8 million due primarily to the effect of the disposal of dry cargo containers at the end of their useful economic life; and,

•	Payments to US Limited Partnership Programs declined in line with net lease revenue.

The Cronos Group
     Private Container Programs: Segment profit of $0.7 million in the first quarter of 2007 was $0.2 million lower than the corresponding period of 2006.
•	Net lease revenue of $7.6 million declined by $1.1 million when compared to the corresponding period of 2006 due primarily to a reduction in the quantity of containers owned by these programs;

•	Payments to Private Container Programs declined by $0.9 million in the first quarter of 2007 reflecting the decline in net lease revenue.
     Owned Containers: Segment profit for the first quarter of 2007 declined by $0.6 million compared to the same period in 2006:
•	Net lease revenue of $6.6 million was $0.4 million lower than in the corresponding period of 2006, reflecting the decline in the size of the owned container fleet due to the disposal of equipment at the end of its useful economic life;

•	Container depreciation of $2.8 million in the first quarter of 2007 was comparable to the charge in the corresponding period of 2006; and,

•	Container interest expense of $1.8 million was $0.2 million higher when compared to the first quarter of 2006 due primarily to increased interest rates.
     Equipment trading revenue of $0.9 million for the first quarter of 2007 represented transactions for the sale of specialized container equipment for which the Group used its relationships with equipment manufacturers to assist first parties to design and acquire their own equipment and organize delivery to designated locations. Equipment trading expenses represented equipment and related costs for this activity.
     Commissions, fees and other income of $1.4 million for the first quarter of 2007 were $0.2 million higher than in the corresponding period in 2006 due primarily to an increase in the level of gains recorded on the disposal of fixed assets at the end of their useful economic life. Over 80% of the equipment disposed was sold outside of the US and the disposal proceeds reflected wide geographical resale market and the strength of major foreign currencies in relation to the US dollar.
     Selling, general and administrative expenses of $5.6 million for the first quarter of 2007 were $0.5 million higher than in the corresponding period of 2006. The main changes were primarily attributable to:
•	Professional fees of $0.6 million recorded in the first quarter of 2007 incurred in connection with the proposed transaction for the sale of the Company.
This was partially offset by:
•	A $0.2 million decline in manpower related expenses reflecting the implementation of a number of restructuring plans during 2006.
     Income Taxes of $0.1 million for the first quarter of 2007 were lower than in the first quarter of 2006 reflecting the decline in the level of taxable income. The effective tax rate of 20% for the first quarter of 2007 is based on the best estimate by the Group of the expected tax rate to be applicable for the 2007 fiscal year. The effective tax rate for the first quarter of 2006 was 15%. The increase in the effective tax rate is primarily due to the fact that the Group expects to generate a greater proportion of taxable profit in certain higher tax jurisdictions in 2007.
     Equity in earnings of unconsolidated affiliate for the first quarter of 2007 was $0.5 million higher than in the corresponding period in 2006. This increase in earnings was due to the expansion of the container fleet in the Joint Venture Program.

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
     Total cash balances of $8.8 million at March 31, 2007, were $0.3 million higher than the position at the beginning of the year. Cash provided by operating activities of $4.4 million, cash generated by the sale of container equipment at the end of its economic life of $1.3 million and the release of $0.3 million of restricted cash were offset by payments of $1 million for capital expenditures, $1.8 million for investments in the Joint Venture Program, $0.5 million for dividend payments and debt repayments of $2.3 million.
     Restricted cash
     The $0.3 million decline in restricted cash in the first three months of 2007 was due to the cancellation of a letter of credit that had been held in connection with a funding facility. This facility was repaid at the end of 2006.
     Amounts due from lessees, net
     Cash flows relating to gross lease revenue are largely dependent upon the timely collections of lease revenues from shipping lines. At March 31, 2007, the net amounts due from lessees were $1.3 million higher than at the beginning of the year reflecting an increase in the total amounts invoiced for lease revenues and for container sales.
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
     Amounts receivable from Managed Container Programs
     The $0.8 million decline in the amounts receivable from Managed Container Programs in the first quarter of 2007 was primarily due to the receipt of $0.6 million in connection with the sale of container equipment to a US Limited Partnership Program.
     New container equipment held for resale & Amounts payable to container manufacturers
     At March 31, 2007, the Group owed container manufacturers $43.8 million for equipment. Of this equipment, $41.6 million related to equipment purchased for resale to Managed Container Programs, $0.6 million was purchased for resale to third parties under equipment trading transactions and $1.6 million was acquired for the Group’s Owned Containers. The Group utilizes the proceeds from the transfer of equipment held for resale to Managed Container Programs to pay the related amount due to container manufacturers.

The Cronos Group
     Other amounts payable and accrued expenses
     The balance declined by $1 million to $6.4 million in the first quarter of 2007 due to the settlement of the fourth quarter dividend and the payment of selling, general and administrative expenses.
     Commitments to container manufacturers
     At March 31, 2007, the Group had outstanding orders to purchase container equipment of $60.8 million. Of this amount, the Group intends to sell $59.4 million to the Joint Venture Program and $0.4 million to third parties under equipment trading transactions. The remaining $1 million will be acquired by the Group using existing container funding facilities and cash.
     Declared dividends
     On November 9, 2006, the Board of Directors declared a dividend of $0.15 per common share, of which 7 cents per common share was paid on January 10, 2007, for the fourth quarter of 2006 to shareholders of record as of the close of business on December 29, 2006, and 8 cents per common share was paid on April 10, 2007, for the first quarter of 2007 to shareholders of record as of the close of business on March 23, 2007.
     Under the asset purchase agreement entered into by Cronos with CRX on February 28, 2007, (see Item 1 -“Financial Statements”), the Company is prohibited, without the consent of CRX, from declaring and paying any further dividends on its common shares, and, if the closing of the proposed sale of the Company’s assets to CRX has not occurred by August 15, 2007, then the Board of Directors of Cronos, in its discretion, may declare a dividend for the third calendar quarter of 2007 consistent with the dividend declared by the Board of Directors on November 9, 2006, payable no earlier than September 1, 2007, to shareholders of record no earlier than August 15, 2007.
     The Group believes that it has sufficient capital resources to support its operating and investing activities for the next twelve months.
Item 3 — Quantitative and Qualitative Disclosures about Market Risk
     Interest rate risk: Outstanding borrowings are subject to interest rate risk. Approximately 93% of total borrowings had floating interest rates at March 31, 2007. The Group conducted an analysis of borrowings outstanding at March 31, 2007, and found that if a 10% increase were applied to variable interest rates, the effect would be to reduce annual cash flows by $0.5 million.
     Exchange rate risk: Substantially all purchases of container equipment are in US dollars. By reference to 2006, approximately 93% of the Group’s revenues were billed and paid in US dollars, and approximately 48% of expenses were incurred and paid in US dollars. Of the non-US dollar expenses, approximately 70% were individually small, unpredictable and were incurred in various denominations. Thus, such amounts are not suitable for cost-effective hedging. For the remainder of non-US dollar denominated revenues and expenses, the Group may enter into foreign currency contracts to reduce exposure to exchange rate risk.
     As exchange rates are outside of the control of the Group, there can be no assurance that such fluctuations will not adversely affect its results of operations and financial condition. By reference to 2006, it is estimated that for every 10% incremental change in value of the US dollar against various foreign currencies, the effect would be to change cash flows by $1 million in any given year.
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
     There has been no change in the Group’s internal controls over financial reporting (as defined in Rule 13a-15(f)) that occurred during the fiscal quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Group’s internal control over financial reporting.

The Cronos Group
PART II — OTHER INFORMATION
Item 1 — Legal Proceedings
     Legal Complaint
     As the Company reported in its Form 8-K report filed with the SEC on March 9, 2007, an action titled Alan Kahn v. Dennis J. Tietz et. al. was filed on March 2, 2007, in the Superior Court of the State of California in and for the County of San Francisco against the Company, the members of the Company’s board of directors, and CRX.
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
Item 1A — Risk Factors
     See Item 1A — “Risk Factors” in the Company’s 2006 Annual Report on Form 10-K for a detailed description of the principal risks that attend the Company and its business.
     There have been no material changes in these risk factors during the quarter ended March 31, 2007.
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
THE CRONOS GROUP

SIGNATURE		TITLE	DATE

By	/s/ PETER J. YOUNGER	President and Chief Operating Officer	May 8, 2007

Peter J. Younger

	/s/ FRANK P. VAUGHAN Frank P. Vaughan	Chief Financial Officer, Senior Vice President (Principal Financial and Accounting Officer)	May 8, 2007

The Cronos Group
Exhibit Index

Number	Exhibit

31.1	Rule 13a-14 Certification

31.2	Rule 13a-14 Certification

32	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not deemed to be “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.